Form 10-Q
period 1996-03-31
NOBLE ROMANS INC
filed 1996-05-20
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - - ---  Exchange Act of 1934
     For the quarterly period ended March 31, 1996

     Or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- - - ---  Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number: 0-11104


NOBLE ROMAN'S, INC.
(Exact name of registrant as specified in its charter)

Indiana
(State or other jurisdiction of organization)

35-1281154
(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 800
Indianapolis, Indiana
(Address of principal executive offices)

46204
(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

As of May 1, 1996, there were 4,131,324 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 1995
and March 31, 1996                                                    Page 3

Condensed consolidated statements of operations for the three
months ended March 31, 1995 and 1996                                  Page 4

Condensed consolidated statements of cash flows for the three
months ended March 31, 1995 and 1996                                  Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. At December 31, 1995 the Company determined that it needed to revise its financial reporting for the deferred income tax liability and, therefore, increased its accrual for income tax expense.
The change effected the entire 1995 year and when spread had the effect of lowering first quarter 1995 earnings by $17,331. This change is reflected on the Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 included herein.

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
                                                                  (Unaudited)
                                                    December 31,  March 31,
                                                    1995          1996
                                                    -----------   -----------
Assets
Current assets:
   Cash                                             $   229,462   $   223,079
   Accounts receivable                                  950,622       951,108
   Inventories                                          980,534       977,553
   Prepaid expenses                                     512,949       741,303
                                                    -----------   -----------
      Total current assets                            2,673,567     2,893,043

Property and equipment, less accumulated
 depreciation and amortization of
 $3,737,594 and $3,971,356                            9,135,949     9,256,797
Costs in excess of assets required, net               6,722,812     6,657,317
Other assets                                          2,127,594     2,337,277
                                                    -----------   -----------
                                                    $20,659,922   $21,144,434
                                                    -----------   -----------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                 $   946,033   $   953,627
   Notes payable - current                              761,128       761,128
   Other current liabilities                          1,019,247       685,907
                                                    -----------   -----------
      Total current liabilities                       2,726,408     2,400,662

Long-term liabilities:
   Revolving line of credit                           2,914,919     3,510,286
   Notes payable                                      8,290,793     8,306,253
   Capital leases                                       258,037       243,469
   Deferred tax liability                               896,390       896,390
                                                    -----------   -----------
      Total long-term liabilities                    12,360,139    12,956,398

Stockholders' equity
   Common stock, no par value, authorized
    9,000,000 shares, issued 4,131,324
    and 4,131,324                                     5,442,788     5,442,788
   Retained earnings                                    130,587       344,586
                                                    -----------   -----------
      Total stockholders' equity                      5,273,375     5,787,374
                                                    -----------   -----------
                                                    $20,659,922   $21,144,434
                                                    -----------   -----------

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                      1995         1996
                                                      ----------   ----------
Restaurant revenue                                    $8,044,248   $8,715,445
Royalties                                                 57,253       58,719
Administrative fees and other                            109,367      112,026
                                                      ----------   ----------
   Total revenue                                       8,210,868    8,886,190

Restaurant operating expenses:
   Cost of revenue                                     1,438,421    1,625,209
   Salaries and wages                                  2,480,174    2,721,127
   Rent                                                  666,407      715,860
   Advertising                                           365,606      401,285
   Other                                               1,844,211    2,035,329
Depreciation and amortization                            283,830      297,122
General and administrative                               498,377      425,804
                                                      ----------   ----------
      Operating income                                   633,842      664,454

Interest                                                 284,674      333,517
                                                      ----------   ----------
Income before income taxes                               349,168      330,937

Income taxes                                             135,331      116,938
                                                      ----------   ----------
Net income                                            $  213,837   $  213,999
                                                      ----------   ----------
Net income per share                                  $      .05   $      .05

Weighted average number of common shares outstanding   3,993,392    4,131,324


Noble Roman's and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                         Three Months Ended
                                                             April 31,
                                                        --------------------
                                                        1995        1996
                                                        ---------   --------
OPERATING ACTIVITIES
   Net income                                           $ 213,837   $ 213,999
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       319,388     297,122
      Changes in operating assets and liabilities
       (increase) decrease in:
         Accounts receivable                             (183,808)       (486)
         Inventory                                       (137,099)      2,981
         Prepaid expenses                                (275,446)   (228,354)
         Other assets                                     (52,003)          -
      Increase (decrease) in:
         Accounts payable                                 483,864       7,594
         Accrued expenses                                (512,279)   (333,340)
                                                        ---------   ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES          (127,884)    (40,484)


INVESTING ACTIVITIES
   Purchase of equipment                                 (298,636)   (314,610)
   Payments received on notes receivable                      623           -
                                                        ---------   ---------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                              (298,013)   (314,610)


FINANCING ACTIVITIES
   Proceeds from long-term debt                                 -     363,279
   Proceeds from sale of common stock                      10,630           -
   Principal payments on long-term debt
    and capital lease obligations                         (58,169)    (14,568)
                                                        ---------   ---------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                               (47,539)    348,711
                                                        ---------   ---------

INCREASE (DECREASE) IN CASH                              (473,436)     (6,383)

   Cash at beginning of period                            621,726     229,462
                                                        ---------   ---------
   Cash at end of period                                $ 148,290   $ 223,079
                                                        ---------   ---------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three month period ended March 31, 1995 and 1996

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                            Three Months Ended
                                                                 March 31,
                                                               --------------
                                                               1995     1996
                                                               -----    -----
Revenue:
   Restaurant revenue                                           98.0%    98.0%
   Royalties                                                      .7       .7
   Administrative fees and other                                 1.3      1.3
                                                               -----    -----
                                                               100.0    100.0

Restaurant operating expenses (1):
   Cost of revenue                                              17.9     18.6
   Salaries and wages                                           30.8     31.2
   Rent                                                          8.3      8.2
   Advertising                                                   4.5      4.6
   Other                                                        22.9     23.4
Depreciation and amortization                                    3.5      3.3
General and administrative                                       6.1      4.8
                                                               -----    -----

      Operating income                                           7.7      7.5

Interest                                                         3.4      3.8
                                                               -----    -----
      Income before federal income taxes                         4.3%     3.7%

(1) As a percentage of restaurant revenue


Total revenue increased 8.2% in the three months ended March 31, 1996, from $8.2 million in 1995 to $8.9 million in the three months ended
March 31, 1996. The increase was attributable to revenue at the five new restaurants opened after the first quarter in 1995 and the one new restaurant opened during the first quarter of 1996, to a 2.0% increase in comparable restaurant revenue offset by a .4% increase in discounts as a percentage of revenue.

Cost of revenue as percentage of restaurant revenue increased from 17.9% in the first three months of 1995 to 18.6% in the same period in 1996. The increase was primarily the result of increased cheese prices which were unusually low during the first three months of 1995. Salaries and wages increased as a percentage of restaurant revenue from 30.8% for the three month period in 1995 to 31.2% in 1996. The increase was attributable to a higher average hourly wage, partially offset by more efficient scheduling of hourly employees. Management believes that the competition for labor in 1996 has declined to date due to decreased competition from certain casual dining chains which opened in the region during 1995. Other expenses increased as a percentage of revenue from 22.9% in the three month period in 1995 to 23.4% in 1996. The increase was primarily attributable to increased utility costs which resulted from colder than normal winter weather.

General and administrative expenses as a percentage of total revenue decreased from 6.1% during the three months ended March 31, 1995 to 4.8% in 1996. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue due to new restaurant openings in 1995.

Operating income increased from $634 thousand in the three month period ended March 31, 1995 to $664 thousand in 1996. Operating income decreased as a percentage of total revenue from 7.7% in 1995 to 7.5% in 1996.

Interest expense increased from $285 thousand for the three month period ended March 31, 1995 to $334 thousand in 1996. The increase is the result of a higher interest rate on the Company's debt as a result of the refinancing in December, 1995 in order to repay notes which had a short term maturity.

Income before federal income taxes decreased 5.2% from $349 thousand for the three month period in 1995 to $331 thousand in 1996. The decrease was attributable to the increase in interest expense which was partially offset by the increase in operating income.


Liquidity and Capital Resources
The Company's principal capital requirements arise from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants. The Company's primary sources of working capital are cash flow from operations and borrowings under its credit facilities.

Capital expenditures were $298,636 for the three month period in 1995 and $314,610 in 1996. The Company expands primarily through the use of leased land and buildings. The capital requirements for new restaurants in build-to-suit, free-standing leased facilities is expected to average approximately $150,000 per restaurant.

The Company has signed a Letter of Intent to acquire Papa Gino's, another regional chain of 182 restaurants, located in Boston, Massachusetts and surrounding areas. This transaction is contingent upon execution of a definitive agreement, completion of a public equity offering and the securing of a senior credit facility for the combined company.

Absent the above transaction, the Company believes that cash generated from operations, combined with its current credit facility, will be sufficient to accomplish its development plans. The Company also believes that, if the above acquisition is completed, the cash flow from operations combined with the equity offering and the new credit facility will be sufficient to accomplish its internal growth plans of the combined entities and to pursue its growth strategy of acquiring other regional pizza chains.



PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.


ITEM 2. Changes in Securities.

None.


ITEM 3. Defaults Upon Senior Securities.

None.


ITEM 4. Submission of Matters to a Vote of Security Holders.

None.


ITEM 5. Other Information.

None.


ITEM 6. Exhibits and Reports on Form 8-K.

Report on Form 8-K filed March 25, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: May 20, 1996

/s/ Paul W. Mobley
- - - --------------------------------------------
Paul W. Mobley, President
(Principal Executive Officer and Chief Financial Officer)