Form 10-Q/A
period 1996-03-31
NOBLE ROMANS INC
filed 1996-06-28
CIK 709005

FORM 10-Q/A#1

					                            UNITED STATES
			                     SECURITIES AND EXCHANGE COMMISSION
				                         Washington, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1996

OR

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
	For the transition period from      to

Commission file number:  0-11104

NOBLE ROMAN'S, INC.
(Exact name of registrant as specified in its charter)

Indiana							                                   35-1281154
(State or other jurisdiction of organization)   (I.R.S. Employer
                                                Identification Number)
One Virginia Avenue, Suite 800
Indianapolis, Indiana 			                         46204
(Address of principal executive offices)         (Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
   				                                  Yes    X       	No
                                               ------	      -----

Outstanding Shares of Common Stock on June 24, 1996: 4,131,324

					                  Part II - Other Information

Item 6.		  Exhibits and Reports on Form 8-K.
- ---------		---------------------------------------------

(a)	Exhibits.

27.1	Financial Data Schedule

(b)	Reports on Form 8-K

Report on Form 8-K filed on March 26, 1995

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              							NOBLE ROMAN'S, INC.

                                         							By:  /s/ Paul W. Mobley
							                                             -------------------------
							                                              Paul W. Mobley
							                                              Chief Executive Officer,
							                                              Chief Financial Officer

June 26, 1996