Form 10-Q
period 1996-06-30
NOBLE ROMANS INC
filed 1996-08-19
CIK 709005

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

- -------------------------------------------------------------------------
                             FORM 10-Q
- -------------------------------------------------------------------------
                              (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                 OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM       TO           .
                                      -------  -----------

                 Commission file number: 0-11104


                          NOBLE ROMAN'S, INC.
         (Exact name of registrant as specified in its charter)

Indiana                                                    35-1281154
(State or other                                        (I.R.S. Employer
jurisdiction of organization)                         Identification No.)

One Virginia Avenue, Suite 800
Indianapolis, Indiana                                          46204
(Address of principal executive offices)                    (Zip Code)

                           (317) 634-3377
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

As of August 15, 1996, there were 4,131,324 shares of Common Stock, no par value, outstanding.

                      PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

The following condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 1995
and June 30, 1996                                                   Page 3

Condensed consolidated statements of operations for the six and three
months ended June 30, 1995 and 1996                                 Page 4

Condensed consolidated statements of cash flows for the six
months ended June 30, 1995 and 1996                                 Page 5


The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. At December 31, 1995 the Company determined that it needed to revise its financial reporting for deferred income tax liability and, therefore, increased its accrual for income tax expense. The change effected the entire 1995 year and when spread over the year had the effect of lowering previously reported first quarter 1995 earnings by $17,331 and second quarter 1995 by $7,948. This change is reflected on the Condensed Consolidated Statement of Operations for the six and three months ended June 30, 1995 included herein.

                  Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets


                                                              (Unaudited)
                                        December 31             June 30
                                           1995                   1996
                                       -------------           ----------
    Assets
Current assets:
  Cash                                 $     229,462           $  256,559
  Accounts receivable                        950,622              946,854
  Inventories                                980,534            1,003,520
  Prepaid expenses                           512,949              767,689
                                       -------------           ----------
    Total current assets                   2,673,567            2,974,622

Property and equipment, less
  accumulated depreciation and
  amortization of $3,737,594
  and $4,090,022                           9,135,949            9,177,257
Costs in excess of assets
  acquired, net                            6,722,812            6,592,322
Other assets                               1,476,426            1,576,463
                                       -------------           ----------
                                       $  20,008,754          $20,320,664
                                       -------------           ----------

    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                     $     946,033          $ 1,981,526
  Notes payable - current                    761,128            1,011,128
  Other current liabilities                1,019,247              677,437
                                       -------------            ----------
    Total current liabilities              2,726,408            3,670,091

Long-term liabilities:
  Revolving line of credit                 2,914,919            4,000,000
  Notes payable-less current portion       8,150,793            7,672,892
  Capital leases                             258,037              117,050
  Deferred tax liability                     696,041              169,129
                                       -------------            ----------
    Total long-term liabilities           12,019,790           11,959,071

Stockholders' equity
  Common stock, no par value,
    authorized 9,000,000 shares,
    issued 4,131,324 and 4,131,324         5,458,431            5,458,431
  Retained earnings                         (195,875)            (766,929)
                                       -------------            ----------
Total stockholder's equity                 5,262,556            4,691,502
                                       -------------            ----------
                                       $  20,008,754          $20,320,664
                                       -------------            ----------


                  Noble Roman's, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                               (Unaudited)


                                                 Six Months Ended             Three Months Ended
                                                      June 30                         June 30
                                             1995               1996           1995               1996
                                          -------            -------        -------            -------
Restaurant revenue                    $15,823,691        $16,860,810    $ 7,779,443         $ 8,145,365
Royalties                                 116,217             98,419         58,964              39,700
Administrative fees and other             194,672            142,501         85,305              30,475
                                      -----------           --------     ----------         ----------
    Total revenue                      16,134,580         17,101,730      7,923,712           8,215,540

Restaurant operating expenses:
  Cost of revenue                       2,861,257          3,308,766      1,422,836           1,683,557
  Salaries and wages                    4,946,390          5,476,232      2,466,216           2,755,105
  Rent                                  1,333,004          1,489,877        666,597             774,017
  Advertising                             723,676            808,754        358,070             407,469
  Other                                 3,695,409          4,169,871      1,851,198           2,134,542
Depreciation and amortization             566,705            595,744        282,875             298,622
General and administrative                956,102          1,103,804        457,725             678,000
Cost of attempted acquisition and
  equity offering                                            768,389                            768,389
                                      -----------           --------     ----------         ----------
    Operating income                    1,052,037           (619,707)       418,195          (1,284,161)

Interest and other expense                583,432            707,642        298,758             374,125
                                      -----------           --------     ----------         ----------
Income before income taxes                468,605         (1,327,349)       119,437          (1,658,286)

Income taxes                              165,886           (468,437)        48,948            (585,375)
                                      -----------            -------     ----------         ----------

Net income                               $302,719         $ (858,912)     $  70,489         $(1,072,911)
                                      -----------            -------     ----------         ----------

Net income per share                  $       .08         $     (.21)     $     .02         $      (.26)

Weighted average number of
  common shares outstanding             3,995,495          4,131,324      3,997,574           4,131,324



                         Noble Roman's and Subsidiaries
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                       -------------------------------------------
                                               1995                          1996
                                       -------------------------------------------
OPERATING ACTIVITIES

Net income                              $   309,605                      $  (858,912)
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
    Depreciation and amortization           658,538                          654,637
  Changes in operating assets
  and liabilities (increase) decrease in:
    Accounts receivable                     (62,413)                           3,768
    Inventory                              (159,429)                         (22,986)
    Prepaid expenses                       (348,409)                        (254,740)
    Other assets                             10,000                         (100,037)
  Increase (decrease) in:
    Accounts payable                        729,466                         1,031,936
    Accrued expenses                       (386,071)                        (868,722)
                                         -----------                   -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                        751,287                         (415,056)

INVESTING ACTIVITIES

  Purchase of fixed assets               (1,111,839)                        (387,367)
  Payments received on
    notes receivable                          1,023                               --
                                         ----------                    -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                      (1,110,816)                        (387,367)

FINANCING ACTIVITIES

  Proceeds from long-term debt                   --                        1,085,081
  Proceeds from sale of common stock         17,510                               --
  Principal payments on long-term debt
    and capital lease obligations          (152,521)                        (255,561)
                                         ----------                    -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                       (135,011)                         829,520
                                         ----------                    -----------
INCREASE (DECREASE) IN CASH                (494,540)                          27,097

  Cash at beginning of period               621,726                          229,462
                                         ----------                    -----------
  Cash at end of period                  $  127,186                    $     256,559
                                         ----------                    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Six month and three month periods ended June 30, 1995 and 1996

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.


                                                Six Months Ended              Three Months Ended
                                                    June 30                         June 30
                                               1995           1996           1995           1996
                                           --------       --------       --------       --------
Revenue:
  Restaurant revenue                           98.1%          98.6%          98.2%          99.1%
  Royalties                                      .7             .6             .7             .5
  Administrative fees and other                 1.2             .8            1.1             .4
                                           --------       --------       --------       --------
                                              100.0          100.0          100.0          100.0
Restaurant operating expenses (1):
  Cost of revenue                              18.1           19.6           18.3           20.7
  Salaries and wages                           31.3           32.5           31.7           33.8
  Rent                                          8.4            8.8            8.6            9.5
  Advertising                                   4.6            4.8            4.6            5.0
  Other                                        23.4           24.7           23.8           26.2
Depreciation and amortization                   3.5            3.5            3.6            3.6
General and administrative                      5.9            6.5            5.8            8.3
Loss from withdrawn acquisition and offering     --            4.5             --            9.4
                                           --------       --------       --------       --------
Operating income                                6.5           (3.6)           5.3          (15.6)

Interest                                        3.6            4.1            3.8            4.6
                                           --------       --------       --------       --------
Income before federal income taxes              2.9%          (7.8%)          1.5%          (20.2%)

(1) As a percentage of restaurant revenue

Total revenue increased 6.0% and 3.7% in the six months and three months ended June 30, 1996, respectively. The increase was primarily attributable to revenue at the four new restaurants opened after the second quarter in 1995 and the one new restaurant opened during the first quarter of 1996.

Cost of revenue as percentage of restaurant revenue increased from 18.1% in the first six months of 1995 to 19.6% in the same period in 1996 and from 18.3% to 20.7% in the three month period ended June 30, 1995 and 1996, respectively. The increase was primarily the result of increased cheese prices and a 25th Anniversary price rollback promotion in April, 1996. Salaries and wages increased as a percentage of restaurant revenue from 31.3% and 31.7% for the six and three month periods ended June 30, 1995 compared to 32.5% and 33.8% in the same periods in 1996. The increase was attributable to a higher average hourly wage and to inefficient scheduling of hourly employees, both of which were the result of senior management's focus on an acquisition during those periods. Other expenses increased as a percentage of revenue from 23.4% and 23.8% in the six and three month periods ended in 1995 to 24.7% and 26.2% in the same periods in 1996. This increase was primarily attributable to the lack of execution of the operating controls as a result of the Company's senior management being focused on an acquisition which was subsequently withdrawn.

General and administrative expenses as a percentage of total revenue increased from 5.9% and 5.8% during the six and three month periods ended June 30, 1995 to 6.5% and 8.3% in the same periods in l996. This increase as a percentage of total revenue was primarily attributable to same store net revenue decline, to hiring additional supervisory personnel because of senior management's focus on an acquisition and to additional training and hiring expense because of turnover of restaurant level management due to ineffective supervision.

Operating income decreased from $1,052 thousand and $418 thousand in the six and three month periods ended June 30, 1995 to ($620 thousand) and ($1,284 thousand) in the same periods in 1996. Operating income decreased because of the poor operating controls discussed in the three previous paragraphs and because of the $768 thousand cost incurred in the second quarter 1996 for an acquisition and equity offering which was abandoned in June, 1996.

Interest expense increased from $583 thousand and $299 thousand for the six and three month periods ended June 30, 1995 to $708 thousand and $374 thousand in the same periods in 1996. This increase is the result of a higher interest rate on the Company's debt as a result of the refinancing in December, 1995 in order to repay notes which had a short term maturity and because of an increase in the amount of outstanding debt.

Income before federal income taxes decreased from $469 thousand and $119 thousand for the six and three month periods ended June 30, 1995 to ($1,327 thousand) and ($1,658 thousand) in the same periods in 1996. This decrease was primarily attributable to the attempted acquisition of a 180 restaurant pizza chain and the withdrawal of that attempt which both resulted in the cost directly attributable to that effort and to the inefficiencies in the Company's operations as a result of senior management's focus and time involvement in that acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the $768 thousand spent on the attempted acquisition of 180 restaurants located in Boston, Massachusetts and surrounding areas and because of the Company's inefficient operations as a result of that attempted acquisition and of senior management's time and focus on that acquisition, the Company is in technical default of the terms of its senior credit facility as the Company is out of compliance with the various financial covenants and has a shortage of working capital.

Management of the Company has had ongoing discussions with representatives of the bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the bank to increase its credit facility by $2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the bank have expressed a desire to work with the Company subject to further review and analysis.

Management believes that cash generated from future operations will be sufficient to meet its needs provided the existing credit facility is amended as discussed in the previous paragraph.

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

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As a result of the $768 thousand spent on the attempted acquisition of 180 restaurants located in Boston, Massachusetts and surrounding areas and because of the Company's inefficient operations as a result of that attempted acquisition and of senior management's time and focus on that acquisition, the Company is in technical default of the terms of its senior credit facility as the Company is out of compliance with the various financial covenants and has a shortage of working capital.

Management of the Company has had ongoing discussions with representatives of the bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the bank to increase its credit facility by $2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the bank have expressed a desire to work with the Company subject to further review and analysis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit 27  Financial Data Schedule

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOBLE ROMAN'S, INC.


Date: August 19, 1996                         By: /s/ Paul W. Mobley
                                                 -------------------------
                                                 Paul W. Mobley, President
                                                (Principal Executive Officer
                                                 and Chief Financial Officer)