Form 10-Q/A
period 1996-03-31
NOBLE ROMANS INC
filed 1996-11-18
CIK 709005

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------
                             FORM 10-Q/A#2
                            (Amendment #2)
-------------------------------------------------------------------------
                              (Mark One)

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

As of November 13, 1996, there were 4,131,324 shares of Common Stock, no par value, outstanding.

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

The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. At December 31, 1995 the Company determined that it needed to revise its financial reporting for deferred income tax liability and, therefore, increased its accrual for income tax expense. The change effected the entire 1995 year and when spread over the year had the effect of lowering previously reported first quarter 1995 earnings by $17,331. This change is reflected on the Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 included herein.

                  Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets


                                                              (Unaudited)
                                        December 31             March 31
                                           1995                   1996
                                       -------------           ----------
    Assets
Current assets:
  Cash                                 $     229,462           $  223,079
  Accounts receivable                        950,622              951,108
  Inventories                                980,534              977,553
  Prepaid expenses                           412,949              641,303
                                       -------------           ----------
    Total current assets                   2,573,567            2,793,043

Property and equipment, less
  accumulated depreciation and
  amortization of $3,737,594
  and $3,971,356                           9,135,949            9,256,797
Costs in excess of assets
  acquired, net                            6,722,812            6,657,317
Other assets                               1,471,387            1,681,070
                                       -------------           ----------
                                       $  19,903,715          $20,388,227
                                       -------------           ----------

    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                     $   1,859,188          $ 2,119,224
  Notes payable - current                    761,128              761,128
  Other current liabilities                1,019,247              685,907
                                       -------------            ----------
    Total current liabilities              3,639,563            3,566,259

Long-term liabilities:
  Revolving line of credit                 2,914,919            3,510,286
  Notes payable-less current portion       8,150,793            8,166,253
  Capital leases                             258,037              243,469
  Deferred tax liability                     351,568              281,316
                                       -------------            ----------
    Total long-term liabilities           11,675,317           12,201,324

Stockholders' equity
  Common stock, no par value,
    authorized 9,000,000 shares,
    issued 4,131,324 and 4,131,324         5,458,431            5,458,431
  Retained earnings                         (869,596)            (837,431)
                                       -------------            ----------
Total stockholder's equity                 4,620,835            4,620,644
                                       -------------            ----------
                                       $  19,903,715          $20,388,227
                                       -------------            ----------


                  Noble Roman's, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                               (Unaudited)


                                               Three Months Ended
                                                     March 31
                                             1995               1996
                                          -------            -------
Restaurant revenue                     $8,044,248         $8,715,445
Royalties                                  57,253             58,719
Administrative fees and other             109,367            112,026
                                      -----------           --------
    Total revenue                       8,210,868          8,886,190

Restaurant operating expenses:
  Cost of revenue                       1,438,421          1,625,209
  Salaries and wages                    2,480,174          2,721,127
  Rent                                    666,407            715,860
  Advertising                             533,024            658,285
  Other                                 1,844,211          2,035,329
Depreciation and amortization             319,112            297,122
General and administrative                498,377            425,804
                                      -----------           --------
    Operating income                      431,142            407,454

Interest                                  284,674            358,517
                                      -----------           --------
Income before income taxes                146,468             48,937

Income taxes                               53,879             17,128
                                      -----------            -------

Net income                                $92,589            $31,809
                                      -----------            -------

Net income per share                  $       .02         $      .01

Weighted average number of
  common shares outstanding             3,993,392          4,131,324



                         Noble Roman's and Subsidiaries
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31
                                       -------------------------------------------
                                               1995                          1996
                                       -------------------------------------------
OPERATING ACTIVITIES

Net income                              $    92,589                           31,809
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
    Depreciation and amortization           354,670                          297,122
  Changes in operating assets
  and liabilities (increase) decrease in:
    Accounts receivable                    (183,808)                            (486)
    Inventory                              (137,099)                           2,981
    Prepaid expenses                       (275,446)                        (228,354)
    Other assets                            (52,003)
  Increase (decrease) in:
    Accounts payable                        483,864                          260,036
    Accrued expenses                       (430,827)                        (403,592)
                                         -----------                   -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                       (127,884)                         (40,484)

INVESTING ACTIVITIES

  Purchase of equipment                    (298,636)                        (314,610)
  Payments received on
    notes receivable                            623                               --
                                         ----------                    -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                       (298,013)                        (314,610)

FINANCING ACTIVITIES

  Proceeds from long-term debt                   --                          363,279
  Proceeds from sale of common stock         10,630                               --
  Principal payments on long-term debt
    and capital lease obligations           (58,169)                         (14,568)
                                         ----------                    -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                        (47,539)                         348,711
                                         ----------                    -----------
INCREASE (DECREASE) IN CASH                (473,436)                          (6,383)

  Cash at beginning of period               621,726                          229,462
                                         ----------                    -----------
  Cash at end of period                  $  148,290                    $     223,079
                                         ----------                    -----------

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


                                              Three Months Ended
                                                   March 31
                                               1995           1996
                                           --------       --------
Revenue:
  Restaurant revenue                           98.0%          98.0%
  Royalties                                      .7             .7
  Administrative fees and other                 1.3            1.3
                                           --------       --------
                                              100.0          100.0
Restaurant operating expenses (1):
  Cost of revenue                              17.9           18.6
  Salaries and wages                           30.8           31.2
  Rent                                          8.3            8.2
  Advertising                                   6.6            7.6
  Other                                        22.9           23.4
Depreciation and amortization                   3.9            3.3
General and administrative                      6.1            4.8
                                           --------       --------
Operating income                                5.3            4.6

Interest                                        3.4            3.8
                                           --------       --------
Income before federal income taxes              1.8%           0.8%

(1) As a percentage of restaurant revenue

Total revenue increased 8.2% in the three months ended March 31, 1996, from $8.2 million in 1995 to $8.9 million in the three months ended March 31, 1996. The increase was attributable to revenue at the five new restaurants opened after the first quarter in 1995 and the one new restaurant opened during the first quarter of 1996 and to a 2.0% increase in comparable restaurant revenue offset by a .4% increase in discounts as a percentage of revenue.

Cost of revenue as percentage of restaurant revenue increased from 17.9% in the first three months of 1995 to 18.6% in the same period in 1996.
The increase was primarily the result of increased cheese prices which were unusually low during the first three months of 1995. Salaries and wages increased as a percentage of restaurant revenue from 30.8% for the first three month period in 1995 to 31.2% in the same period in 1996. The increase was attributable to a higher average hourly wage, partially offset by more efficient scheduling of hourly employees. Management believes that the competition for labor in 1996 has declined to date due to decreased competition from certain casual dining chains which opened in the region during 1995.
Other expenses increased as a percentage of revenue from 22.9% in the first three month period in 1995 to 23.4% in the same period in 1996. The increase was primarily attributable to increased utility costs which resulted from colder than normal winter weather.

General and administrative expenses as a percentage of total revenue decreased from 6.1% during the three months ended March 31, 1996 to 4.8% in the same period in 1996. The decrease as a percentage of total revenue was primarily attributable to the increase in total revenue due to new restaurant openings in 1995 and to an overall reduction in general and administrative expense.

Operating income decreased from $431 thousand in the three month period ended March 31, 1995 to $407 thousand in the same period in 1996.
Operating income decreased as a percentage of revenue from 5.3% in the first three months of 1995 to 4.6% in the same period in 1996.

Interest expense increased from $285 thousand for the first three month period ended March 31, 1995 to $359 thousand in the same period in 1996. This increase is the result of a higher interest rate on the Company's debt as a result of the refinancing in December, 1995 in order to repay notes which had a short term maturity.

Income before federal income taxes decreased from $146 thousand for the three month period ended March 31, 1995 to $49 thousand in the same period in 1996. The decrease was primarily attributable to the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements arise from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants. The Company's primary sources of working capital are cash flow from operations and borrowings under its credit facilities.

Capital expenditures were $298,636 for the first three month period in 1995 and $314,610 in the same period in 1996. The Company expands primarily through the use of leased land and buildings. The capital requirement for new restaurants in free-standing leased facilities is approximately $150,000 per restaurant.

                    PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.  Financial Data Schedule



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOBLE ROMAN'S, INC.


Date: November 15, 1996                         By: /s/ Paul W. Mobley
                                                 -------------------------
                                                 Paul W. Mobley, President
                                                (Principal Executive Officer
                                                 and Chief Financial Officer)