Form 10-Q/A
period 1996-06-30
NOBLE ROMANS INC
filed 1996-11-18
CIK 709005

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------
                             FORM 10-Q/A#1
                            (Amendment #1)
-------------------------------------------------------------------------
                              (Mark One)

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

                  Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets


                                                              (Unaudited)
                                        December 31             June 30
                                           1995                   1996
                                       -------------           ----------
    Assets
Current assets:
  Cash                                 $     229,462           $  256,559
  Accounts receivable                        950,622              946,854
  Inventories                                980,534            1,003,520
  Prepaid expenses                           412,949              667,689
                                       -------------           ----------
    Total current assets                   2,573,567            2,874,622

Property and equipment, less
  accumulated depreciation and
  amortization of $3,737,594
  and $4,090,022                           9,135,949            9,177,257
Costs in excess of assets
  acquired, net                            6,722,812            6,592,322
Other assets                               1,471,387            1,571,424
                                       -------------           ----------
                                       $  19,903,715          $20,215,625
                                       -------------           ----------

    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                     $   1,859,188          $ 3,269,392
  Notes payable - current                    761,128            1,011,128
  Other current liabilities                1,019,247              677,437
                                       -------------            ----------
    Total current liabilities              3,639,563            4,957,957

Long-term liabilities:
  Revolving line of credit                 2,914,919            4,000,000
  Notes payable-less current portion       8,150,793            7,672,892
  Capital leases                             258,037              117,050
  Deferred tax liability                     351,568             (287,884)
                                       -------------            ----------
    Total long-term liabilities           11,675,317           11,502,058

Stockholders' equity
  Common stock, no par value,
    authorized 9,000,000 shares,
    issued 4,131,324 and 4,131,324         5,458,431            5,458,431
  Retained earnings                         (869,596)          (1,702,821)
                                       -------------            ----------
Total stockholder's equity                 4,620,835            3,755,610
                                       -------------            ----------
                                       $  19,903,715          $20,215,625
                                       -------------            ----------


                  Noble Roman's, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                               (Unaudited)


                                                 Six Months Ended             Three Months Ended
                                                      June 30                         June 30
                                             1995               1996           1995               1996
                                          -------            -------        -------            -------
Restaurant revenue                    $15,823,691        $16,860,810    $ 7,779,443         $ 8,145,365
Royalties                                 116,217             98,419         58,964              39,700
Administrative fees and other             194,672            142,501         85,305              30,475
                                      -----------           --------     ----------         ----------
    Total revenue                      16,134,580         17,101,730      7,923,712           8,215,540

Restaurant operating expenses:
  Cost of revenue                       2,861,257          3,308,766      1,422,836           1,683,557
  Salaries and wages                    4,946,390          5,476,232      2,466,216           2,755,105
  Rent                                  1,333,004          1,489,877        666,597             774,017
  Advertising                           1,058,511          1,139,754        525,487             481,469
  Other                                 3,695,409          4,169,871      1,851,198           2,134,542
Depreciation and amortization             637,269            595,744        318,157             298,622
General and administrative                956,102          1,103,804        457,725             678,000
Cost of attempted acquisition and
  equity offering                                            768,389                            768,389
                                      -----------           --------     ----------         ----------
    Operating income                      646,638           (950,707)       215,496          (1,358,161)

Interest and other expense                583,432            762,642        298,758             404,125
                                      -----------           --------     ----------         ----------
Income (loss) before income taxes          63,206         (1,713,349)       (83,262)         (1,762,286)

Income taxes                               21,490           (599,672)       (32,389)           (616,800)
                                      -----------            -------     ----------         ----------

Net income (loss) before loss
on discontinued operations                 41,716          (1,113,677)       (50,873)         (1,145,486)

Loss on discontinued operations                                48,750                             48,750
                                      -----------            -------     ----------         ----------

Net income (loss)                         $41,716         $(1,162,427)     $ (50,873)        $(1,194,236)
                                      -----------         -----------    ----------         ------------

Net income (loss) per share
before discontinued operations        $       .01         $     (.27)     $    (.01)         $      (.28)

Net income (loss) per share                   .01               (.28)          (.01)                (.29)

Weighted average number of
  common shares outstanding             3,995,495           4,131,324      3,997,574           4,131,324



                         Noble Roman's and Subsidiaries
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                       -------------------------------------------
                                               1995                          1996
                                       -------------------------------------------
OPERATING ACTIVITIES

Net income                              $    41,716                      $(1,162,427)
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
    Depreciation and amortization           729,102                          654,637
  Changes in operating assets
  and liabilities (increase) decrease in:
    Accounts receivable                     (62,413)                           3,768
    Inventory                              (159,429)                         (22,986)
    Prepaid expenses                       (348,409)                        (254,740)
    Other assets                             10,000                         (100,037)
  Increase (decrease) in:
    Accounts payable                      1,064,301                        1,079,686
    Accrued expenses                       (523,581)                        (613,957)
                                         -----------                   -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                        751,287                         (415,056)

INVESTING ACTIVITIES

  Purchase of fixed assets               (1,111,839)                        (387,367)
  Payments received on
    notes receivable                          1,023                               --
                                         ----------                    -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                      (1,110,816)                        (387,367)

FINANCING ACTIVITIES

  Proceeds from long-term debt                   --                        1,085,081
  Proceeds from sale of common stock         17,510                               --
  Principal payments on long-term debt
    and capital lease obligations          (152,521)                        (255,561)
                                         ----------                    -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                       (135,011)                         829,520
                                         ----------                    -----------
INCREASE (DECREASE) IN CASH                (494,540)                          27,097

  Cash at beginning of period               621,726                          229,462
                                         ----------                    -----------
  Cash at end of period                  $  127,186                    $     256,559
                                         ----------                    -----------

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


                                                Six Months Ended              Three Months Ended
                                                    June 30                         June 30
                                               1995           1996           1995           1996
                                           --------       --------       --------       --------
Revenue:
  Restaurant revenue                           98.1%          98.6%          98.2%          99.1%
  Royalties                                      .7             .6             .7             .5
  Administrative fees and other                 1.2             .8            1.1             .4
                                           --------       --------       --------       --------
                                              100.0          100.0          100.0          100.0
Restaurant operating expenses (1):
  Cost of revenue                              18.1           19.6           18.3           20.7
  Salaries and wages                           31.3           32.5           31.7           33.8
  Rent                                          8.4            8.8            8.6            9.5
  Advertising                                   6.7            6.7            4.6            5.9
  Other                                        23.4           24.7           23.8           26.2
Depreciation and amortization                   3.9            3.5            3.6            3.6
General and administrative                      5.9            6.5            5.8            8.3
Loss from withdrawn acquisition and offering     --            4.5             --            9.4
                                           --------       --------       --------       --------
Operating income                                4.0           (5.6)           5.3          (16.5)

Interest                                        3.6            4.5            3.8            4.9
                                           --------       --------       --------       --------
Income before federal income taxes              0.4%         (10.0%)          1.5%          (21.5%)

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

Operating income decreased from $647 thousand and $215 thousand in the six and three month periods ended June 30, 1995 to ($951 thousand) and ($1,358 thousand) in the same periods in 1996. Operating income decreased because of the poor operating controls discussed in the three previous paragraphs and because of the $768 thousand cost incurred in the second quarter 1996 for an acquisition and equity offering which was abandoned in June, 1996.

Interest expense increased from $583 thousand and $299 thousand for the six and three month periods ended June 30, 1995 to $763 thousand and $404 thousand in the same periods in 1996. This increase is the result of a higher interest rate on the Company's debt as a result of the refinancing in December, 1995 in order to repay notes which had a short term maturity and because of an increase in the amount of outstanding debt.

Income before federal income taxes decreased from $469 thousand and $119 thousand for the six and three month periods ended June 30, 1995 to ($1,713 thousand) and ($1,762 thousand) in the same periods in 1996. This decrease was primarily attributable to the attempted acquisition of a 180 restaurant pizza chain and the withdrawal of that attempt which both resulted in the cost directly attributable to that effort and to the inefficiencies in the Company's operations as a result of senior management's focus and time involvement in that acquisition.

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

Management of the Company has had ongoing discussions with representatives of the bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the bank to increase its credit facility by $2.2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the bank have expressed a desire to work with the Company subject to further review and analysis.

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

Management of the Company has had ongoing discussions with representatives of the bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the bank to increase its credit facility by $2.2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the bank have expressed a desire to work with the Company subject to further review and analysis.

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