Form 10-Q
period 1996-09-30
NOBLE ROMANS INC
filed 1996-11-18
CIK 709005

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------
                             FORM 10-Q
-------------------------------------------------------------------------
                              (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Condensed consolidated balance sheets as of December 31, 1995
and September 30, 1996                                                   Page 3

Condensed consolidated statements of operations for the nine and three
months ended September 30, 1995 and 1996                                 Page 4

Condensed consolidated statements of cash flows for the nine and three
months ended September 30, 1995 and 1996                                 Page 5


The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

                  Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets


                                                              (Unaudited)
                                        December 31           September 30
                                           1995                   1996
                                       -------------           ----------
    Assets
Current assets:
  Cash                                 $     229,462           $  127,448
  Accounts receivable                        950,622              988,733
  Inventories                                980,534            1,063,463
  Prepaid expenses                           412,949              761,583
                                       -------------           ----------
    Total current assets                   2,573,567            2,941,227

Property and equipment, less
  accumulated depreciation and
  amortization of $3,737,594
  and $4,321,110                           9,135,949            9,304,355
Costs in excess of assets
  acquired, net                            6,722,812            6,527,327
Other assets                               1,471,387            1,634,761
                                       -------------           ----------
                                       $  19,903,715          $20,407,670
                                       -------------           ----------

    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses                   $   3,230,003          $ 3,689,364
  Notes payable - current                    761,128            1,750,000
                                       -------------            ----------
    Total current liabilities              3,991,131            5,439,364

Long-term liabilities:
  Revolving line of credit                 2,914,919            4,000,000
  Notes payable-less current portion       8,150,793            7,435,765
  Capital leases                             258,037              103,652
                                       -------------            ----------
    Total long-term liabilities           11,323,749           11,539,417

Stockholders' equity
  Common stock, no par value,
    authorized 9,000,000 shares,
    issued 4,131,324 and 4,131,324         5,458,431            5,458,431
  Retained earnings                         (869,596)          (2,029,542)
                                       -------------            ----------
Total stockholder's equity                 4,620,835            3,428,889
                                       -------------            ----------
                                       $  19,903,715          $20,407,670
                                       -------------            ----------


                  Noble Roman's, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                               (Unaudited)


                                                Nine Months Ended             Three Months Ended
                                                  September 30                    September 30
                                             1995               1996           1995               1996
                                          -------            -------        -------            -------
Restaurant revenue                    $24,384,749        $25,207,049    $ 8,561,058         $ 8,346,239
Royalties                                 171,950            154,599         55,733              56,180
Administrative fees and other             305,692            173,148        111,020              30,647
                                      -----------           --------     ----------         ----------
    Total revenue                      24,862,391         25,534,796      8,727,811           8,433,066

Restaurant operating expenses:
  Cost of revenue                       4,481,613          4,805,084      1,620,356           1,496,318
  Salaries and wages                    7,650,428          8,245,459      2,704,038           2,763,536
  Rent                                  2,028,361          2,248,265        695,357             758,388
  Advertising                           1,620,499          1,556,715        561,988             416,961
  Other                                 5,703,978          6,171,920      2,008,569           2,096,904
Depreciation and amortization             863,978            893,036        297,273             297,292
General and administrative              1,385,058          1,807,121        428,956             614,153
Cost of attempted acquisition and
  equity offering                                            768,389
                                      -----------           --------     ----------         ----------
    Operating income                    1,128,477           (961,193)       411,275             (10,486)

Interest and other expense                884,244          1,199,233        300,812             436,591
                                      -----------           --------     ----------         ----------
Income (loss) before income taxes         244,233         (2,160,426)       110,463            (477,077)

Income taxes                               82,234           (756,149)        30,192            (156,477)
                                      -----------            -------     ----------         ----------
Net income (loss) before loss
on discontinued operations                161,999         (1,404,277)        80,271            (290,600)

Loss on discontinued operations                               48,750
                                      -----------          ---------     ----------         -----------
Net income (loss)                        $161,999        $(1,453,027)     $  80,271         $  (290,600)
                                      -----------            -------     ----------         ----------
Net income (loss) per share
before discontinued operations        $       .04         $     (.34)     $     .02         $      (.07)
                                      -----------           --------      ---------         -----------

Net income (loss) per share           $       .04         $     (.35)     $     .02         $      (.07)
                                      -----------           --------      ---------         ------------
Weighted average number of
  common shares outstanding             3,996,336          4,131,324      3,997,992           4,131,324



                         Noble Roman's and Subsidiaries
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                       September 30
                                       -------------------------------------------
                                               1995                          1996
                                       -------------------------------------------
OPERATING ACTIVITIES

Net income                              $   161,999                      $(1,453,027)
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
    Depreciation and amortization         1,001,728                          982,124
  Changes in operating assets
  and liabilities (increase) decrease in:
    Accounts receivable                    (143,758)                         (38,311)
    Inventory                              (212,046)                         (82,929)
    Prepaid expenses                       (207,151)                        (348,634)
    Other assets                             10,000                         (249,975)
  Increase (decrease) in:
    Accounts payable and accrued expenses   761,338                           459,361
                                          -----------                   -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                      1,372,110                         (731,391)

INVESTING ACTIVITIES

  Purchase of fixed assets               (1,824,326)                        (696,060)
  Payments received on
    notes receivable                          1,023                               --
                                         ----------                    -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                     (1,823,303)                        (696,060)

FINANCING ACTIVITIES

  Proceeds from borrowing                   371,002                        1,585,081
  Proceeds from sale of common stock         17,510                               --
  Principal payments on long-term debt
    and capital lease obligations          (253,388)                        (259,644)
                                         ----------                    -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                       (135,124)                       1,325,437
                                         ----------                    -----------
INCREASE (DECREASE) IN CASH                (316,069)                        (102,014)

  Cash at beginning of period               621,726                          229,462
                                         ----------                    -----------
  Cash at end of period                  $  305,657                    $     127,448
                                         ----------                    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Nine month and three month periods ended September 30, 1995 and 1996

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.


                                                Nine Months Ended              Three Months Ended
                                               September 30                    September 30
                                               1995           1996           1995           1996
                                           --------       --------       --------       --------
Revenue:
  Restaurant revenue                           98.1%          98.7%          98.1%          99.0%
  Royalties                                      .7             .6             .6             .7
  Administrative fees and other                 1.2             .7            1.3             .4
                                           --------       --------       --------       --------
                                              100.0          100.0          100.0          100.0
Restaurant operating expenses (1):
  Cost of revenue                              18.4           19.1           18.9           17.9
  Salaries and wages                           31.4           32.7           31.6           33.1
  Rent                                          8.3            8.9            8.1            9.1
  Advertising                                   6.6            6.2            6.6            5.0
  Other                                        23.4           24.5           23.5           25.1
Depreciation and amortization                   3.5            3.5            3.4            3.5
General and administrative                      5.6            7.1            4.9            7.3
Loss from withdrawn acquisition and offering     --            3.0             --             --
                                           --------       --------       --------       --------
Operating income                                4.5           (3.8)           4.7            (.1)

Interest                                        3.6            4.7            3.4            5.2
                                           --------       --------       --------       --------
Income before federal income taxes              1.0%          (8.5%)          1.3%           (5.7%)

(1) As a percentage of restaurant revenue

Total revenue increased 2.7% in the nine months and decreased 3.4% in the three months ended September 30, 1996. The increase for the nine month period was primarily attributable to revenue at the two new restaurants opened after the third quarter in 1995 and the two new restaurants opened during 1996. The reason for the decline in the three month period ended September 30, 1996 was because same store net sales declined by 6.6% which was partially offset by the additional restaurants.

Cost of revenue as percentage of restaurant revenue increased from 18.4% in the first nine months of 1995 to 19.1% in the same period in 1996 and declined from 18.9% to 17.9% in the three month period ended September 30, 1995 and 1996, respectively. The increase for the nine month period was primarily the result of increased cheese prices and a 25th Anniversary price rollback promotion in April, 1996 and the reason for the decrease in the three month period was primarily a menu price increase. Salaries and wages increased as a percentage of restaurant revenue from 31.4% and 31.6% for the nine and three month periods ended September 30, 1995 compared to 32.7% and 33.1% in the same periods in 1996. The increase was attributable to a higher average hourly wage and to inefficient scheduling of hourly employees, both of which were the result of senior management's focus on an acquisition during the first six months of 1996 and salary percentage was higher due to same store declines. Other expenses increased as a percentage of revenue from 23.4% and 23.5% in the nine and three month periods ended in 1995 to 24.5% and 25.1% in the same periods in 1996. This increase was primarily attributable to the lack of execution of the operating controls as a result of the Company's senior management being focused on an acquisition which was subsequently withdrawn.

General and administrative expenses as a percentage of total revenue increased from 5.6% and 4.9% during the nine and three month periods ended September 30, 1995 to 7.1% and 7.3% in the same periods in l996. This increase as a percentage of total revenue was primarily attributable to increasing the supervisory staff by one person and to training and hiring expense to upgrade the quality of restaurant level management and supervisory personnel. The Company has hired and trained three new and experienced supervisors and many new management personnel during the most recent quater.

Operating income decreased from $1,128 thousand and $411 thousand in the nine and three month periods ended September 30, 1995 to ($961 thousand) and ($10 thousand) in the same periods in 1996. Operating income decreased because of the poor operating controls discussed in the three previous paragraphs and because of the $768 thousand cost incurred in the second quarter 1996 for an acquisition and equity offering which was abandoned in June, 1996.

Interest expense increased from $884 thousand and $301 thousand for the nine and three month periods ended September 30, 1995 to $1,199 thousand and $437 thousand in the same periods in 1996. This increase is the result of a higher interest rate on the Company's debt as a result of the refinancing in December, 1995 in order to repay notes which had a short term maturity and because of an increase in the amount of outstanding debt.

Income before federal income taxes decreased from $244 thousand and $110 thousand for the nine and three month periods ended September 30, 1995 to ($2,160 thousand) and ($477 thousand) in the same periods in 1996. This decrease was primarily attributable to the attempted acquisition of a 180 restaurant pizza chain and the withdrawal of that attempt which resulted in cost directly attributable to that effort and to the inefficiencies in the Company's operations as a result of senior management's focus and time involvement in that acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the $768 thousand spent on the attempted acquisition of 180 restaurants located in Boston, Massachusetts and surrounding areas and the poor operating results in the last two quarters as a result of the Company's attempted acquisition and of senior management's time and focus on that acquisition, the Company is in technical default of the terms of its senior credit facility as the Company is out of compliance with the various financial covenants and has a shortage of working capital. The third quarter results were much improved over the second quarter and management believes the Company will again be profitable in the fourth quarter of 1996.

Management of the Company has had ongoing discussions with representatives of the Bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the Bank to increase its credit facility by $2.2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the Bank have demonstrated a desire to work with the Company and management believes the Company will reach agreement with the Bank for such restructuring within the next few days on terms which it believes are fair to both the Company and the Bank.

Management believes that cash generated from future operations will be sufficient to meet its needs provided the existing credit facility is restructured as discussed in the previous paragraph.

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

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As a result of the $768 thousand spent on the attempted acquisition of 180 restaurants located in Boston, Massachusetts and surrounding areas and the poor operating results in the last two quarters as a result of the Company's attempted acquisition and of senior management's time and focus on that acquisition, the Company is in technical default of the terms of its senior credit facility as the Company is out of compliance with the various financial covenants and has a shortage of working capital. The third quarter results were much improved over the second quarter and management believes the Company will again be profitable in the fourth quarter of 1996.

Management of the Company has had ongoing discussions with representatives of the Bank which provides the senior credit facility regarding restructuring the credit facility to meet the current needs. The Company has requested the Bank to increase its credit facility by $2.2 million and to revise the various financial covenants contained in the credit facility agreement. Representatives of the Bank have demonstrated a desire to work with the Company and management believes the Company will reach agreement with the Bank for such restructuring within the next few days on terms which it believes are fair to both the Company and the Bank.

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