Form 10-K405
period 1996-12-31
NOBLE ROMANS INC
filed 1997-06-19
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required] for the fiscal year ended December 31, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required] for the transition period from ____ to____.

                        Commission file number 0-11104

                             NOBLE ROMAN'S, INC.
            (Exact name of registrant as specified in its charter)

             INDIANA                                         5-1281154
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                        ONE VIRGINIA AVENUE, SUITE 800
                         INDIANAPOLIS, INDIANA  46204
                   (Address of principal executive offices)

Registrant's telephone number:  (317) 634-3377
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                         $2,425,592 as of June 13, 1997

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
              4,131,324 shares of common stock as of June 13, 1997


Documents Incorporated by Reference:  None

                             NOBLE ROMAN'S, INC.
                                  FORM 10-K
                         Year Ended December 31, 1996

                              Table of Contents


Item #
in Form 10-K                                                              Page
                                    PART I


 1.    Business                                                             3

 2.    Properties                                                           8

 3.    Legal Proceedings                                                    9

 4.    Submission of Matters to a Vote of Security Holders                  9



                                   PART II


 5.    Market for Registrant's Common Equity and Related Stockholder
       Matters                                                             10

 6.    Selected Financial Data                                             11

 7.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                               12

 8.    Financial Statements and Supplementary Data                         16

 9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                26



                                   PART III



10.    Directors and Executive Officers of the Registrant                  26

11.    Executive Compensation                                              27

12.    Security Ownership of Certain Beneficial Owners and Management      29

13.    Certain Relationships and Related Transactions                      30


                                   PART IV


14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K    31

                                    PART I



ITEM  l.   BUSINESS

GENERAL INFORMATION
-------------------

Noble Roman's, Inc. (the "Company") operates casual dining restaurants that specialize in serving high quality pizza. The Company seeks to differentiate itself from other pizza restaurants by offering a broader selection (four crust styles and 31 toppings) of superior tasting pizza products at menu prices comparable to "ordinary pizza". The Noble Roman's system currently includes 60 restaurants and ten franchised convenience stores selling Noble Roman's pizza and breadsticks in Indiana, Ohio and Kentucky. Fifty-two restaurants are owned and operated by the Company and eight restaurants and ten convenience stores are owned by franchisees. Noble Roman's reaches a diverse customer base by offering a full-service casual dining atmosphere in addition to a quick service menu at lunch, and carry-out, drive-thru and delivery service all day. A majority of the Company's restaurants are in free-standing Northern Italian style buildings.

In recent years the Company's focus has been on Company-owned instead of franchised restaurants. Since 1989, the Company has purchased 51 restaurants from franchisees (eleven in 1989, 27 in 1992, eight in 1993 and five in 1994). In addition, the Company opened two new restaurants in 1993, eight in 1994, six in 1995, and two in 1996. Also, the Company closed one restaurant in 1996 and closed nineteen restaurants in 1997.

On March 25, 1996, the Company signed a Letter of Intent whereby it would have acquired Papa Gino's Holdings Corp. (a 180 unit pizza restaurant chain operating in seven northeastern states) through a merger transaction whereby the stockholders of Papa Gino's Holding Corp. would have received approximately 2.25 million shares of a to-be-authorized non-voting class of Company common stock. Among other things, this transaction was conditioned on a public equity offering, implementation of a senior credit facility, a definitive agreement and shareholder approval. Because of delays and uncertainties in negotiating a definitive agreement the Company and Papa Gino's mutually agreed to terminate the Letter of Intent on June 10, 1996.

In November, 1996 the Company completed development of a concept to franchise its products to convenience store operators, whereby the Company receives a franchise fee ranging from $2,000 to $3,500 and a weekly royalty equal to 7% of gross sales of Noble Roman's products on an ongoing basis. To date ten convenience store franchises have been opened and are operating and the Company has entered into contracts for approximately 50 more to open in the next 12 months.

On May 31, 1997, the Company closed 18 of its restaurants. This action was taken because some of those restaurants were operating at a loss, some were only marginally profitable, and others were closed because they were competing in market areas where the Company has newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allows the Company to consolidate management and supervision to have better operations by the utilization of the Company's most effective supervision staff directly supervising the remaining restaurants. The Company expects a substantial charge-off of equipment, leasehold improvements and an accrual for ongoing expenses to be reported in the quarter ending June 30, 1997. The net book value of the assets relating to the closed restaurants is approximately
$2 million.

The Company was incorporated in 1972 under the laws of the state of Indiana.

STRATEGY
--------

The key elements of the Company's strategy include:

    * Increasing its equity through negotiations with its bank in an attempt to decrease its highly leveraged capitalization and enhance its equity base.

    * Increasing same store sales by offering value priced menu items, improving customer service and upgrading dining room appeal by redecorating dining rooms and adding televisions to the dining room with both volume and channel selections at each individual booth.

    * Franchising convenience stores to sell a limited menu of the Company's products. The Company's goal is to open 35 to 50 such units in 1997 and 100 to 125 such units in 1998.

    * Exploring the possibility of franchising full service restaurants to successful multi-unit operators in minimum packages of approximately 10 restaurants each. Such franchises, if any, would be in the Company's general region of operations but outside its existing market area.

To accomplish this strategy the Company will continue to focus on maintaining the Company's market niche as a pizza oriented casual dining restaurant specializing in serving high-quality pizza with emphasis on superior taste and greater product selection at menu prices comparable to "ordinary pizza" and improving the operating results of existing restaurants through introduction of new products consistent with the Company's market niche and to focus on tight operating cost controls. There can be no assurance that the Company will be successful in executing its strategies.

THE MENU
--------

The Company specializes in high-quality pizza with the emphasis on taste, crust and topping variety with menu prices targeted to be comparable to "ordinary pizza". The menu features a choice of four crust styles: Cincinnati style with a thin crispy crust; the Hand-Tossed Round, a round crust hand-tossed to order using traditional tossing techniques; the Monster (R), an extra-thick pan pizza made with 50% more topping and 50% more cheese; and the Deep-Dish Sicilian, a thick but light and airy crust pizza baked with olive oil in an old-fashioned, rectangular pan to produce crispy, caramelized edges. Of total pizzas sold, Hand-Tossed Round represents approximately 55%, Deep-Dish Sicilian approximately 15%, Monster approximately 25% and Cincinnati style approximately 5%. The Company offers 31 toppings with choices ranging from the standard, such as pepperoni and mushroom, to the unusual, including Italian Proscuitto, yellow squash and barbecue chicken. The Company has its own special blend of Mozzarella, Muenster and oregano as well as shredded Cheddar, grated Romano and creamy Chevre, a mild goat cheese. Another signature product for the Company is Breadsticks, hand-rolled and fresh-baked throughout the day.

In 1996, pizza accounted for approximately 69% of restaurant revenue. Breadsticks, the second most significant product sold by the Company, which are hand-rolled and freshly baked, accounted for approximately 16% of restaurant revenue for the same period. The average check at Noble Roman's for lunch and dinner for 1996 was approximately $6.00 (serving approximately 1 to 2 patrons) and $13.00 (serving approximately 3 to 4 patrons). Lunch sales accounted for approximately 25% of restaurant revenue and carry-out and delivery accounted for approximately 45% of restaurant revenue for 1996.

A special menu section called "Gourmet Pizzas" contains combinations of unusual toppings available on the crust selected by the customer. Examples are: Italian Ham and Cheese, Bacon Double Cheese and Tomato, Garlic Chicken Pizza and Italian Sub Pizza. For extra value, menu options include the 3-Topping Special and the Works at discounted prices. Other menu items include salads, sandwiches and pasta for variety and add-on sales.

MARKETING STRATEGY AND TACTICS
------------------------------

"Noble Roman's ... The Better Pizza People (sm)"

Noble Roman's marketing strategy is niche oriented, leveraging the Company's reputation for superior product quality. The marketing strategy stresses taste, quality, choice, value and casual dining all at a price comparable to "ordinary" pizza. The Company attempts to create value by offering superior products and service at competitive prices. To communicate this message to the public, the Company utilizes point-of-purchase material in addition to electronic and print media.

Ten and thirty second television commercials are used to demonstrate appetite appealing products and the occasional product special. Television advertising is often supported through radio, outdoor advertising and print. Couponing is conducted through oversized, glossy newspaper and direct mail inserts featuring full-color product shots. All marketing materials are produced with a focus on quality to maintain consistency with the primary objective.

Recognizing that families are an important element of the Company's target market, the Company directs part of its marketing efforts towards children. The Noble Roman's Pizza Monster (R), a big purple and blue hairy creature, makes appearances in commercials, restaurants, local community functions and parades. Nearly all restaurants have viewing windows with platforms where customers can view the entire kitchen activity, including pizza makers who toss the pizza dough by hand. The Company also markets special "Kid Parties" which allow groups of youngsters to tour the restaurant and try their hand at tossing pizzas.

SITE SELECTION
--------------

The Company believes the site selection process is critical in determining the potential success of a particular restaurant and, therefore, senior management devotes significant time and resources to selecting and evaluating each prospective site. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility and accessibility and proximity to significant generators of potential customers, such as major retailers, retail centers and office complexes, office and hotel concentrations and entertainment centers (stadiums, arenas, theaters, etc.). The Company also believes it should locate its restaurants in existing and contiguous markets to take advantage of the benefits of name recognition and the ability to leverage marketing expenditures, regional management and development costs.

BUILDING DESIGN
---------------

The current design for new restaurants is a brick building with arched windows and raised vestibule. The building includes approximately 3,300 square feet of floor space with seating capacity for approximately 145 patrons, and a drive-thru for lunch and evening carry-out orders. By channeling carry-out orders through the drive-thru, customer service is enhanced through added convenience and elimination of congestion in the counter area of the dining room.

The interior maintains a Northern Italian appearance with white-washed walls and burgundy laminate trim above the counter. Seating is arranged in semi-private compartments separated by burgundy lattice work above green laminate railings, creating a sense of privacy while maintaining an open appearance to the restaurant. Booth seating is standard. Lighting is provided by glass tiffanies, recessed lighting and a few strips of neon. New buildings also feature two ceiling alcoves with molded trim outline with neon and additional lighting access.

Two units have been tested with an interior redesign and others will be scheduled for similar treatment. This interior redesign includes forest green and marigold wall paint and sky blue coffered ceilings with mediterranean-style giant sun art. Plaster castings of Romanesque pillars and busts with plants and ivy adorne the walls. Six banks of two televisions have been added with individual volume and channel selectors located at each booth.

PURCHASING, DISTRIBUTION, AND COST CONTROL
------------------------------------------

The Company strives to obtain consistent quality items at competitive prices from reliable sources. The Company continually researches and tests various products in an effort to maintain the highest quality products possible and to be responsive to changing customer tastes. Substantially all of the Company's purchasing needs are handled centrally in an attempt to maximize operating and cost efficiencies. Although the Company currently uses one distributor for substantially all of its food products other than produce which is purchased locally, all food and beverage products necessary to operate the restaurants are available on short notice from alternative qualified suppliers. The Company has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

The Company also emphasizes cost control at the individual restaurant level. All food product ingredients, including pizza toppings, are specified by count or dry weight. The Company believes this results in greater cost control as well as a more consistent product. Further, each restaurant reports its costs through physical count on a weekly basis. The results can be compared against a theoretical cost generated from the restaurant's sales mix, its menu price structure, and current supplier prices.

RESTAURANT MANAGEMENT AND SUPERVISION
-------------------------------------

The Company believes that trained and motivated management is the key to its success. The Company has created a formal hiring and training program with heavy emphasis on participatory learning to generate an adequate supply of competent management. Management candidates are screened through a series of interviews conducted by a full-time professional through a minimum of three personal interviews, at least one of which is conducted by the President or Vice-President. Once selected as a trainee, the candidate spends a minimum of four weeks at a training restaurant under the tutelage of a Director of Training before being placed in the field as a First or Second Assistant.

Each restaurant is managed by a Unit Manager and either one or two Assistant Managers. The unit level managers report to an Area Director of Operations. Each Area Director supervises from six to ten restaurants in a district established on the basis of supervisor experience and geography. The Area Directors report to the President of the Company. All restaurant management and supervisory personnel are compensated with a base salary, and each has an
opportunity to earn a monthly bonus.   The Company believes that its base
salaries are competitive and that its incentive compensation package to be greater than the competition, therefore, creating a strong incentive for performance.

Area Directors of Operations are also compensated through both a base salary and bonus program. However, the bonus system can account for a much higher percentage of potential earnings at this level. The Company believes this creates an incentive for supervisors to achieve stated financial objectives, and, since the bonus is based on quarterly performance, to maintain high levels of service and product quality. Each Area Director of Operations has a monthly base operating profit target for the consolidated district which is expected to be met as a minimum performance standard.

FRANCHISES
----------

The Company de-emphasized full-service restaurant franchising in recent years. Since November, 1996 the Company has been aggressively pursuing franchising of convenience stores to sell a limited menu of the Company's products. Since that time the Company has opened 10 such units and has signed contracts to open approximately 50 more within the next 12 months.

COMPETITION
-----------

The restaurant industry is intensely competitive with respect to price and levels of product promotions, service, location and food quality. The Company competes with local, regional and national pizza chains, casual dining and fast food restaurants. The Company also competes with all restaurants in its markets for site locations, management and hourly employees. A significant change in pricing or other business strategies by one or more of the Company's competitors, including an increase in the number of restaurants in the Company's territories, could have an adverse impact on the Company's results of operations. The Company competes primarily on the basis of product quality, service, and restaurant atmosphere.

SEASONALITY OF SALES
--------------------

Sales at Noble Roman's restaurants are seasonal in nature reflecting changes in weather, outdoor activities, and school semesters. Due to the location of the majority of Company operations, sales in winter months, particularly January through March, are very sensitive to sudden drops in temperature and the occurrence of precipitation. In general, sales are strongest in the third and fourth quarters of the calendar year and lower in the first and second quarters.

EMPLOYEES
---------

As of December 31, 1996, the Company employed approximately 1,900 persons. Of these, approximately 26 were engaged in various executive and administrative functions, and the remaining employees were engaged in restaurant operations, approximately 275 of which are full-time with the balance being part-time. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

TRADEMARKS AND SERVICE MARKS
----------------------------

The Company owns several trademarks and service marks. Many of these, including the NOBLE ROMAN'S (R), the MONSTER (R) and PAN ONE (R) are registered with the United States Patent and Trademark office. The Company believes that its trademarks and service marks have significant value and are important to its marketing efforts.

GOVERNMENT REGULATION
---------------------

The Company is subject to various federal, state and local laws affecting its business. The Company's restaurants are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing minimum wages, overtime and working conditions.

The Company's restaurants are subject to federal and state environmental regulations, but these have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use or environmental factors could delay or prevent development of new restaurants in particular locations.

The Company's restaurants have licenses from regulatory authorities allowing them to serve beer and wine. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising and inventory control.

The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

A significant number of the Company's restaurant employees are paid at rates related to the federal minimum wage, and accordingly increases in the minimum wage could increase the related labor costs.


ITEM 2.   PROPERTIES

The following table shows the location of the 52 Company owned restaurants.


    Location                                                             Total
    --------                                                             -----

    Bloomington, Indiana................................................   4
    Columbus, Indiana...................................................   2
    Evansville, Indiana.................................................   6
    Goshen, Indiana.....................................................   1
    Indianapolis, Indiana (Metropolitan Area)...........................  25
    Jasper, Indiana.....................................................   1
    Lafayette, Indiana..................................................   2
    Marion, Indiana.....................................................   1
    Martinsville, Indiana...............................................   1
    Muncie, Indiana.....................................................   1
    New Castle, Indiana.................................................   1
    Noblesville, Indiana................................................   1
    Owensboro, Kentucky.................................................   1
    Peru, Indiana.......................................................   1
    South Bend, Indiana.................................................   3
    Terre Haute, Indiana................................................   1

These restaurants are all located on leased property. The restaurant leases expire on dates ranging from 1999 to 2016, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some call for additional rental based on sales volumes. Most of the leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company leases two of its restaurant properties from related parties. The Company believes that both such leases are on terms no less favorable to the Company than from the unaffiliated persons.

The Company's headquarters is located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December, 1997.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included for quotation in the Nasdaq SmallCap Market (sm) and trades under the symbol "NROM".

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                        1995                     1996

       Quarter Ended:             High        Low          High         Low
                                  ----        ---          ----         ---
       March 31                $  5 3/4      4 7/8         5 1/8       2 1/2
       June 30                    5 3/8      4 3/4         5 1/8       4 1/2
       September 30               6          4 1/2         3 1/4       1 7/8
       December 31                4 7/8      3 3/8         2 1/4       1 3/8

As of June 16, 1997, the Company believes there were approximately 408 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

The Company's current credit facility prohibits dividends or shareholder distributions from being paid by the Company.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share data and number of restaurants)

                                                                    Year Ended December 31,
                                               ------------------------------------------------------------------
                                                 1992         1993           1994           1995           1996
                                                 ----         ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Restaurant revenue                             $ 7,370      $ 24,008       $ 29,825       $ 33,325       $ 33,854
Royalties                                        1,044           392            233            212            189
Other                                              891           169            403            358            196
                                               -------      --------       --------       --------       --------
Total revenue                                    9,305        24,569         30,461         33,895         34,239
Restaurant operating expenses:
  Cost of revenue                                1,471         4,610          5,648          6,065          6,421
  Salaries and wages                             2,122         7,061          8,880         10,242         11,121
  Rent                                             510         2,062          2,390          2,735          3,040
  Advertising                                      426         1,121          1,570          2,200          2,362
  Other                                           1670         5,364          6,683          7,907          8,146
Depreciation and amortization                      472           844          1,092          1,334          1,488
General and administrative                        1544         1,666          1,785          1,951          2,834
Financing and acquisition costs                      -             -             65            112            881
Loss associated with restaurants closed
  in 1987                                            -             -              -              -            673
                                               -------      --------       --------       --------       --------
Operating income                                  1090         1,841          2,348          1,350         (2,727)
Interest                                           599         1,035          1,088          1,287          1,794
                                               -------      --------       --------       --------       --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle and extraordinary item                 491           806          1,260             64         (4,521)
Income taxes (benefit)                               -            89            489             39           (640)
                                               -------      --------       --------       --------       --------
Income (loss)before cumulative effect
  of change in accounting principle and
  extraordinary item                           $   491      $    717       $    771       $     24       $ (3,881)
                                               -------      --------       --------       --------       --------
Cumulative effect of change in accounting
  principle net of tax benefit of $58,475            -             -              -           (114)             -
Extraordinary item net of tax benefit
  of $64,838                                         -             -              -           (110)             -
                                               -------      --------       --------       --------       --------
    Net income (loss)                          $   491      $    717       $    771       $   (200)      $ (3,881)
                                               -------      --------       --------       --------       --------
Weighted average number of
  common shares                                  1,977         3,704          3,993          4,008          4,131
Income (loss) per share before cumulative
  effect of change in accounting principle
  and extraordinary item                       $   .25      $    .19       $    .19       $    .01       $   (.94)
                                               -------      --------       --------       --------       --------
Cumulative effect of change in accounting
  principle per share                                -             -              -           (.03)             -
Extraordinary item per share                         -             -              -           (.03)             -
                                               -------      --------       --------       --------       --------
    Net income (loss) per share                $   .25      $     19       $    .19       $   (.05)      $   (.94)
                                               -------      --------       --------       --------       --------
RESTAURANT DATA:
Average sales per restaurant                       586           603            635            647            630
Percentage change in comparable
  sales from prior year                             13%            4%             6%             2%            -5%
Company-owned restaurants open
  at end of year                                    42            52             64             70             71
BALANCE SHEET DATA:
Working capital                                $(4,154)     $    220       $    (40)      $   (827)      $(16,251)
Total assets                                    12,601        15,454         18,205         20,004         19,451
Long-term obligations                            6,165         9,466         11,193         11,891             75
Stockholders' equity                           $   353      $  3,413       $  4,155       $  4,613       $    791


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION
------------

In recent years, prior to November, 1996, the Company's focus has been on Company-owned instead of franchised restaurants. Since 1989, the Company has purchased 51 restaurants from franchisees (11 in 1989, 27 in 1992, eight in 1993 and five in 1994). In addition, the Company opened two new restaurants in 1993, eight in 1994, six in 1995 and two in 1996. The Company closed one restaurant in 1996 and 19 in 1997.

On March 25, 1996, the Company signed a Letter of Intent whereby it would have acquired Papa Gino's Holdings Corp. (a 180 unit pizza restaurant chain operating in seven northeastern states) through a merger transaction whereby the stockholders of Papa Gino's Holding Corp. would have received approximately 2.25 million shares of a to-be-authorized class of non-voting common stock of the Company. Among other things, this transaction was conditioned on a public equity offering, implementation of a senior credit facility, a definitive agreement and shareholder approval. Because of delays and uncertainties in negotiating a definitive agreement, the Company and Papa Gino's mutually agreed to terminate the Letter of Intent on June 10, 1996.

From March, 1995 through June, 1996 the Company's senior management had to focus almost 100% of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. As a result, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance now has the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As a result, approximately $14 million of bank debt was reclassified as a current liability at December 31, 1996. The Company is currently negotiating with the lender with a view to reducing substantially its bank debt in exchange for issuing equity. There can be no assurance that the parties will reach an agreement. Management has sought to improve operations with the ongoing addition of new management and supervisory personnel, extensive training and the implementation of better controls. The Company believes its strategies are beginning to demonstrate improved results, and management believes it can return its restaurants to their historical profitability levels. However, failure to significantly improve its operating results and/or failure to negotiate an agreement with its lender will jeopardize the Company's ability to meet its obligations. The accompanying financial statements do not include any adjustments that might arise from an adverse outcome of these uncertainties.

On May 31, 1997, the Company closed 18 of its restaurants. This action was taken because some of those restaurants were operating at a loss, some were only marginally profitable, and others were closed because they were competing in market areas where the Company has newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allows the Company to consolidate management and supervision to have better operations by the utilization of the Company's most effective supervision staff directly supervising the remaining restaurants. The Company expects a substantial charge-off of equipment, leasehold improvements and an accrual for ongoing expenses to be reported in the quarter ending June 30, 1997. The net book value of the assets relating to the closed restaurants is approximately
$2 million.
                                   Page 12

In 1987, the Company initiated a portioning and purchasing system and began efforts to improve management stability. As a result of these efforts, the Company's cost of revenue as a percentage of revenue steadily declined through 1993 and has remained steady since that time. For 1989, 1990, 1991, 1992, 1993, 1994, 1995 and 1996, the cost of revenue was approximately 26%, 24%, 22%, 20%, 19%, 19%, 18% and 19%, respectively.

The following table sets forth the percentage relationship to total revenue of the listed items included in the Company's consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                                            Years Ended December 31,
                                                                  ----------------------------------------
                                                                   1994               1995           1996
                                                                   ----               ----           ----
Restaurant revenue                                                 97.9%              98.3%          98.9%
   Royalties                                                         .8                 .6             .5
   Administrative fees and other                                    1.3                1.1             .6
                                                                  ------             ------         ------
                                                                  100.0%             100.0%         100.0%
Restaurant operating expenses (1):
   Cost of revenue                                                 18.9               18.2           19.0
   Salaries and wages                                              29.8               30.7           32.9
   Rent                                                             8.0                8.2            9.0
   Advertising                                                      5.3                6.6            7.0
   Other                                                           22.4               23.7           24.1
Depreciation and amortization                                       3.6                3.9            4.4
General and administrative                                          5.9                5.8            8.3
Financing and acquisition costs                                      .2                 .3            2.6
Loss associated with closed restaurants                               -                  -            2.0
                                                                  ------             ------         ------
Operating income (loss)                                             7.8                4.0           (8.0)
Interest                                                            3.6                3.8            5.2
                                                                  ------             ------         ------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle
   and extraordinary item                                           4.2%                .2%         (13.2)%
                                                                  ------             ------         ------

(1) Shown as a percentage of restaurant revenue


1996 COMPARED WITH 1995
-----------------------

Comparable restaurant sales decreased approximately 5% for 1996 compared to 1995. This decrease for the year was in contrast to increases every year in the past five years. The reason for the decrease was the senior management's focus on an unsuccessful acquisition which was abandoned in June, 1996. During the period of the acquisition attempt the Company's operations deteriorated. The primary focus since July 1, 1996 has been to correct this problem by an aggressive recruiting and training program for managers and supervisors and enhancement of operating standards and controls.

Restaurant cost of revenue for 1996 was approximately 19.0% of restaurant revenue compared to 18.2% in 1995. During the fourth quarter the cost of revenue was approximately 18.7% compared to 19.8% for the same period in 1995. The increase for the year was the result of record high cheese prices during the second, third and part of the fourth quarter of 1996. The improvement during the fourth quarter was the result of more normal cheese costs and improved controls.

Restaurant salaries and wages for 1996 were approximately 32.9% of restaurant revenue compared to 30.7% in 1995. For the fourth quarter of 1996, salaries and wages were 33.0% in 1996 compared to 31.7% for the same period in 1995. This increase was the result of loosened controls due to senior management's focus on unsuccessful acquisition efforts, a more competitive environment for employees and intentional overstaffing in 1996 to overcome service problems during the later part of 1995 and the first half of 1996.

Advertising expenses were approximately 7.0% of restaurant revenue in 1996 compared to 6.6% in 1995. This increase was the result of the loosened controls during the first half of 1996 and the last half of 1995 while senior management's focus was on unsuccessful acquisition efforts.

Other restaurant operating expenses were 24.1% of restaurant revenue in 1996 compared to 23.7% in 1995. This is the result of same store sales decrease, deterioration of operating controls and higher discount cost to attract more customers.

General and administrative expenses were $2,883,910 in 1996 compared to $1,950,969 in 1995. This increase was primarily the result of an increase in salaries and wages due to an increase in supervision staff and additional accounting staff, an increase in training expenses due to the significant turnover in management during the second quarter of 1996, an increase in general insurance due to increased rates and an increase in miscellaneous expense due to bank charges.

Cost of attempted acquisition and equity offering of $880,862 in 1996 is the direct cost associated with the attempt to acquire Papa Gino's Holding Corp. (a 180 unit pizza restaurant chain operating in seven northeastern states) and the planned equity offering to finance that acquisition.

Loss associated with restaurants closed in 1987 in 1996 was $673,157. This reflects the costs associated with a lease dispute in Dayton, Ohio in the amount of $133,637 and a charge-off of receivables built up over time from the former Dayton, Ohio franchisees in the amount of $539,520.

Interest expense was $1,794,632 in 1996 compared to $1,286,754 in 1995. This was the result of approximately two percent per annum higher rate of interest as a result of the Company refinancing outstanding debt in December, 1995 and the additional debt outstanding in 1995.

1995 COMPARED WITH 1994
-----------------------

Comparable restaurant sales increased approximately 2% for 1995 compared to 1994. This increase continued a trend which the Company had been experiencing as a result of focusing on its market niche of offering a broad selection of superior tasting pizza products in a casual dining atmosphere plus drive-thru, carry-out and delivery service.

Restaurant cost of revenue for 1995 was approximately 18.2% of restaurant revenue compared to 18.9% in 1994. This improvement is a continuation of the cost controls the Company began in 1987. The Company's cost of restaurant revenue was 23.6%, 21.9%, 19.9%, 19.2%, 18.9% and 18.2% during the years 1990,
1991, 1992, 1993, 1994 and 1995, respectively.

Restaurant salaries and wages for 1995 were approximately 30.7% of restaurant revenue compared to 29.8% in 1994. This increase is the result of a higher average rate of pay for its hourly employees due to significant increased competition for hourly employees.

Other restaurant operating expenses were 23.7% of restaurant revenue in 1995 compared to 22.4% in 1994. This increase is primarily attributable to increased packaging costs due to higher paper prices and to increased payroll tax expense due to higher wages.

General and administrative expenses were 5.8% of total revenue for 1995 compared to 5.9% in 1994 despite increases in management personnel necessary to facilitate integration of new and acquired restaurants and to support future growth.

Interest expense was 3.8% of total revenue in 1995 compared to 3.6% in 1994. This increase came in the fourth quarter primarily as a result of the Company obtaining a new credit facility which included refinancing all of its prior existing debt. As a result of this refinancing, the Company had duplicate interest costs, partially offset by investment earnings, because of the 30-day call provision on its Series 1993 Notes.

IMPACT OF INFLATION
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs. To date, the Company has been able to offset the effects of inflation in food costs without significantly increasing prices through effective cost control methods, however, the competition for labor has resulted in higher salaries and wages as a percent of its revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has expanded by leasing restaurant land and buildings from third parties. Accordingly, the capital requirement for new restaurants is approximately $150,000 per restaurant. In 1996, the Company opened two new restaurants. Capital expenditure requirements in 1997 for existing restaurants are estimated to be approximately $450,000.

On December 4, 1995, the Company obtained a new credit facility consisting of a $9,000,000 term loan and a $4,000,000 revolving line of credit with stated maturity in 2001. This credit facility was used to refinance substantially all prior outstanding indebtedness of the Company.

On March 25, 1996, the Company signed a Letter of Intent whereby it would have acquired Papa Gino's Holdings Corp. (a 180 unit pizza restaurant chain in seven northeastern states) through a merger transaction whereby the stockholders of Papa Gino's Holding Corp. would have received approximately
2.25 million shares of a to-be-authorized class of non-voting common stock of the Company. Among other things, this transaction was conditioned on a public equity offering, implementation of a senior credit facility, a definitive agreement and shareholder approval. Because of delays and uncertainties in negotiating a definitive agreement, the Company and Papa Gino's mutually agreed to terminate the Letter of Intent on June 10, 1996. The expenses incurred with regard to the proposed acquisition and offering aggregated approximately $880,862. In addition, deterioration in operating controls during this effort as a result of senior management's focus on that activity created a severe shortage of working capital.

On December 24, 1996, the Company entered into an Amended Credit Agreement with its bank. This amended agreement added $1.7 million to the term loan and maintained the $4.0 million revolving line of credit and amended the financial covenants contained in the agreement consistent with the Company's then current and anticipated financial condition.

From March, 1995 through June, 1996 the Company's senior management had to focus almost 100% of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. As a result, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance now has the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As a result, approximately $14 million of bank debt was reclassified as a current liability at December 31, 1996. The Company is currently negotiating with the lender with a view to reducing substantially its bank debt in exchange for issuing equity. There can be no assurance that the parties will reach an agreement.

Management has sought to improve operations with the ongoing addition of new management and supervisory personnel, extensive training and the implementation of better controls.

On May 31, 1997, the Company closed 18 of its restaurants. This action was taken because some of those restaurants were operating at a loss, some were only marginally profitable, and others were closed because they were competing in market areas where the Company has newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allows the Company to consolidate management and supervision to have better operations by the utilization of the Company's most effective supervision staff directly supervising the remaining restaurants. The Company expects a substantial charge-off of equipment, leasehold improvements and an accrual for ongoing expenses to be reported in the quarter ending June 30, 1997. The net book value of the assets relating to the closed restaurants is approximately
$2 million.

The Company believes its improvement plans are beginning to demonstrate improved results, and management believes it can return its restaurants to their historical profitability levels. However, failure to significantly improve its operating results and/or failure to negotiate an agreement with its lender will jeopardize the Company's ability to meet its obligations. The accompanying financial statements do not include any adjustments that might arise from an adverse outcome of these uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                                                December 31,

                                                                                        1995              1996
                                                                                        ----              ----
                        ASSETS
                        ------
Current assets:

   Cash                                                                             $    229,462      $     74,502
   Accounts receivable                                                                   950,622           947,924
   Inventories                                                                           980,534           947,644
   Prepaid expenses                                                                      512,949           363,074
                                                                                    ------------      ------------
            Total current assets                                                       2,673,567         2,333,144
                                                                                    ------------      ------------

Property and equipment:
   Equipment                                                                           9,063,295         9,952,795
   Leasehold improvements                                                              3,214,872         3,524,524
   Capitalized leases                                                                    595,376           371,455
                                                                                    ------------      ------------
                                                                                      12,873,543        13,848,774
   Less accumulated depreciation and amortization                                      3,737,594         4,372,980
                                                                                    ------------      ------------
            Net property and equipment                                                 9,135,949         9,475,794

Cost in excess of assets acquired, net                                                 6,722,812         6,464,678
Other assets                                                                           1,471,387         1,177,069
                                                                                    ------------      ------------
                                                                                    $ 20,003,715      $ 19,450,685
                                                                                    ============      ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Accounts payable                                                                 $  1,959,188      $  3,484,743
   Current portion of long-term debt (net of warrant valuation of
       $176,667 in 1996)                                                                 761,128        14,251,373
   Other current liabilities                                                             779,828           848,098
                                                                                    ------------      ------------
            Total current liabilities                                                  3,500,144        18,584,214
                                                                                    ------------      ------------

Long-term obligations:
   Revolving line of credit                                                            2,914,919                 -
   Notes payable (net of warrant valuation of $140,000 in 1995)                        8,150,793            41,540
   Capital leases                                                                        258,037            33,646
   Deferred tax liability                                                                567,100                 -
                                                                                    ------------      ------------
            Total long-term obligations                                               11,890,849            75,186
                                                                                    ------------      ------------

Stockholders' equity:
   Common stock, no par value, authorized 9,000,000 shares,
       issued 4,131,324 and 4,131,324 shares                                           5,458,431         5,518,431
   Accumulated deficit                                                                  (845,709)       (4,727,146)
                                                                                    ------------      ------------
            Total stockholders' equity                                                 4,612,722           791,285
                                                                                    ------------      ------------
                                                                                    $ 20,003,715      $ 19,450,685
                                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                                              Year ended December 31,
                                                                            1994               1995            1996
                                                                            ----               ----            ----

Restaurant revenue                                                      $29,825,180        $33,324,926     $33,854,485
Royalties                                                                   233,388            212,145         188,843
Administrative fees and other                                               402,367            358,420         195,862
                                                                        -----------        -----------     -----------
         Total revenue                                                   30,460,935         33,895,491      34,239,190

Restaurant operating expenses:
   Cost of revenue                                                        5,647,568          6,065,392       6,421,293
   Salaries and wages                                                     8,880,105         10,242,385      11,121,349
   Rent                                                                   2,389,830          2,734,919       3,039,690
   Advertising                                                            1,570,074          2,199,615       2,361,733
   Other                                                                  6,683,441          7,906,419       8,145,681
Depreciation and amortization                                             1,091,834          1,333,614       1,488,110
General and administrative                                                1,785,019          1,950,969       2,833,910
Cost of attempted acquisition and equity offering                            65,000            111,833         880,862
Loss associated with restaurants closed in 1987                                   -                  -         673,157
                                                                        -----------        -----------     -----------
         Operating income (loss)                                          2,348,064          1,350,345      (2,726,595)


Interest                                                                  1,088,153          1,286,754       1,794,632
                                                                        -----------        -----------     -----------


         Income (loss) before income taxes and
            cumulative effect of change in accounting
            principle and extraordinary item                              1,259,911             63,591      (4,521,227)
Income taxes (benefit)                                                      488,878             39,301        (639,790)
                                                                        -----------        -----------     -----------

         Income (loss) before cumulative effect of change
            in accounting principle and extraordinary item                  771,033             24,290      (3,881,437)
Cumulative effect of change in accounting principle net of
   tax benefit of $58,475                                                         -           (113,510)              -
Extraordinary item net of tax benefit of $64,838                                  -           (110,400)              -
                                                                        -----------        -----------     -----------
          Net income (loss)                                             $   771,033        $  (199,620)    $(3,881,437)
                                                                        -----------        -----------     -----------
Income (loss) per share:
   Before cumulative effect of change in accounting principle
      and extraordinary item                                            $       .19        $       .01     $      (.94)
   Cumulative effect of change in accounting principle                            -               (.03)              -
   Extraordinary item                                                             -               (.03)              -
                                                                        -----------        -----------     -----------
          Net income (loss)                                             $       .19        $      (.05)           (.94)
                                                                        ===========        ===========     ===========

Weighted average number of common shares outstanding                      3,992,860          4,008,520       4,131,324


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                            Common Stock                Accumulated
                                                    Shares                Amount          Deficit             Total
                                                    ------                ------          -------             -----
Balance at December 31, 1993                        3,999,492        $ 4,830,085       $ (1,417,122)       $ 3,412,963

Acquisition of common stock                            (7,000)           (30,979)                 -            (30,979)

Exercise of options                                       500              1,815                  -              1,815

1994 net income                                             -                  -            771,033            771,033
                                                    ----------       ------------      -------------       ------------

Balance at December 31, 1994                        3,992,992          4,800,921           (646,089)         4,154,832

Exercise of options                                     5,000             17,510                  -             17,510

Issuance of warrants to purchase stock                      -            140,000                  -            140,000

Issuance of common stock                              133,332            500,000                  -            500,000

1995 net loss                                               -                  -           (199,620)          (199,620)
                                                    ----------       ------------      -------------       ------------

Balance at December 31, 1995                        4,131,324          5,458,431           (845,709)         4,612,722

Issuance of warrants to purchase stock                      -             60,000                  -             60,000

1996 net loss                                               -                  -         (3,881,437)        (3,881,437)

                                                    ----------       ------------      -------------       ------------
Balance at December 31, 1996                        4,131,324       $  5,518,431       $ (4,727,146)       $   791,285
                                                    ==========       ============      =============       ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES


                                                                                          Year ended December 31,
                                                                                          -----------------------
                                                                                1994               1995                 1996
                                                                                ----               ----                 ----
 OPERATING ACTIVITIES
      Net income (loss)                                                     $  771,033        $  (199,620)          $(3,881,437)
      Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
           Depreciation and amortization                                     1,257,373          1,505,149             1,621,005
           Deferred federal income taxes                                       439,078             38,572              (639,790)
           Cumulative effect of change in accounting principle                      -             113,510                     -
           Extraordinary item                                                       -             110,400                     -
           Excess of insurance proceeds over net book value of
              assets written off due to fire                                  (100,214)                 -                     -
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Accounts receivable                                        (220,866)          (111,560)                2,698
                   Inventories                                                 (80,208)          (187,107)               32,890
                   Prepaid expenses                                              2,225           (122,586)              149,875
                   Other assets                                                (55,102)          (492,163)              294,318
              Increase (decrease) in:
                   Accounts payable                                           (361,101)           561,706             1,525,555
                   Other current liabilities                                   376,640           (357,582)               68,270
                                                                            -----------       ------------          ------------
                   NET CASH PROVIDED (USED) BY
                     OPERATING ACTIVITIES                                    2,028,858            858,719              (826,616)
                                                                            -----------       ------------          ------------

 INVESTING ACTIVITIES
      Proceeds from insurance due to fire loss                                 130,221                  -                     -
      Purchase of property and equipment                                    (3,744,716)        (2,283,113)           (1,272,823)
      Payments received on notes receivable                                    556,113                  -                     -
                                                                            -----------       ------------          ------------
                   NET CASH USED BY INVESTING ACTIVITIES                    (3,058,382)        (2,283,113)           (1,272,823)
                                                                            -----------       ------------          ------------

 FINANCING ACTIVITIES
      Cash paid to acquire common stock                                        (30,979)                 -                     -
      Proceeds from sale of common stock, net                                    1,815             17,510                     -
      Principal payments on long-term obligations                             (252,762)       (10,239,744)             (278,842)
      Proceeds from long-term debt, net of debt issue costs                  1,772,130         11,254,364             2,223,321
                                                                            -----------       ------------          ------------
                   NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                              1,490,204          1,032,130             1,944,479
                                                                            -----------       ------------          ------------

                           INCREASE (DECREASE) IN CASH                         460,680           (392,264)             (154,960)
 Cash at beginning of year                                                     161,046            621,726               229,462
                                                                            -----------       ------------          ------------
                           CASH AT END OF YEAR                              $  621,726        $   229,462           $    74,502
                                                                            ===========       ============          ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES


NOTE L:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization: As of December 31, 1996, Noble Roman's, Inc. operates and/or franchises 78 Noble Roman's Pizza restaurants primarily in Indiana plus six franchised convenience stores. The Company owns 70 restaurants, manages one franchise restaurant, and franchises the remaining locations to independent operators.

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc., Pizzaco, Inc., GNR, Inc., LPS, Inc., N.R. East, Inc. and Oak Grove Corporation (the Company). Intercompany balances and transactions have been eliminated in consolidation.

Acquisitions: All acquisitions have been accounted for using the purchase method of accounting. The accompanying financial statements include the operating results of all acquisitions subsequent to the purchase dates.

Inventories: Inventories consist of food, beverage and restaurant supplies and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost including property under capital leases. Depreciation and amortization are computed on the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease.

Advertising Costs: Effective January 1, 1995, the Company adopted Statement of Position 93-7 "Reporting on Advertising Costs." This statement requires the Company to expense advertising production costs the first time the production material is used. The previous practice was to amortize the production costs over the expected useful life.

Fair Value of Financial Instruments: The carrying amount of long-term debt net of the estimated value of the warrant approximates its fair value because the interest rates are currently at market. Because of the very limited trading in the Company's common stock, traditional methods of valuing the warrant do not apply, therefore, the Company used its best estimate to value the warrant. The carrying amount of all other financial instruments approximate fair value due to the short-term maturity of these items.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its property and equipment and related costs in excess of assets acquired periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Intangible Assets: Costs in excess of assets acquired is amortized on the straight-line method over 30 years. Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. Costs associated with the opening of new restaurants are amortized over a one-year period.

Royalties and Administrative and Franchise Fees: Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised restaurants. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the franchised restaurant is opened.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.

Net Income Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

As previously reported, the 1994 and 1995 financial statements have been adjusted to increase amortization expense, as a result of changing the amortization period of pre-opening costs from five years to one year, to expense financing and acquisition costs previously recorded as other assets and to record additional advertising expenses. As a result of those adjustments, net income and net income per share decreased by $726,579 and $.19, respectively, in 1994, and $751,331 and $.19, respectively, in 1995.

From March, 1995 through June, 1996 the Company's senior management focused a majority of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. During this period, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance now has the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As a result, approximately $14 million of bank debt was reclassified as a current liability at December 31, 1996. The Company is currently negotiating with the lender with a view to reducing substantially its bank debt in exchange for issuing equity. There can be no assurance that the parties will reach an agreement. Management has sought to improve operations with the ongoing addition of new management and supervisory personnel, extensive training and the implementation of better controls.

On May 31, 1997, the Company closed 18 of its restaurants. This action was taken because some of those restaurants were operating at a loss, some were only marginally profitable, and others were closed because they were competing in market areas where the Company has newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allows the Company to consolidate management and supervision to have better operations by the utilization of the Company's most effective supervision staff directly supervising the remaining restaurants. The Company expects a substantial charge-off of equipment, leasehold improvements and an accrual for ongoing expenses to be reported in the quarter ending June 30, 1997. The net book value of the assets relating to the closed restaurants is approximately
$2 million.

The Company believes its improvement plans are beginning to demonstrate improved results, and management believes it can return its restaurants to their historical profitability levels. However, failure to significantly improve its operating results and/or failure to negotiate an agreement with its lender will jeopardize the Company's ability to meet its obligations. The accompanying financial statements do not include any adjustments that might arise from an adverse outcome of these uncertainties.

NOTE 2:  NOTES PAYABLE

On December 4, 1995, the Company obtained a Credit Agreement consisting of a $9,000,000 term loan and a $4,000,000 revolving credit facility. The term loan required quarterly payments of $250,000 per quarter beginning June 1, 1996, $375,000 per quarter beginning March 1, 1997, and $562,000 per quarter beginning March 1, 2001, plus 50% of excess cash flow, as defined, and by proceeds of an equity offering. Interest for the term loan and revolving credit facility was payable monthly at the prime rate plus 2% with final maturity by December 1, 2001. A prepayment penalty of up to 3% was required if the Credit Agreement is prepaid in full before December 4, 1998 except if the prepayments are from excess cash flow, proceeds from an equity offering or proceeds from officer life insurance.

In connection with obtaining the Credit Agreement, the Company issued warrants to the lender for the purchase of 400,000 shares of common stock at any time through December 4, 2001 at an exercise price of $3.725 per share. The recorded amount of the Credit Agreement has been adjusted to reflect the estimated market value of the warrant which is being amortized over the term of the Credit Agreement.

On December 24, 1996, the Company entered into an Amended Credit Agreement which increased the term loan by $1.7 million, delayed the due date of each quarterly payment due after June 1, 1996 by six months, modified the financial covenants and maintained other provisions of the original agreement.

In connection with this Amended Credit Agreement, the Company replaced the existing warrant held by the lender to purchase 400,000 shares of common stock at any time through December 4, 2001 at an exercise price of $3.725 per share with a warrant to the lender to purchase 465,000 shares of common stock at any time through December 4, 2001, at an exercise price of $2.00 per share. Based on the estimated value of the warrant, $60,000 was added to its carrying cost.

Proceeds from the original Credit Agreement were used in part to repay a term loan which had a maturity date of May 1, 1996 and required interest at the rate of prime plus two percent, and $2,022,582 of notes payable to the Company's President, who is also a director and a shareholder, and to another significant shareholder which were to mature October 30, 1996 and had an interest rate of 8.5%. The remaining $500,000 of the notes payable were satisfied with the issuance of 133,332 shares of common stock.

Proceeds were also used to defease the Series 1993 Notes which were to mature on October 15, 1996 with an interest rate of 8.5%. The Company purchased U.S. government securities to mature on January 3, 1996 in the amount of $6,620,000 to satisfy the principal and accrued interest on the notes.

Cash payments for interest on all of the Company's debt totaled $889,753, $1,088,353 and $1,661,737 in 1994, 1995 and 1996, respectively.

NOTE 3:  LEASED ASSETS AND LEASE COMMITMENTS

The Company leases restaurant facilities under noncancelable lease agreements which generally have initial terms ranging from five to twenty years with extended renewal terms. The leases generally require the Company to pay all real estate taxes, insurance and maintenance costs. The leases provide for a specified annual rental, and some leases call for additional rental based on sales volume over specified levels at that particular location. At December 31, 1996, obligations under noncancelable operating and capitalized leases for 1997, 1998, 1999, 2000, 2001 and after 2001 were $3.2 million, $2.6 million,
$2.3 million, $2.0 million, $1.9 million and $15.1 million, respectively.

Rent expense for operating leases was $2,389,830, $2,734,919 and $3,039,690 in 1994, 1995 and 1996, respectively.

The Company currently leases two properties from related-parties with rental payments in 1994, 1995 and 1996 of $145,641, $112,880 and $112,981,
respectively.

NOTE 4:  ACQUISITION OF RESTAURANTS

On April 25, 1994, the Company acquired five formerly franchised restaurants from independent franchisees for cash of $1,850,000.


NOTE 5:  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                         1994          1995             1996
                                                                         ----          ----             ----
Current expense (benefit)                                            $  380,807    $  (140,265)     $         -
Deferred expense (benefit)                                              108,071        179,566         (639,790)
                                                                     ----------    -----------      ------------
  Income tax expense (benefit)                                       $  488,878    $    39,301      $  (639,790)
                                                                     ----------    -----------      ------------


Income tax expense differs from the amount computed by applying the federal income tax rate of 34% to income before taxes as a result of the following:

                                                                         1994          1995             1996
                                                                         ----          ----             ----
Computed "expected" tax expense                                      $  428,370    $    21,621      $(1,532,238)
Alternative minimum tax                                                  13,000              -                -
Amortization of costs in excess of assets acquired                       47,508         17,680           17,680
Valuation allowance                                                           -              -          874,768
                                                                     ----------    -----------      ------------
  Income tax expense (benefit)                                       $  488,878    $    39,301      $  (639,790)
                                                                     ==========    ===========      ============

The deferred tax asset (liability) at December 31 consists of the following:

                                                                                       1995             1996
                                                                                       ----             ----
Deferred tax assets:
    Tax credit carryforwards                                                       $   206,000      $   206,000
    Net operating loss carryforward                                                    150,000        1,549,609
    Franchise value for tax purposes of companies acquired                             137,900           41,328
                                                                                   -----------      -----------
       Total gross deferred tax assets                                                 493,900        1,796,937
Deferred tax liabilities:
    Property and equipment                                                             913,000          850,000
    Cost in excess of asset acquired                                                    79,000           61,320
    Other assets                                                                        69,000           10,849
                                                                                   -----------      -----------
       Total gross deferred tax liabilities                                          1,061,000          922,169
                                                                                   -----------      -----------
    Net deferred tax (liability) asset                                                (567,100)         874,768
    Less valuation allowance                                                                 -          874,768
                                                                                   -----------      -----------
                                                                                   $  (567,100)     $         -
                                                                                   ===========      ===========

NOTE 6:  COMMON STOCK

The Company has an incentive stock option plan for key employees and officers excluding the President. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 1996 options to acquire 62,000 shares were granted. No options were granted in 1995. Options granted and remaining outstanding at December 31, 1996 are for 6,800 common shares at $4.25 per share, 7,000 common shares at $3.63 per share, 9,750 common shares at $3.25 per share, 21,500 common shares at $3.68 per share, 16,550 common shares at $6.44 per share and 62,000 common shares at $1.75 per share. As of December 31, 1996, options on 45,050 shares are exercisable.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. The value of the options granted in 1996 were estimated to be $.88 per share. The value was determined using the Black-Scholes option pricing model, assuming an average life of the options of 7 years, a discount rate of 6%, no dividend payout and a volatility of 45%. If compensation cost had been determined based on the estimated fair value of options granted in 1996, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net loss and loss per share would not have been material.

In conjunction with certain financial advisory and investment banking services for possible acquisitions, the Company issued warrants to purchase 120,000 shares of common stock at any time through April 29, 2000 at $6.50 per share. No value has been recorded in the Company financial statements related to these warrants as the Company believes the effect would not be material.

In conjunction with certain financial and investor relations advisory services the Company entered into a consulting agreement on October 1, 1996. This agreement may be terminated for any reason by either party giving 90 day notice of its intent to terminate. The Company will be issuing warrants to purchase 150,000 shares of its stock at exercise prices ranging from $2.25 per share to $2.75 per share. The warrants will have a term of five years.

NOTE 7:  OTHER EXPENSES

Cost of attempted acquisition and equity offering of $880,862 in 1996 is the direct cost associated with the attempt to acquire Papa Gino's Holding Corp. (a 180 unit pizza restaurant chain operating in seven northeastern states) and the planned equity offering to finance that acquisition.

Loss associated with restaurants closed in 1987 in 1996 was $673,157. This reflects the costs associated with a lease dispute in Dayton, Ohio in the amount of $133,637 and a charge-off of receivables built up over time from the former Dayton, Ohio franchisees in the amount of $539,520.

NOTE 8:  CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company is not now engaged in any legal proceedings that are expected to have any material adverse effect on the Company. See Note 2 regarding bank obligations.

NOTE 9:  EVENTS SUBSEQUENT TO AUDITORS' REPORT (UNAUDITED)

On May 31, 1997, the Company closed 18 of its restaurants. This action was taken because some of those restaurants were operating at a loss, some were only marginally profitable, and others were closed because they were competing in market areas where the Company has newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allows the Company to consolidate management and supervision to have better operations by the utilization of the Company's most effective supervision staff directly supervising the remaining restaurants. The Company expects a substantial charge-off of equipment, leasehold improvements and an accrual for ongoing expenses to be reported in the quarter ending June 30, 1997. The net book value of the assets relating to the closed restaurants is approximately
$2 million.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
NOBLE ROMAN'S, INC.


We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's losses, accumulated deficit, and default on its long-term debt raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Peat Marwick LLP
Indianapolis, Indiana
April 29, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

     Name                Age         Positions with the Company
     ----                ---         --------------------------

Paul W. Mobley            56         Chairman of the Board, President, Chief
                                     Executive Officer and Director

A. Scott Mobley           33         Executive Vice President, Chief Operating
                                     Officer, Secretary and Director

Sam M. Huston             59         Director

Donald A. Morrison        54         Director



         The executive officers of the Company serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board. Directors are elected annually by the stockholders. The following is a brief description of the previous business background of the executive officers and directors:

         PAUL W. MOBLEY has been Chairman of the Board since December, 1991, President and Chief Executive Officer of the Company since 1981, and a director since 1974. From 1975 to 1987 Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978 he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley.

         A. SCOTT MOBLEY has been a director of the Company since January, 1992, Secretary since February, 1993, Vice President since November, 1988 and from August, 1987 until November, 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. He is the son of Paul Mobley.

         SAM M. HUSTON has been a director of the Company since January, 1992. Mr. Huston has received CLU and CAFC designations and is a general agent for MassMutual Companies and has held that position since 1980. He is also a registered representative with MML Investors Services, Inc., a registered broker-dealer firm.

         DONALD A. MORRISON, III has been a director of the Company since December, 1993. Mr. Morrison has been affiliated since 1971 and is currently President and director of Traub & Company, Inc., an investment banking firm headquartered in Indianapolis, Indiana.

         SECTION 16 REPORTS
         ------------------

         Based solely on a review of the copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 1996 all filing requirements under Section 16(a) of the Securities Exchange Act were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the Company's last three fiscal years awarded to or earned by the Chief Executive Officer and only other executive officer of the Company.

                                                           SUMMARY COMPENSATION TABLE
                                                           --------------------------
                                                                                          Long Term
                                                             Annual Compensation        Compensation
Name and Principal Position                   Year       Salary (1)         Bonus       Options # (2)
---------------------------                   ----       ----------         -----       -------------
   Paul Mobley                                1996       $  180,000      $        -                 -
     Chairman, President and Chief            1995          180,000               -                 -
     Executive Officer                        1994          155,000               -                 -

   A. Scott Mobley                            1996       $   90,000      $   11,736                 -
     Vice President and Secretary             1995           90,000          15,528                 -
                                              1994           81,538          13,993             5,000


(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation except for an Incentive Stock Option Plan for executive officers and other employees and a bonus plan initiated in 1994 for certain officers and administrative employees based on profitability, excluding the Chief Executive Officer. The Chief Executive Officer and other full-time employees are covered by a health insurance plan the cost of which does not equal the lesser of $50,000 or 10% of the named executive's annual compensation.

(2) Stock Option Plan
    -----------------

         The Company had an incentive stock option plan which expired in May, 1994 and adopted a new Incentive Stock Option Plan (collectively the "Plan") under which Incentive Stock Options ("Options") may be granted to officers and other key management employees of the Company. Employees owning more than ten percent of the Common Stock were not eligible. The Plan is administered by the Board of Directors, or a Committee thereof and Options were granted at their sole discretion. The per share exercise price of the stock subject to each Option may not be less than the fair market value of the stock on the date the Option was granted. Options become exercisable beginning three years after the date of grant and must be exercised no later than ten years after the date of grant. Options granted and remaining outstanding at December 31, 1996 are 6,800 shares of common stock at exercise price of $4.25 per share, 7,000 shares of common stock at exercise price of $3.63 per share, 9,750 shares of common stock at exercise price of $3.25 per share, 21,500 shares of common stock at exercise price of $3.68 per share,

16,550 shares of common stock at exercise price of $6.44 per share and 62,000 shares of common stock at an exercise price of $1.75 per share. As of December 31, 1996, 45,050 shares are exercisable.

         The options may be exercised for a period of five years at a rate of 20% of the shares of common stock subject to the option per year. Under the Plan, the option holder who exercises options will not recognize any taxable income until the shares of common stock purchased upon exercise are ultimately sold, except for possible alternative minimum tax. So long as the options remain qualified, the Company will not be entitled to any deduction and will not recognize any gain or loss upon issuance of the Common Stock under the Plan.


                      AGGREGATE OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                ---------------------------------------------


                                                      Values of Unexercised
                       Number of Unexercised               In-The-Money
                        Options at 12/31/96            Options at 12/31/96
                     Exercisable/Unexercisable      Exercisable/Unexercisable
                     -------------------------      -------------------------

Paul W. Mobley             None  /  None                 None   /   None

A. Scott Mobley           25,000 / 25,000                None   /   None




Employment Agreement
--------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $180,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

Director Compensation
---------------------

The Company's outside directors receive standard directors' fees of $1,000 per year and $300 per meeting plus reimbursement of out-of-pocket expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 16, 1997, there were 4,131,324 shares of the Company's Common Stock outstanding. The following table sets forth the amount and percent of the Company's Common Stock beneficially owned on June 16, 1997 by (i) each director and executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding Common Stock and, (iii) all executive officers and directors as a group:

                                        Amount and Nature              Percent of
                                            Nature of                 Outstanding
       Name                          Beneficial Ownership (2)            Shares
       ----                          ------------------------         -----------
Paul W. Mobley (1)
   One Virginia Avenue, Suite 800            929,013                     22.5%
   Indianapolis, IN   46204

Larry J. Hannah
   P.O. Box 29176                            547,963                     13.3%
   Indianapolis, IN  46229-0176

A. Scott Mobley (1)                          178,326 (3)                  4.3%

Donald A. Morrison, III                       32,700 (4)                   *

Sam Huston                                    15,000                       *

All Executive Officers and
   Directors as a Group (4 Persons)        1,115,039                     28.0%


*Less than 1%

   (1)     Paul Mobley is the father of A. Scott Mobley.

   (2)     All shares owned directly unless otherwise noted.

   (3) Includes 25,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $4.25 per share for 6,500 common shares, $3.63 per share for 4,500 common shares, $3.25 per share for 6,500 common shares and $3.68 per share for 7,500 common shares.

   (4) This total includes 30,000 shares owned by Traub and Company, Inc. in its investment account, of which Mr. Morrison is shareholder, director and President. Mr. Morrison disclaims beneficial ownership of such shares beyond his interest in Traub.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company are a party. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates require the approval of a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The Company had outstanding notes in 1994 and 1995 to Paul W. Mobley, President, in the aggregate principal amount of $1,145,518 and to Larry J. Hannah, a significant shareholder of the Company, in the aggregate principal amount of $1,377,064. Interest thereon was paid to Mr. Mobley in the amount of $97,000 in 1994 and $97,000 in 1995, and to Mr. Hannah in the amount of $117,000 in 1994 and $117,000 in 1995. In December, 1995, Mr. Mobley
converted $227,050 of this indebtedness in exchange for 60,546 shares of common stock and Mr. Hannah converted $272,950 in exchange for 72,786 shares of common stock in each case at the per share price of $3.75 which represented the closing bid price for the common stock on Nasdaq on the day immediately preceding the conversion and the balance of $918,468 for Mr. Mobley and $1,104,114 for Mr. Hannah was paid in full.

Paul W. Mobley leases a restaurant located in Indianapolis to GNR, Inc., a wholly-owned subsidiary of the Company, which lease has a remaining term of approximately one year and provides for rental payments of approximately $40,880 per year.

H-M Ltd., a corporation owned by Paul W. Mobley and Larry J. Hannah, in September, 1995, leased a restaurant in Indianapolis, Indiana to the Company. This lease has a remaining term of 19 years and provides for rental payments of $72,000 per year. During 1996, approximately $72,000 in rental payments were made.

The Company believes that the terms of the above leases were substantially equivalent to market terms at the time such leases were entered into.

Larry J. Hannah has a consulting agreement with the Company to provide financial consulting services. The agreement was effective April 1, 1993, is for a term of 60 months, and provides for payments of $5,000 per month.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
          The following consolidated financial statements of Noble
          Roman's, Inc. and subsidiaries are included in Item 8:

          Consolidated Balance Sheets - December 31, 1995 and 1996         16

          Consolidated Statements of Operations - years ended
          December 31, 1994, 1995 and 1996                                 17

          Consolidated Statements of Changes in Stockholders' Equity -
          years ended December 31, 1994, 1995 and 1996                     18

          Consolidated Statements of Cash Flows - years ended
          December 31, 1994, 1995 and 1996                                 19

          Notes to Consolidated Financial Statements                       20

          Report of Independent Auditors - KPMG Peat Marwick LLP           25

          (a)      Exhibits


          Exhibit No.
          -----------

          3.1      Amended Articles of Incorporation of the Registrant     (1)
          3.2      Amended and Restated By-Laws of the Registrant

          4.1      Specimen Common Stock Certificates                      (1)

          10.1     Merger Agreements related to purchase of 27
                   restaurants on December 23, 1992 from N.R. East,
                   Inc., GNR, Inc. and LPS, Inc. and related fairness
                   opinion                                                 (3)
          10.2     Purchase Agreements related to the purchase of
                   eight restaurants on May 1, 1993                        (4)
          10.3     Employment Agreement with Paul W. Mobley dated
                   November 15, 1994                                       (3)
          10.4     Credit Agreement with The Provident Bank dated
                   December 1, 1995                                        (5)
          10.5     Consulting Agreement with Larry J. Hannah dated
                   April 1, 1993                                           (3)
          10.6     1984 Stock Option Plan                                  (6)
          10.7     Form of Stock Option Agreement                          (6)

          11.1     Statement Re: Computation Per Share Earnings

          21.1     Subsidiaries of the Registrant                          (2)

          24.1 Not Applicable (unless going to sign as power of attorney for directors)

                   (1) Incorporated by reference from Registration Statement filed by the Registrant on Form S-18 on October 22, 1982 and ordered effective on December 14, 1982. (SEC No. 2-79963C), and, for the Amended Articles of Incorporation, from the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 on July 1, 1985. (SEC No.2-84150).

                   (2)     Incorporated by reference to the
                   Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on
                   October 26, 1993.

                   (3) Incorporated by reference from the Form 8-K filed by the registrant on February 17, 1993.

                   (4) Incorporated by reference from the Form 8-K filed by the registrant on June 3, 1993.

                   (5) Incorporated by reference from the Form 8-K filed by the registrant on December 5, 1995.

                   (6) Incorporated by reference from the Form S-8 filed by the registrant on November 29, 1994 (SEC No. 33-86804).


          (b)      Reports on 8-K

                   None

                                  SIGNATURES
                                  ----------

         In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NOBLE ROMAN'S, INC.


Date:                                  By:
      -----------------------              ---------------------------
                                           Paul W. Mobley, President





         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:
      -----------------------          --------------------------------
                                       Paul W. Mobley
                                       President, Chairman of the Board and
                                       Director (Principal Executive Officer
                                       and Principal Financial Officer)


Date:
      -----------------------          --------------------------------
                                       A. Scott Mobley
                                       Executive Vice President and Director




Date:
      -----------------------          --------------------------------
                                       Donald A. Morrison, III
                                       Director



Date:
      -----------------------          --------------------------------
                                       Sam M. Huston
                                       Director