Form 10-Q
period 1997-03-31
NOBLE ROMANS INC
filed 1997-06-24
CIK 709005

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

                           -----------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                       Commission file number:  0-11104


                             NOBLE ROMAN'S, INC.
            (Exact name of registrant as specified in its charter)


                Indiana                                       35-1281154
(State or other jurisdiction of organization)              (I.R.S. Employer
                                                          Identification No.)

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

As of June 13, 1997, there were 4,131,324 shares of Common Stock, no par value, outstanding.

                       PART I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

   The following condensed consolidated financial statements are included herein:

      Condensed consolidated balance sheets as of December 31, 1996
           and March 31, 1997                                          Page 3

      Condensed consolidated statements of operations for the three
           months ended March 31, 1996 and 1997                        Page 4

      Condensed consolidated statements of cash flows for the three
           months ended March 31, 1996 and 1997                        Page 5

      Notes to condensed consolidated financial statements             Page 6

         The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

                     Noble Roman's, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                                                             (Unaudited)
                                                                           December 31,        March 31,
                                                                              1996               1997
                                 Assets                                    ------------      -----------
                                 ------
 Current assets:
     Cash                                                                 $      74,502   $      82,551
     Accounts receivable                                                        947,924         968,069
     Inventories                                                                947,644         981,406
     Prepaid expenses                                                           363,074         744,723
                                                                          -------------   -------------
          Total current assets                                                2,333,144       2,776,749



 Property and equipment, less accumulated depreciation and
     amortization of $4,372,980 and $4,612,690                                9,475,794       9,455,135
 Deferred tax asset                                                                   -         405,622
 Costs in excess of assets required, net                                      6,464,678       6,399,683
 Other assets                                                                 1,177,069       1,211,419
                                                                          -------------   -------------
                                                                          $  19,450,685   $  20,248,608
                                                                          -------------   -------------


                  Liabilities and Stockholders' Equity
                  ------------------------------------

 Current liabilities:
     Accounts payable                                                     $   3,484,743   $   3,465,426
     Current portion of long-term debt (net of warrant
           valuation of $176,667 and $176,667)                               14,251,373      16,035,661
     Other current liabilities                                                  848,098         688,802
                                                                          -------------   -------------
          Total current liabilities                                          18,584,214      20,189,889


 Long-term liabilities:
     Notes payable                                                               41,540          36,850
     Capital leases                                                              33,646          33,427
                                                                          -------------   -------------
          Total long-term obligations                                            75,186          70,277


 Stockholders' equity
     Common stock, no par value, authorized 9,000,000 shares,
         issued 4,131,324 and 4,131,324                                       5,518,431       5,518,431
     Retained earnings                                                       (4,727,146)     (5,529,989)
                                                                          -------------   -------------
          Total stockholders' equity                                            791,285         (11,558)
                                                                          -------------   -------------
                                                                          $  19,450,685   $  20,248,608
                                                                          =============   =============


See accompanying notes to condensed consolidated financial statements

                     Noble Roman's, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                                                    Three Months Ended
                                                                          March 31,
                                                                    ------------------
                                                                    1996           1997
                                                                    ----           ----

 Restaurant revenue                                            $  8,715,445    $ 7,797,678
 Royalties                                                           58,719         32,749
 Administrative fees and other                                      112,026         68,663
                                                               ------------    -----------
      Total revenue                                               8,886,190    $ 7,899,090



 Restaurant operating expenses:
     Cost of revenue                                              1,625,209      1,557,240
     Salaries and wages                                           2,721,127      2,926,114
     Rent                                                           715,860        788,794
     Advertising                                                    658,285        389,836
     Other                                                        2,035,329      1,890,884
 Depreciation and amortization                                      297,122        324,874
 General and administrative                                         425,804        763,213
                                                               ------------    -----------
          Operating income                                          407,454       (741,865)



 Interest                                                           358,517        474,564
                                                               ------------    -----------

 Income (loss) before income taxes                                   48,937     (1,216,429)

 Income taxes (benefit)                                              17,128       (413,586)
                                                               ------------    -----------

 Net income (loss)                                             $     31,809    $  (802,843)
                                                               ============    ===========

 Net income (loss) per share                                   $        .01    $      (.19)

 Weighted average number of common shares outstanding             4,131,324      4,131,324







See accompanying notes to condensed consolidated financial statements

                     Noble Roman's Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          ------------------
                                                                                         1996             1997
                                                                                         ----             ----
 OPERATING ACTIVITIES
 --------------------
     Net income                                                                    $      31,809     $   (802,843)
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                    297,122          324,874
        Deferred federal income taxes                                                         -          (405,622)
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                            (486)         (20,145)
             Inventory                                                                     2,981          (33,762)
             Prepaid expenses                                                           (228,354)        (381,649)
             Other assets                                                                      -          (54,080)
         Increase (decrease) in:
             Accounts payable                                                            260,036          (19,317)
             Accrued expenses                                                           (403,592)        (155,912)
                                                                                   -------------     ------------
         NET CASH PROVIDED BY (USED IN) OPERATING
             ACTIVITIES                                                                  (40,484)      (1,548,456)


 INVESTING ACTIVITIES
 --------------------
     Purchase of equipment                                                              (314,610)        (219,490)
                                                                                   -------------     ------------
         NET CASH PROVIDED BY (USED IN) INVESTING
             ACTIVITIES                                                                 (314,610)        (219,490)


 FINANCING ACTIVITIES
 --------------------
     Proceeds from long-term debt                                                        363,279        2,034,288
     Principal payments on long-term debt and capital lease obligations                  (14,568)        (258,293)
                                                                                   -------------     ------------
         NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                                                   348,711        1,775,995
                                                                                   -------------     ------------

 INCREASE (DECREASE) IN CASH                                                              (6,383)           8,049

         Cash at beginning of period                                                     229,462           74,502
                                                                                   -------------     ------------

         Cash at end of period                                                     $     223,079     $     82,551
                                                                                   -------------     ------------




See accompanying notes to condensed consolidated financial statements

                     Noble Roman's Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  SUBSEQUENT EVENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Comparison of three month periods ended March 31, 1996 and 1997




The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                    1996               1997
                                                    ----               ----
 Revenue:
     Restaurant revenue                             98.0%              98.7%
     Royalties                                        .7                 .4
     Administrative fees and other                   1.3                 .9
                                                   -----              -----
                                                   100.0              100.0

 Restaurant operating expenses (1):
     Cost of revenue                                18.6               20.0
     Salaries and wages                             31.2               37.5
     Rent                                            8.2               10.1
     Advertising                                     7.6                5.0
     Other                                          23.4               24.2
 Depreciation and amortization                       3.3                4.1
 General and administrative                          4.8                9.7
                                                   -----              -----

         Operating income (loss)                     4.6               (9.4)

 Interest                                            3.8                6.0
                                                   -----              -----

         Income (loss) before federal income taxes    .8%             (15.4%)


(1)  As a percentage of restaurant revenue

         Total revenue decreased 11.1% in the three months ended March 31, 1997, from $8.9 million in 1996 to $7.9 million in the three months ended March 31, 1997, most significantly from a 10.5% decrease in restaurant revenue. This decrease is primarily the result of a decline in same store sales primarily as a result of doing a very high discount promotion in order to rebuild customer count. Customer count did increase, however, not enough to offset the discount in menu prices.

         Cost of revenue as a percentage of restaurant revenue increased from 18.6% in the first three months of 1996 to 20.0% in the same period in 1997. The increase was primarily the result of the discounts to the menu price in an effort to rebuild customer count during February and March, 1997. Salaries and wages increased as a percentage of restaurant revenue from 31.2% for the first three month period in 1996 to 37.5% in the same period in 1997. The increase was a result of heavily staffing to accommodate the increased customer count from the discount promotion, however, the revenue declined as a result of the steep discounting.

         General and administrative expenses as a percentage of total revenue increased from 4.8% during the three months ended March 31, 1996 to 9.7% in the same period in 1997. This increase was partially attributable to the decline in revenue and partially due to having more supervisory staff during the first three months of 1997 compared to the same period in 1996. Since March 31, 1997, these costs have been reduced substantially.

         Operating income decreased from $407 thousand in the three month period ended March 31, 1996 to a loss of $742 thousand in the same period in 1997. Operating income decreased as a percentage of total revenue from 4.6% in the first three months of 1996 to a loss of 9.4% in the same period in 1997.

         Interest expense increased from $359 thousand for the first three month period ended March 31, 1996 to $475 thousand in the same period in 1997. The increase is the result of an increase in the amount of outstanding debt.

         Income before federal income taxes decreased from $49 thousand for the three month period in 1996 to a loss of $1,216 thousand in the same period in 1997. The decrease was primarily attributable to the factors discussed above. 1997 net income decreased from $32 thousand for the three month period in 1996 to a loss of $803 thousand in the same period in 1997. The company recognized a tax benefit of $414 thousand related to its operating loss. Management believes it likely that the deferred tax credits will be utilized in the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's principal capital requirements arise from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants. The Company's primary sources of working capital are cash flow from operations and borrowings under its credit facilities.

         Capital expenditures were $314,610 for the first three month period in 1996 and $219,490 in the same period in 1997. The Company expands primarily through the use of leased land and buildings. The capital requirement for new restaurants in free-standing leased facilities is approximately $150,000 per restaurant and $15,000 to remodel an existing facility.

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

         From March, 1995 through June, 1996 the Company's senior management had to focus almost 100% of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. As a result, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance now has the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As a result, approximately $16 million of bank debt was reclassified as a current liability at March 31, 1997. The Company is currently negotiating with the lender with a view to reducing substantially its bank debt in exchange for issuing equity. There can be no assurance that the parties will reach an agreement.

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

ITEM 2.   CHANGES IN SECURITIES.

         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         From March, 1995 through June, 1996 the Company's senior management had to focus almost 100% of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. As a result, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance now has the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As a result, approximately $16 million of bank debt was reclassified as a current liability at March 31, 1997. The Company is currently negotiating with the lender with a view to reducing substantially its bank debt in exchange for issuing equity. There can be no assurance that the parties will reach an agreement.

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




                                               NOBLE ROMAN'S, INC.



Date:     June 24, 1997                        /s/ Paul W. Mobley
     -------------------------                 ---------------------------
                                               Paul W. Mobley, President
                                               (Principal Executive Officer)


Date:     June 24, 1997                        /s/ Mitchell E. Katz
     -------------------------                 ---------------------------
                                               Mitchell E. Katz
                                               (Chief Financial Officer)