Form 10-Q
period 1997-06-30
NOBLE ROMANS INC
filed 1997-12-12
CIK 709005

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           ------------------------

                                  FORM 10-Q

                           ------------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                                           OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                           ------   -------

                       Commission file number:  0-11104


                             NOBLE ROMAN'S, INC.
            (Exact name of registrant as specified in its charter)


               Indiana                             35-1281154
   (State or other jurisdiction of              (I.R.S. Employer
    organization)                              Identification No.)

     One Virginia Avenue, Suite 800
           Indianapolis, Indiana                      46204
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

As of December 8, 1997, there were 4,131,324 shares of Common Stock, no par value, outstanding.

                       PART I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     The following condensed consolidated financial statements are included herein:

       Condensed consolidated balance sheets as of December 31, 1996
            and June 30, 1997                                           Page 3

       Condensed consolidated statements of operations for the six and
            three months ended June 30, 1996 and 1997                   Page 4

       Condensed consolidated statements of cash flows for the six
            months ended June 30, 1996 and 1997                         Page 5

       Notes to condensed consolidated financial statements             Page 6


        The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

        This report contains forward-looking statements which are inherently subject to risks and uncertainties. Noble Roman's actual results could differ materially from those currently anticipated due to a number of factors, including Noble Roman's ability to improve operating results and trends at its full service restaurants, competition in the markets for its full service restaurants and Express franchises, increases in cost, availability of labor and its ability to manage growth of its Express franchise business.

                     Noble Roman's, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                                                                         (Unaudited)
                                                                                    December 31,           June 30,
                                                                                        1996                 1997
                                                                                    ------------         -----------
                                 Assets
                                 ------
 Current assets:
     Cash                                                                           $    74,502         $    55,726
     Accounts receivable                                                                947,924             488,747
     Inventories                                                                        947,644             835,176
     Prepaid expenses                                                                   363,074              31,297
                                                                                    -----------         -----------
          Total current assets                                                        2,333,144           1,410,946

 Property and equipment, less accumulated depreciation and
     amortization of $4,372,980 and $3,013,910                                        9,475,794           6,898,714
 Deferred tax asset                                                                           -           2,404,836
 Costs in excess of assets acquired, net                                              6,464,678           6,334,688
 Other assets                                                                         1,177,069             981,747
                                                                                    -----------         -----------
                                                                                    $19,450,685         $18,030,931
                                                                                    -----------         -----------

                  Liabilities and Stockholders' Equity
                  ------------------------------------
 Current liabilities:
     Accounts payable                                                               $ 3,484,743         $ 3,595,776
     Current portion of long-term debt (net of warrant valuation of
          $176,667 and $176,667)                                                     14,251,373          16,788,645
     Other current liabilities                                                          848,098           1,497,365
                                                                                    -----------         -----------
          Total current liabilities                                                  18,584,214          21,881,786

 Long-term liabilities:
     Notes payable                                                                       41,540              32,572
     Capital leases                                                                      33,646               8,901
                                                                                    -----------         -----------
          Total long-term obligations                                                    75,186              41,473

 Stockholders' equity
     Common stock, no par value, authorized 9,000,000 shares,
         issued 4,131,324 and 4,131,324                                               5,518,431           5,518,431
     Retained earnings (deficit)                                                     (4,727,146)         (9,410,759)
                                                                                    -----------         -----------
          Total stockholders' equity (deficit)                                          791,285          (3,892,328)
                                                                                    -----------         -----------
                                                                                    $19,450,685         $18,030,931
                                                                                    ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                              Six Months Ended                 Three Months Ended
                                                                  June 30,                           June 30,
                                                         ------------------------            ---------------------
                                                         1996                1997            1996             1997
                                                         ----                ----            ----             ----
 Restaurant revenue                                 $ 16,860,810         $ 13,652,268   $  8,145,365     $  5,854,590
 Restaurant royalties                                     98,419               54,134         39,700           28,337
 Express royalties and fees                                    -              102,757              -           64,805
 Administrative fees and other                           142,501              122,583         30,475           84,920
                                                    ------------         ------------   ------------     ------------
      Total revenue                                   17,101,730           13,931,742      8,215,540        6,032,652


 Restaurant operating expenses:
     Cost of revenue                                   3,308,766            2,796,879      1,683,557        1,239,639
     Salaries and wages                                5,476,232            5,008,628      2,755,105        2,082,514
     Rent                                              1,489,877            1,340,338        774,017          551,544
     Advertising                                       1,139,754              682,562        481,469          292,726
     Other                                             4,169,871            3,123,328      2,134,542        1,232,444

 Depreciation and amortization                           595,744              580,890        298,622          256,016
 Express operating expenses                                    -               82,412              -           61,048
 General and administrative                            1,103,804            1,453,687        678,000          711,838
 Loss associated with restaurants closed
     in 1987                                              48,750                    -         48,750                -
 Cost of attempted acquisition and
     equity offering                                     768,389                    -        768,389                -
 Restructuring costs                                           -            5,159,836              -        5,159,836
                                                    ------------         ------------   ------------     ------------
          Operating income (loss)                       (999,457)          (6,296,818)    (1,406,911)      (5,554,953)

 Interest and other expense                              762,642              799,595        404,125          325,031
                                                    ------------         ------------   ------------     ------------

 Income (loss) before income taxes                    (1,762,099)          (7,096,413)    (1,811,036)      (5,879,984)

 Income taxes expense (benefit)                         (599,672)          (2,412,800)      (616,800)      (1,999,214)
                                                    ------------         ------------   ------------     ------------

 Net income (loss)                                  $ (1,162,427)        $ (4,683,613)  $ (1,194,236)    $ (3,880,770)
                                                    ------------         ------------   ------------     ------------

 Net income (loss) per share                              $ (.28)             $ (1.13)        $ (.29)          $ (.94)

 Weighted average number of common shares
 outstanding                                           4,131,324            4,131,324      4,131,324        4,131,324

See accompanying notes to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          ------------------------
                                                                                          1996                1997
                                                                                          ----                ----
 OPERATING ACTIVITIES
 --------------------
     Net income (loss)                                                                $(1,162,427)        $(4,683,613)
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                     654,637             647,127
        Restructuring costs                                                                     -           4,753,384
        Deferred federal income taxes                                                           -          (2,404,836)
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                            3,768             (80,707)
             Inventory                                                                    (22,986)             40,762
             Prepaid expenses                                                            (254,740)           (301,787)
             Other assets                                                                (100,037)            (81,225)
         Increase (decrease) in:
             Accounts payable                                                           1,079,686              27,772
             Other current liabilities                                                   (612,957)             12,924
                                                                                      -----------         -----------

         NET CASH PROVIDED BY (USED IN) OPERATING
             ACTIVITIES                                                                  (415,056)         (2,070,199)

 INVESTING ACTIVITIES
 --------------------
     Purchase of fixed assets                                                            (387,367)           (452,136)
                                                                                      -----------         -----------

         NET CASH PROVIDED BY INVESTING
            ACTIVITIES                                                                   (387,367)           (452,136)

 FINANCING ACTIVITIES
 --------------------
     Proceeds from long-term debt                                                       1,085,081           2,787,272
     Principal payments on long-term debt and capital lease obligations                  (255,561)           (283,713)
                                                                                      -----------         -----------

         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                                                    829,520           2,503,559
                                                                                      -----------         -----------

 INCREASE (DECREASE) IN CASH                                                               27,097             (18,776)

         Cash at beginning of period                                                      229,462              74,502
                                                                                      -----------         -----------

         Cash at end of period                                                        $   256,559         $    55,726
                                                                                      -----------         -----------

See accompanying notes to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)



1.      RESTRUCTURING COSTS

During the second quarter of 1997 the Company implemented a plan which management believes will improve its stores' profitability by restructuring its operations. This included closing 19 restaurants and selling four others to a franchisee pursuant to a franchise agreement. The Company currently owns 48 full-service restaurants, has 11 full service franchised restaurants and 45 franchised Express locations. The decision to close and sell certain restaurants was made because some of the restaurants were operating at a loss, some were marginally profitable and others were competing in market areas where the Company operates newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action has allowed the Company to consolidate management and supervision in the remaining restaurants. The Company reported a loss of $5.2 million in the second quarter of 1997 from this restructuring as a result of writing off the carrying value of equipment, leasehold improvements, other assets and accruing for estimated losses and ongoing expenses relating to those closed restaurants.


2.      SUBSEQUENT EVENTS

On November 19, 1997, Noble Roman's, Inc. ("Noble Roman's" or the "Company") entered into an amended and restated credit agreement with The Provident Bank, its principal lender. The new agreement provides for the reduction of previously outstanding debt from approximately $16,900,000 to $11,000,000, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December, 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provides for a new loan in the amount of $2,580,000 due in December, 2000 with the interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2,800,000 shares of the Company's common stock with an exercise price of $.01 per share. Pursuant to entering into the amended and restated credit facility, the Company issued warrants to purchase an aggregate of 1,000,000 shares of common stock to certain executive officers, with an exercise price of $.40 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Six-month and three-month periods ended June 30, 1996 and 1997


The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                               Six Months Ended             Three Months Ended
                                                                    June 30,                     June 30,
                                                             --------------------          --------------------
                                                             1996            1997          1996            1997
                                                             ----            ----          ----            ----
 Revenue:
     Restaurant revenue                                      98.6%           98.0%         99.1            97.0%
     Restaurant royalties                                      .6              .4            .5              .5
     Express royalties and fees                                 -              .7             -             1.1
     Administrative fees and other                             .8              .9            .4             1.4
                                                            -----           -----         -----           -----
                                                            100.0           100.0         100.0           100.0
 Restaurant operating expenses (1):
     Cost of revenue                                         19.6            20.5          20.7            21.2
     Salaries and wages                                      32.5            36.7          33.8            35.6
     Rent                                                     8.8             9.8           9.5             9.4
     Advertising                                              6.7             5.0           5.9             5.0
     Other                                                   24.7            22.9          26.2            21.1
 Depreciation and amortization                                3.5             4.2           3.6             4.2
 Express operating expense                                      -              .6             -             1.0
 General and administrative                                   6.5            10.4           8.3            11.8
 Loss from withdrawn acquisition and offering                 4.5               -           9.4               -
         and restaurants closed in 1987
 Restructuring costs                                            -            37.0             -            85.5
                                                            -----           -----         -----           -----
          Operating income (loss)                            (5.6)          (45.2)        (16.5)          (92.1)

 Interest                                                     4.5             5.7           4.9             5.4
                                                            -----           -----         -----           -----

         Income (loss) before income taxes                  (10.0%)         (50.9%)       (21.5%)         (97.5%)

(1)  As a percentage of restaurant revenue

During the second quarter of 1997 the Company implemented a plan which management believes will improve its stores' profitability by restructuring its operations. This included closing 19 restaurants and selling four others to a franchisee pursuant to a franchise agreement. As of December 1997, the Company owns 48 full-service restaurants, has 11 full service franchised restaurants and 45 franchised Express locations. The decision to close and sell certain restaurants was made because some of the restaurants were operating at a loss, some were marginally profitable and others were competing in market areas where the Company operates newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action has allowed the Company to consolidate management and supervision in the remaining restaurants. The Company reported a loss of $5.2 million in the second quarter of 1997 from this restructuring as a result of writing off the carrying value of equipment, leasehold improvements, other assets and accruing for estimated losses and ongoing expenses relating to those closed restaurants.

Total revenue decreased $3.2 million, or 18.5%, and $2.2 million, or 26.6%, for the six-month and three-month periods ended June 30, 1997, respectively, compared to same periods in 1996. The principal reason for the decrease was the result of closing 19 restaurants in the second quarter of 1997. In addition the decreases were partially the result of same store sales declines which were 7.5% and 4.9% for the six-month and three-month periods ended June 30, 1997, respectively, compared to the same periods in 1996.

Cost of revenue as a percentage of restaurant revenue increased from 19.6% and 20.7% to 20.5% and 21.2%, for the six-month and three-month periods ended June 30, 1996 and 1997, respectively. This increase was primarily the result of higher discounts to the menu price in an effort to rebuild customer count.

Salaries and wages increased as a percentage of restaurant revenue from 32.5% and 33.8% to 36.7% and 35.6%, for the six-month and three-month periods ended June 30, 1996 and 1997, respectively. These increases were the result of additional staffing to accommodate increased customer count from a discount promotion, same store sales declines and inefficiencies in scheduling as a result of inexperienced store level management.

General and administrative expenses as a percentage of total revenue increased from 6.5% and 8.3% to 10.4% and 11.8% for the six-month and three-month periods ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to additional supervision cost in the first quarter and to the decline in total revenue in the second quarter. As a result of the restructuring plan, the Company has substantially reduced its general and administrative expenses.

Operating income decreased from a loss of $999,000 and a loss of $1.4 million to a loss of $6.3 million and a loss of $5.3 million during the six-month and three-month periods ended June 30, 1996 and 1997, respectively. The primary reason for greater loss in 1997 was the restructuring cost of $5.2 million. Without the restructuring charge the three-month period ended June 30, 1997 compared to the same period in 1996 improved by approximately $300,000, net of the failed acquisition cost in 1996.

Interest and other expense increased from $763,000 to $800,000 and decreased from $404,000 to $325,000 for the six-month and three-month periods ended June 30, 1996 and 1997, respectively. Interest expense has not been accrued for a portion of 1997 because the interest was forgiven as a part of the financial restructuring discussed below under "Liquidity and Capital Resources".

Net income (loss) decreased from a loss of $1.2 million and $1.2 million to a net loss of $4.7 million and $3.9 million during the six-month and three-month periods ended June 30, 1996 and 1997, respectively. The net loss increase was the result of the restructuring costs in the second quarter of 1997. Without the restructuring costs the net loss was reduced in the three-month period ended June 30, 1997 by approximately $211,000, net of the failed acquisition cost in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company's principal capital requirements arose from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants, however, no new restaurants have been opened in 1997. The Company's primary sources of working capital are cash flow from operations and borrowings under a credit facility.

Capital expenditures were $452,136 and $387,366 for the first six month periods in 1997 and 1996, respectively.

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

From March, 1995 through June, 1996 the Company's senior management had to focus almost all of its time on arranging for financing and the unsuccessful attempted acquisition of a 180 unit regional pizza restaurant chain operating in seven northeastern states. As a result, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls.

On November 19, 1997, Noble Roman's, Inc. ("Noble Roman's" or the "Company") entered into an amended and restated credit agreement with The Provident Bank, its principal lender. The new agreement provides for the reduction of previously outstanding debt from approximately $16,900,000 to $11,000,000, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December, 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provides for a new loan in the amount of $2,580,000 due in December, 2000 with the interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2,800,000 shares of the Company's common stock with an exercise price of $.01 per share. Pursuant to entering into the amended and restated credit facility, the Company issued warrants to purchase an aggregate of 1.0 million shares of common stock to certain executive officers, with an exercise price of $.40 per share.

Management has sought to improve operations with the ongoing addition of new management and supervisory personnel, extensive training, the implementation of better controls and the restructuring plan completed in the second quarter of 1997 which included closing and selling a portion of its restaurants and concentrating its efforts and management personnel on the remaining restaurants. In addition, the Company began franchising Noble Roman's Pizza Express in December, 1996 and by year-end 1997 expects to have approximately 50 units in operation. Based upon market reaction to date, the Company believes that its Pizza Express concept offers significant growth potential in 1998.
The Company earns approximately $5,500 in fees and commissions for each new unit opened and also receives weekly royalty payments equal to 7% of sales in each unit open.

Based upon the amendments to the credit agreement, planned improvements in its existing full-service restaurants and the planned growth in the new franchised Express business, management believes the Company will generate sufficient cash flow to meet its obligations and to carry out its current business plans. Currently, the Company anticipates that its capital requirements in 1998 will be approximately $500,000 for improvements to its existing full-service restaurants. The Company also anticipates that most of the Company's growth during 1998 will be generated from franchising of its new Express concept.

                        PART II  -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 2.   CHANGES IN SECURITIES.

        As of November 19, 1997, the Company entered into an amended and restated credit facility with its bank. In connection with such amendment: (i) the bank surrendered warrants to purchase 465,000 shares of Common Stock; (ii) the Company issued to the bank warrants to purchase 2.8 million shares of Common Stock with an exercise price of $.01 per share; and (iii) the Company issued to certain executive officers warrants to purchase an aggregate of 1.0 million shares of Common Stock with an exercise price of $.40 per share. The foregoing warrants were issued in transactions not involving a public offering in reliance upon the exemption provided pursuant to Section 4(2) under the Securities Act of 1933, as amended.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None

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



                                         NOBLE ROMAN'S, INC.



Date: December 12, 1997                  /s/ Paul W. Mobley
      --------------------------         -----------------------------------
                                         Paul W. Mobley, President
                                         (Principal Executive Officer)


Date: December 12, 1997
      --------------------------
                                         /s/ Mitchell E. Katz
                                         -----------------------------------
                                         Mitchell E. Katz
                                         (Chief Financial Officer)