Form 10-Q
period 1997-09-30
NOBLE ROMANS INC
filed 1997-12-12
CIK 709005

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

                           -----------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          --------    -------

                       Commission file number:  0-11104


                             NOBLE ROMAN'S, INC.
            (Exact name of registrant as specified in its charter)


              Indiana                                 35-1281154
    (State or other jurisdiction                   (I.R.S. Employer
     of organization)                               Identification No.)

   One Virginia Avenue, Suite 800
        Indianapolis, Indiana                            46204
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

          Condensed consolidated balance sheets as of
               December 31, 1996 and September 30, 1997                Page 3

          Condensed consolidated statements of operations for
               the nine and three months ended September 30,
               1996 and 1997                                           Page 4

          Condensed consolidated statements of cash flows for
               the nine months ended September 30, 1996 and 1997
                                                                       Page 5

          Notes to condensed consolidated financial statements         Page 6


        The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

        This report contains forward-looking statements which are inherently subject to risks and uncertainties. Noble Roman's actual results could differ materially from those currently anticipated due to a number of factors, including Noble Roman's ability to improve operating results and trends at its full service restaurants, competition in the markets for its full service restaurants and Express franchises, increases in costs, availability of labor and its ability to manage growth of its Express franchise business.

                     Noble Roman's, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                  December 31,       September 30,
                                                                                      1996               1997
                                                                                  ------------       -------------
                                 Assets
                                 ------
 Current assets:
     Cash                                                                        $      74,502       $      60,925
     Accounts receivable                                                               947,924             552,576
     Inventories                                                                       947,644             821,760
     Prepaid expenses                                                                  363,074             339,475
                                                                                 -------------       -------------
          Total current assets                                                       2,333,144           1,774,736

 Property and equipment, less accumulated depreciation and
     amortization of $4,372,980 and $3,189,601
                                                                                     9,475,794           6,819,609
 Deferred tax asset                                                                          -           2,560,436
 Costs in excess of assets acquired, net                                             6,464,678           6,269,693
 Other assets                                                                        1,177,069             999,941
                                                                                 -------------       -------------
                                                                                 $  19,450,685       $  18,424,415
                                                                                 -------------       -------------

                  Liabilities and Stockholders' Equity
 Current liabilities:
     Accounts payable and accrued expenses                                       $   4,190,896       $   4,384,277
     Notes payable - current                                                        14,251,373          16,816,140
     Deferred franchise fees                                                                 -              65,000
     Payroll and sales tax                                                             141,945           1,307,000
                                                                                 -------------       -------------
          Total current liabilities                                                 18,584,214          22,572,417

 Long-term liabilities:
     Notes payable - less current portion                                               41,540              32,148
     Capital leases                                                                     33,646              11,805
                                                                                 -------------       -------------
          Total long-term liabilities                                                   75,186              43,953

 Stockholders' equity
     Common stock, no par value, authorized 9,000,000 shares,
         issued 4,131,324 and 4,131,324                                              5,518,431           5,518,431
     Retained earnings (deficit)                                                    (4,727,146)         (9,710,386)
                                                                                 -------------       -------------
          Total stockholders' equity (deficit)                                         791,285          (4,191,955)
                                                                                 -------------       -------------
                                                                                 $  19,450,685       $  18,424,415
                                                                                 -------------       -------------

See accompanying note to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                              Nine Months Ended                 Three Months Ended
                                                                September 30,                      September 30,
                                                            ---------------------             ----------------------
                                                            1996             1997             1996              1997
                                                            ----             ----             ----              ----
 Restaurant revenue                                    $ 25,207,049     $ 19,394,323     $  8,346,239      $  5,742,055
 Restaurant royalties                                       154,599           92,438           56,180            38,304
 Express royalties and fees                                       -          242,888                -           140,131
 Administrative fees and other                              173,148          126,516           30,647             3,933
                                                       ------------     ------------     ------------      ------------
      Total revenue                                      25,534,796       19,856,165        8,433,066         5,924,423


 Restaurant operating expenses:
     Cost of revenue                                      4,805,084        4,088,086        1,496,318         1,291,207
     Salaries and wages                                   8,245,459        7,074,841        2,763,536         2,066,213
     Rent                                                 2,248,265        1,891,956          758,388           551,618
     Advertising                                          1,556,715          969,679          416,961           287,117
     Other                                                6,171,920        4,301,150        2,096,904         1,177,822

 Depreciation and amortization                              893,036          840,325          297,292           259,435
 Express operating expenses                                       -          118,340                -            35,928
 General and administrative                               1,807,121        2,083,166          614,153           629,479
 Cost of attempted acquisition and equity
     offering                                               768,389                -                -                 -
 Restructuring costs                                              -        5,159,836                -                 -
                                                       ------------     ------------     ------------      ------------
          Operating income (loss)                          (961,193)      (6,671,214)         (10,486)         (374,396)

 Interest and other expense                               1,199,233          880,426          436,591            80,831
                                                       ------------     ------------     ------------      ------------

 Income (loss) before income taxes                       (2,160,426)      (7,551,640)        (477,077)         (455,227)

 Income taxes (benefit)                                    (756,149)      (2,568,400)        (156,477)         (155,600)
                                                       ------------     ------------     ------------      ------------

 Net income (loss) before loss on
   discontinued operations                               (1,404,277)      (4,983,240)        (290,600)         (299,627)

 Loss on discontinued operations                             48,750                -                -                 -
                                                       ------------     ------------     ------------      ------------

 Net income (loss)                                     $ (1,453,027)    $ (4,983,240)    $   (290,600)     $   (299,627)
                                                       ------------     ------------     ------------      ------------

 Net income (loss) per share before
   discontinued operations                             $       (.34)    $      (1.21)    $       (.07)     $       (.07)
                                                       ------------     ------------     ------------      ------------

 Net income (loss) per share                           $       (.35)    $      (1.21)    $       (.07)     $       (.07)
                                                       ------------     ------------     ------------      ------------

 Weighted average number of common
   shares outstanding                                     4,131,324        4,131,324        4,131,324         4,131,324


See accompanying note to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           -------------------------
                                                                                           1996                 1997
                                                                                           ----                 ----
 OPERATING ACTIVITIES
 --------------------
     Net income (loss)                                                                $ (1,453,027)        $ (4,983,240)
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                      982,124              840,325
        Restructuring costs                                                                      -            4,753,384
        Deferred federal income taxes                                                            -           (2,560,436)
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                           (38,311)            (274,536)
             Inventory                                                                     (82,929)              54,178
             Prepaid expenses                                                             (348,634)            (609,965)
             Other assets                                                                 (249,975)              96,818
         Increase (decrease) in:
             Accounts payable and other current liabilities                                459,361              638,830
             Deferred franchise fee                                                              -               65,000
                                                                                      ------------         ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (731,391)          (1,979,642)


 INVESTING ACTIVITIES
 --------------------
     Purchase of fixed assets                                                             (696,060)            (567,469)
                                                                                      ------------         ------------

         NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES                                                                    (696,060)            (567,469)


 FINANCING ACTIVITIES
 --------------------
     Proceeds from borrowing                                                             1,585,081            2,814,767
     Principal payments on long-term debt and capital lease obligations                   (259,644)            (281,233)
                                                                                      ------------         ------------

         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                                                   1,325,437            2,533,534
                                                                                      ------------         ------------

 INCREASE (DECREASE) IN CASH                                                              (102,014)             (13,577)

         Cash at beginning of period                                                       229,462               74,502
                                                                                      ------------         ------------

         Cash at end of period                                                        $    127,448         $     60,925
                                                                                      ------------         ------------



See accompanying note to condensed consolidated financial statements.

                     Noble Roman's, Inc. and Subsidiaries
             Note to Condensed Consolidated Financial Statements
                                 (unaudited)



1.      SUBSEQUENT EVENTS

        On November 19, 1997, Noble Roman's, Inc. ("Noble Roman's" or the "Company") entered into an amended and restated credit agreement with The Provident Bank, its principal lender. The new agreement provides for the reduction of previously outstanding debt from approximately $16,900,000 to $11,000,000, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December, 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provides for a new loan in the amount of $2,580,000 due in December, 2000 with interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2,800,000 shares of the Company's common stock with an exercise price of $.01 per share. Pursuant to entering into the amended and restated credit facility, the Company issued warrants to purchase an aggregate of 1,000,000 shares of common stock to certain executive officers, with an exercise price of $.40 per share.

2.      RESTRUCTURING COSTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Nine-month and three-month periods ended September 30, 1996 and 1997

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. As noted, certain items are shown as a percentage of restaurant revenue.

                                                            Nine Months Ended             Three Months Ended
                                                               September 30,                  September 30,
                                                           --------------------           -------------------
                                                           1996            1997           1996           1997
                                                           ----            ----           ----           ----
 Revenue:
     Restaurant revenue                                    98.7%           97.7%          99.0           96.9%
     Restaurant royalties                                    .6              .5             .7             .6
     Express royalties and fees                               -             1.2              -            2.4
     Administrative fees and other                           .7              .6             .3             .1
                                                          -----           -----          -----          -----
                                                          100.0           100.0          100.0          100.0

 Restaurant operating expenses (1):
     Cost of revenue                                       19.1            21.1           17.9           22.5
     Salaries and wages                                    32.7            36.5           33.1           36.0
     Rent                                                   8.9             9.8            9.1            9.6
     Advertising                                            6.2             5.0            5.0            5.0
     Other                                                 24.5            22.2           25.1           20.5
 Depreciation and amortization                              3.5             4.2            3.5            4.4
 Express operating expense                                   -               .6             -              .6
 General and administrative                                 7.1            10.5            7.3           10.6
 Loss from withdrawn acquisition and offering
  and restaurants closed in 1987                            3.0              -              -              -
 Restructuring costs                                         -             26.0             -              -
                                                          -----           -----          -----          -----
         Operating income (loss)                           (3.8)          (33.6)           (.1)          (6.3)

 Interest                                                   4.7             4.4            5.2            1.4
                                                          -----           -----          -----          -----

         Income (loss) before income taxes                 (8.5%)         (38.0%)         (5.3%)         (7.7%)


(1)  As a percentage of restaurant revenue.


During the second quarter of 1997 the Company implemented a plan which management believes will improve its stores' profitability by restructuring its operations. This included closing 19 restaurants and selling four others to a franchisee pursuant to a franchise agreement. The Company currently owns 48 full-service restaurants, has 11 full service franchised restaurants and 45 franchised Express locations. The decision to close and sell certain restaurants was made because some of the restaurants were operating at a loss, some were marginally profitable and others were competing in market areas where the Company operates newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action also allowed the Company to consolidate management and supervision in the remaining restaurants. The Company reported a loss of $5.2 million from this restructuring as a result of writing off the carrying value of equipment, leasehold improvements, other assets and accruing for estimated losses and ongoing expenses relating to those closed restaurants.

Total revenue decreased $5.7 million, or 22.2%, and $2.5 million, or 29.7%, for the nine-month and three-month periods ended September 30, 1997, respectively, compared to corresponding periods in 1996. The principal reason for the decrease was the closing of 19 restaurants in the second quarter of 1997 and the sale of four others to a franchisee. In addition, the decreases were partially the result of same store sales declines which were 8.7% and 11.5% for the nine-month and three-month periods ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The Company continues to market its Express concept whereby franchisees operate a Noble Roman's Pizza Express operation in non-traditional restaurant locations including convenience stores, other retail outlets, schools and recreational facilities. The Company currently has 45 Pizza Express franchised locations. Royalties and fees from the Express operations were $242,900 and $140,100 for the nine-month and three-month periods ended September 30, 1997 compared to none in 1996.

Cost of revenue as a percentage of restaurant revenue increased from 19.1% and 17.9% to 21.1% and 22.5% for the nine-month and three-month periods ended September 30, 1996 and 1997, respectively. These increases were primarily the result of a change in method of recording many of the specials at net sales price rather than gross sales plus discounts and higher discounts to the menu price in an effort to rebuild customer count.

Salaries and wages increased as a percentage of restaurant revenue from 32.7% and 33.1% to 36.5% and 36.0% for the nine-month and three-month periods ended September 30, 1996 and 1997, respectively. These increases were the result of additional staffing to accommodate increased customer count from a discount promotion, same store sales declines, inefficiencies in scheduling as a result of inexperienced store level management, and a more competitive labor market resulting in higher average wage rates.

General and administrative expenses as a percentage of total revenue increased from 7.1% and 7.3% to 10.5% and 10.6% for the nine-month and three-month periods ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to additional supervision cost in the first quarter and to the decline in total revenue in the second and third quarters. As a result of the restructuring plan, the Company has reduced its general and administrative expenses.

Operating income (loss) decreased from a loss of $961,200 and a loss of $10,500 to a loss of $6.7 million and $374,400 during the nine-month and three-month periods ended September 30, 1996 and 1997, respectively. The primary reason for greater loss in 1997 was the restructuring cost of $5.2 million recorded in the second quarter.

Interest and other expense decreased from $1.2 million to $880,000 and decreased from $437,000 to $81,000 for the nine-month and three-month periods ended September 30, 1996 and 1997, respectively. Interest expense has not been accrued for a portion of 1997 because the interest was forgiven as a part of the financial restructuring discussed below under "Liquidity and Capital Resources."

Net income (loss) decreased from losses of $1.5 million and $290,600 to $5.0 million and $299,627 during the nine-month and three-month periods ended September 30, 1997, respectively. The increase in the net loss was primarily the result of the restructuring costs recorded in the second quarter of 1997.

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

Management has sought to improve operations with the ongoing addition of new management and supervisory personnel, extensive training, the implementation of better controls and the restructuring plan completed in the second quarter of 1997 which included closing and selling a portion of its restaurants and concentrating its efforts and management personnel on the remaining restaurants. In addition, the Company began franchising Noble Roman's Pizza Express in December, 1996 and by year-end 1997 expects to have approximately 50 units in operation. Based upon market reaction to date, the Company believes that its Pizza Express concept offers significant growth potential in 1998. The Company earns approximately $5,500 in fees and commissions for each new unit opened and also receives weekly royalty payments equal to 7% of sales generated by each unit open.

On November 19, 1997, the Company entered into an amended and restated credit agreement with The Provident Bank, its principal lender. The new agreement provides for the reduction of previously outstanding debt from approximately $16.9 million to $11 million, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December, 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provides for a new loan in the amount of $2.6 million due in December, 2000 with interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2.8 million shares of common stock with an exercise price of $.01 per share. Pursuant to entering into the amended and restated credit facility, the Company issued warrants to purchase an aggregate of 1.0 million shares of common stock to certain executive officers with an exercise price of $.40 per share. Proceeds from the new loan were primarily for working capital and existing restaurant upgrades.

Based upon the amendments to the credit agreement, planned improvements in its existing full-service restaurants and the planned growth in the new franchised Express business, management believes the Company will generate sufficient cash flow to meet its obligations and to carry out its current business plan. Currently, the Company anticipates that its capital requirements in 1998 will be approximately $500,000 for improvements to its existing full-service restaurants. The Company also anticipates that most of its growth during 1998 will be generated from franchising of its new Express concept.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.   OTHER INFORMATION.

        Exhibit A.   Proforma Balance Sheet as of September 30, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 10.  Amended and Restated Credit Agreement
        Exhibit 27.  Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NOBLE ROMAN'S, INC.


                                                /s/ Paul W. Mobley
Date:   December 12, 1997                       -----------------------------
        -------------------                     Paul W. Mobley, President
                                                (Principal Executive Officer)

                                                /s/ Mitchell E. Katz
Date:   December 12, 1997                       -----------------------------
        -------------------                     Mitchell E. Katz
                                                (Chief Financial Officer)

                                  EXHIBIT A


                             NOBLE ROMAN'S, INC.
                CONDENSED CONSOLIDATED PROFORMA BALANCE SHEET
                                 (UNAUDITED)



The following condensed consolidated proforma balance sheet as of September 30, 1997 has been derived from the unaudited consolidated financial statements
of Noble Roman's, Inc.   For the purpose of the proforma, this condensed
consolidated proforma balance sheet gives effect to the amended and restated credit agreement with The Provident Bank, its principal lender, as of November 19, 1997 and the application of proceeds therefrom as if such transaction had occurred as of September 30, 1997. The amended and restated agreement provides for the reduction of previously outstanding debt from approximately $16.9 million to $11 million, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of such debt extended to December, 2001, with principal payments beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provides for a new loan in the amount of $2.6 million due in December, 2000 with interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2.8 million shares of common stock with an exercise price of $.01 per share. Proceeds from the new loan were primarily for working capital and existing restaurant upgrades.

                                  EXHIBIT A

                PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997
                                (In Thousands)

                                                                                Proforma Adjustments
                                                          Unaudited      --------------------------------------          Proforma
                                                           9/30/97          Debit                 Credit                  9/30/97
                                                          ---------         -----                 ------                 --------
  ASSETS
  Current Assets:
      Cash                                              $    60,925       2,580,000   (1)       2,262,000   (2)       $    378,925
      Other Current Assets                                1,713,811                               125,300   (3)          1,588,511
                                                        -----------                                                   ------------
      Total Current Assets                                1,774,736                                                      1,967,436

  Property and equipment                                  6,819,609                                                      6,819,609
  Deferred tax assets                                     2,560,436         874,768   (4)         804,922   (5)          2,630,282
  Costs in excess of assets acquired                      6,269,693                                                      6,269,693
  Other assets                                              999,941         205,300   (3)         605,889   (6)            599,352
                                                        -----------                                                   ------------
  TOTAL ASSETS                                          $18,424,415                                                    $18,286,372
                                                        ===========                                                   ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
      Accounts payable and accrued expenses            $  4,384,277         875,000   (2)                             $  3,509,277
      Current portion of long-term debt                  16,816,140      16,773,308   (7)                                   42,832
      Deferred franchise fees                                65,000                                                         65,000
      Payroll and sales tax                               1,307,000       1,307,000   (2)                                        0
                                                        -----------                                                   ------------
      Total Current Liabilities                          22,572,417                                                      3,617,109

  Long-term Debt:
      Long-term liabilities - other                          43,953                                                         43,953
      Subordinated - note payable                                 0       5,773,308   (7)      16,773,308   (7)         11,000,000
      Senior - note payable                                       0                             2,580,000   (1)          2,580,000
                                                        -----------                                                   ------------
                                                             43,953                                                     13,623,953

      Common stock                                        5,518,431                             2,800,000   (7)          8,318,431
      Retained earnings (deficit)                        (9,710,386)                            2,437,265 (4)(5)(6)(7)  (7,273,121)
                                                        -----------                                                   ------------
      Total Stockholders' Equity (deficit)               (4,191,955)                                                     1,045,310
                                                        -----------                                                   ------------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $18,424,415                                                    $18,286,372
                                                        ===========                                                   ============

(1)      New loan in the amount of $2,580,000.
(2) Use of proceeds from new loan to reduce accounts payable and payroll and sales taxes payable.
(3)      Recognition of certain financing costs as other assets.
(4)      Reversal of valuation allowance for deferred tax assets.
(5)      Recognition of tax liability arising from the transaction.
(6) Recording the expense of unamortized financing costs from prior loan agreement.
(7) Reduction of previously outstanding net debt from $16,773,308 to $11,000,000, issuance of stock warrants and recognition of the gain on the forgiveness of debt.