Form 10-K405
period 1997-12-31
NOBLE ROMANS INC
filed 1998-11-05
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to____.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                      $3,479,566 as of September 18, 1998

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
           4,131,324 shares of common stock as of September 18, 1998


Documents Incorporated by Reference:  None

                              NOBLE ROMAN'S, INC.
                                   FORM 10-K
                          Year Ended December 31, 1997

                               Table of Contents


Item #
in Form 10-K                                                                Page
                                     PART I

1.   Business                                                                  3
2.   Properties                                                                8
3.   Legal Proceedings                                                         9
4.   Submission of Matters to a Vote of Security Holders                       9

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters    10
6.   Selected Financial Data                                                  11
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                  12
8.   Financial Statements and Supplementary Data                              20
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                   33

                                    PART III

10.  Directors and Executive Officers of the Registrant                       33
11.  Executive Compensation                                                   34
12.  Security Ownership of Certain Beneficial Owners and Management           36
13.  Certain Relationships and Related Transactions                           37

                                    PART IV

14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K         38

                                     PART I


ITEM  1.  BUSINESS

GENERAL INFORMATION
-------------------

Noble Roman's, Inc. ("the Company") sells franchises of Noble Roman's Pizza Express ("Express") and operates casual dining restaurants that specialize in serving high quality pizza. The Noble Roman's system currently includes 57 full-service restaurants and approximately 155 franchised Express units selling Noble Roman's pizza, breadsticks and related products in Indiana, Ohio, Michigan, Illinois and Kentucky. The Company seeks to differentiate its full-service restaurants from other pizza restaurants by offering a broader selection (three crust styles and 31 toppings) of superior tasting pizza products at menu prices comparable to "ordinary pizza" and differentiates Express by offering the same high quality pizza with a very simple to operate and cost effective system. The Company seeks to reach a diverse customer base by offering a casual dining atmosphere in addition to a quick service menu at lunch, and carry-out, drive-thru and delivery service all day in its full-service restaurants and quick service ("grab and go") and convenience for the Express customer. A majority of the Company's full-service restaurants are in free-standing Northern Italian style buildings. The Express restaurants are located in convenience stores, grocery stores, universities and other retail outlets.


NOBLE ROMAN'S PIZZA EXPRESS

The Company developed and began to offer the Express concept in early 1997 to capitalize on its full-service products but with minimal labor requirements in the new, rapidly growing distribution channel of non-traditional locations. The Company developed a process whereby its high quality, superior tasting pizzeria products could be produced, distributed and prepared very simply in non-traditional locations with an end product virtually indistinguishable from its full-service products. Currently, the Company has approximately 155 franchised Express units in operation with approximately 70 additional franchises sold and scheduled to be opened over the next several months. Discussions and negotiations are ongoing with many other parties for additional franchise locations. The Company is aggressively pursuing the expansion of its Express business.

The Express concept is simple and inexpensive to operate, has a low investment cost for the franchisee (approximately $32,000 each), low cost of sales (approximately 25% at recommended retail prices), simple product procedures, and low staffing requirements. The system is fast and convenient for customers and features fresh-baked, great tasting individual and large pizzas and breadsticks for which the Company has developed brand awareness since 1972. The Express units sell pizza, breadsticks and related products in approximately 100 square feet of existing facilities such as convenience stores, grocery stores, educational facilities, hotels, recreational facilities, hospitals, airports and other retail outlets. Because the Express units fit in existing facilities it is possible to open a unit within three weeks or less from the time the franchise is sold.

The 155 franchised units now open are in Indiana, Kentucky, Ohio, Illinois and Michigan with near term openings scheduled in other areas of the Midwest. Potential franchisees from other parts of the country have indicated interest in the Express concept.

The Express concept currently consists of two styles of 14" pizzas made to order from a choice of 11 toppings, a 6" pizza for "grab and go", two hot sandwiches, a cinnamon round and pan one omelet and three sandwiches for breakfast . A new program has just been made available to the Franchisees to more appropriately merchandise the breakfast products which previously have not been fully merchandised.

To accommodate the demand from morning customers, the Company has increased the menu by developing three breakfast sandwiches. The sandwiches come in a prepared state so they are simply assembled and run through the pizza oven and placed on the warmer for "grab and go". Both the new and the existing breakfast products are now being merchandised in logo wrapped warmer placed on the coffee bar for a serve yourself, quick and convenient breakfast. The coffee bar in a convenience store is a very high traffic area during early morning. There is little, if any, additional overhead to the Company from this addition.

The Company is developing an Italian sub-sandwich program. The sandwich products are already developed. To complete the program the Company is currently designing a cold merchandising kiosk for sub sandwiches similar to the hot merchandiser for pizza. The Company plans to make this available to its existing franchisees in approximately two months. When complete it will be available for new franchisees from that point forward.

The Company is in the process of developing a pizza product for a take-n-bake pizza based on its existing Express product. Development of the product is close to completion. When complete, the Company intends to design a tall Noble Roman's identifiable display case to merchandise the product in heavy traffic areas of convenience and grocery stores. The goal is to have this product available before the end of 1998. Many of the Company's existing franchisees and potential franchisees have requested the development of this product.

The Company believes there is an opportunity to replace eating facilities in office complexes, factories, hospital and dormitories with the Express units. The existing pizza program and the newly developed Italian sub sandwiches will serve as a base for this program. The Company plans to develop pasta dishes and cold salads to add to the total product mix available in order to attempt to capture a share of this market.

SUMMARY OF BUSINESS STRATEGY - EXPRESS
--------------------------------------

The Company plans to grow aggressively by expanding its Express franchise business. The Company's business strategy for expansion of its Express franchise business includes the following principal elements:

- Continue to add units with direct franchises in convenience stores, grocery stores, universities, hotels, airports, hospitals and some stand alone units.

- Introduce, in October 1998, an expanded breakfast menu with enhanced merchandising in existing Express units and include as part of the program for new units.

- Introduce the cold Italian sub sandwich program, with related merchandising, by November 1998 to existing units and include as a part of the program for new units.

- Introduce the take-n-bake pizza product, with appropriate merchandising, before the end of 1998. This concept will be optional for existing grocery and convenience store franchisees and may also be sold as a separate program to grocery and convenience stores who are not a franchisee for the standard Express program.

- Develop, by mid-1999, the necessary menu variety for the Express program to attempt to replace existing eating facilities in office complexes, factories, hospitals and dormitories.

- Sell co-branding agreements to other restaurant chains whereby the Express would become a second brand in other established restaurant chains.

- Sell Area Development Agreements to area developers. The Company plans to sell for a development fee to area developers, territories for development whereby the developer would receive a portion of the fees and undertake ongoing service responsibilities.


FULL SERVICE RESTAURANTS

The Company's 48 owned and 9 franchised full-service restaurants are located primarily in Indiana. The Company's emphasis is on increasing same store sales in its full-service restaurants by improving customer service through management stability, training and upgrading dining room appeal by redecorating its dining rooms.

The Company's full-service restaurants specialize in high-quality pizza with the emphasis on taste, crust and topping variety with menu prices targeted to be comparable to "ordinary pizza". The menu features a choice of three crust styles: The Hand-Tossed Round, a round crust hand-tossed to order using traditional tossing techniques; the Monster(R), an extra-thick pan pizza made with 50% more topping and 50% more cheese; and the Deep-Dish Sicilian, a thick but light and airy crust pizza baked with olive oil in an old-fashioned, rectangular pan to produce crispy, caramelized edges. Of total pizzas sold, Hand-Tossed Round represents approximately 60%, Deep-Dish Sicilian approximately 25% and Monster pizzas approximately 15%. The Company offers 31 toppings. Another signature product for the Company is Breadsticks, hand-rolled and fresh-baked throughout the day. Breadsticks account for approximately 15% of food sales.

In 1997, pizza and breadsticks accounted for approximately 88% of restaurant revenue. The average check at Noble Roman's for lunch and dinner for 1997 was approximately $6.00 (serving approximately one to two patrons) and $13.00 (serving approximately three to four patrons). Lunch sales accounted for approximately 30% of restaurant revenue and carry-out and delivery accounted for approximately 45% of restaurant revenue for 1997.

Noble Roman's marketing strategy is niche oriented and attempts to leverage the Company's reputation for superior product quality. The marketing strategy stresses taste, quality, choice, value and casual dining all at a price comparable to "ordinary" pizza. The Company attempts to create value by offering superior products and service at competitive prices. To communicate this message to the public, the Company utilizes point-of-purchase material in addition to electronic and print media.

Recognizing that families are an important element of the Company's target market, the Company directs part of its marketing efforts toward children. The Noble Roman's Pizza Monster (R), a big purple and blue hairy creature, makes appearances in commercials, restaurants, local community functions and parades. Nearly all restaurants have viewing windows with platforms where customers can view the entire kitchen activity, including pizza makers who toss the pizza dough by hand. The Company also markets special "Kid Parties" which allow groups of youngsters to tour the restaurant and try their hand at tossing pizzas.

In 1997, the Company also began a test and gradual roll-out of a remodeled interior and exterior for its Company-operated facilities. The remodel features bright new colors on the exterior, and soft, Mediterranean colors on the inside. Banks of television monitors connected to a digital broadcast or cable system with booth controlled volume enhance entertainment as does "butcher" paper and crayons provided at each table. The interior is further enhanced with greenery, plaster busts, arches and columns, and brightly painted murals by a local artist. The purpose of the remodel program is to maintain the freshness of the concept and enhance the appeal of the dining experience for all customers.


RECENT HISTORY

From 1987 through 1994 the Company reported improving results each year and the number of Company-owned restaurants grew from 14 to 71. Same store sales increased every quarter during that period.

During 1995 and 1996, the Company attempted a major acquisition of a 187-unit pizza restaurant chain operating in seven states in the Northeast as a part of a strategic decision to acquire and consolidate other regional chains. For a number of reasons this attempted acquisition failed, despite senior management devoting substantially all of its attention to that attempt for a period of almost 18 months. As the Company's focus was increasingly on the acquisition transaction, the Company's primary market was, as a result of several demographic/consumption trends, targeted for expansion by a large number of mid-scale dining chains for expansion. At the same time, the unemployment rates in the Company's labor markets were approaching record lows. The Company's personnel were aggressively recruited by these outside chains. Simultaneously, senior management, due to the acquisition transaction, were unable to participate in daily operations.

As a result, the Company experienced dramatic turnover and was unable to stabilize its staffing levels through ordinary recruiting efforts. The resulting turnover and short-staffing had a material adverse effect on operational results generally, and specifically on service standards and cost controls. As a result, sales and margins declined. Further, the management turnover, short labor supply and negative press made it extremely difficult for the Company to overcome its staffing problem and these events led to further turnover. The full-service restaurants are very labor intensive to operate.

As a result of the above referenced problems, the Company suffered serious losses and defaulted on its loan agreement with its primary lender. As a part of its turn-around strategy, in May 1997, the Company closed 19 of its restaurants and sold four others to consolidate the remaining management, increased efforts to recruit personnel and undertook an extensive training program. Because of the very competitive labor market, the hiring and training process took more than a year. In November 1997, the Company negotiated a debt restructuring with its primary lender, The Provident Bank, whereby the lender agreed to: reduce the Company's outstanding debt by over $7 million; loan the Company an additional $2.6 million; give the Company a grace period until December 1, 1998 without either having to accrue or pay interest on the old portion of the debt; extend the term of the debt until December 2001 with no principal payments until December 1998; make principal payments after December 1998 variable depending on available cash flow; and fix the interest rate on the old debt at 8% per year commencing December 1998. These arrangements were made in exchange for a warrant to buy 2.8 million shares of Noble Roman's stock at a price of $.01 per share.

After completing the restructuring of the Company's credit facilities with Provident Bank and a restructuring of management, in November 1997, including the appointment of Scott Mobley as President, Wade Shanower as Vice President of Operations and Troy Branson as Vice President of Franchising the Company began an aggressive long-term turnaround strategy based on five primary elements: (1) build morale, aggressively recruit management talent, and improve all levels of management training; (2) re-focus the Company's culture of strict cost controls toward an emphasis on improved customer service; (3) improve the Company's product advantages creating even larger differentiations; (4) re-focus attention on control systems; and (5) integrate all steps and increase marketing and sales building efforts.

On August 13, 1998, the Company obtained additional financing from its primary lender in the amount of $2 million. This financing was in the form of a loan due in December 2001 and bears interest at 2 1/2% over prime payable monthly. The Bank received a warrant to purchase an additional 750 thousand shares of the Company's stock at $.01 per share in exchange.

COMPETITION
-----------

The restaurant industry, both full-service and Express, is intensely competitive with respect to price and levels of product promotions, service, location and food quality. The Company competes with local, regional and national pizza chains, casual dining and fast food restaurants. The Company also competes with all restaurants in its markets for site locations, management and hourly employees. A significant change in pricing or other business strategies by one or more of the Company's competitors, including an increase in the number of restaurants in the Company's territories, could have an adverse impact on the Company's results of operations. The Company competes primarily on the basis of product quality, service, and restaurant atmosphere.

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

EMPLOYEES
---------

As of September 30, 1998, the Company employed approximately 1,225 persons. Of these, approximately 40 were engaged in various executive and administrative functions, and the remaining employees were engaged in restaurant operations, approximately 150 of which are full-time with the balance being part-time. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

TRADEMARKS AND SERVICE MARKS
----------------------------

The Company owns several trademarks and service marks. Many of these, including the NOBLE ROMAN'S (R), the MONSTER (R) and PAN ONE (R), are registered with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and are important to its marketing efforts.

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


ITEM 2.   PROPERTIES

The following table shows the location of the 48 Company-owned restaurants.

     Location                                                         Total
     --------                                                         -----

     Bloomington, Indiana...........................................     4
     Columbus, Indiana..............................................     2
     Evansville, Indiana............................................     6
     Indianapolis, Indiana (Metropolitan Area)......................    25
     Jasper, Indiana................................................     1
     Lafayette, Indiana.............................................     2
     Marion, Indiana................................................     1
     Martinsville, Indiana..........................................     1
     Muncie, Indiana................................................     1
     New Castle, Indiana............................................     1
     Noblesville, Indiana...........................................     1
     Owensboro, Kentucky............................................     1
     Peru, Indiana..................................................     1
     Terre Haute, Indiana...........................................     1

These restaurants are all located on leased property. The restaurant leases expire on dates ranging from 1998 to 2015, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some call for additional rental based on sales volumes. Most of the leases require the Company to maintain insurance on the property and pay the cost of insurance and taxes. The Company leases two of its restaurant properties from related parties. The Company believes that both such leases are on terms no less favorable to the Company than from the unaffiliated persons.

The Company's headquarters is located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December 2002.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond what has been provided for in its financial statements.

Legal proceedings against the Company which have not been reserved for include REH Acquisition, Ltd. versus Noble Roman's, Inc. and The Provident Bank., filed July 20, 1998 in the United States District Court for the Southern District of New York. The complaint alleges that the company breached agreements entered into with the Plaintiff to seek to fund and restructure the company's bank debt. The Company believes this case is without merit, denies any liability and will defend vigorously.

U.S. Department of Labor has proposed penalty assessments for alleged violations of child labor laws in 1995 and 1996. The Company asserts the alleged violations, if any, were beyond the statute of limitations and denies any liability. The Company is currently appealing to an administrative law judge and will defend vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included on Nasdaq "Electronic Bulletin Board" and trades under the symbol "NROM".

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                 1996                    1997                  1998
                                 ----                    ----                  ----
     Quarter Ended:         High        Low        High        Low        High        Low
                            ----        ---        ----        ---        ----        ---
     March 31            $ 5 1/8      2 1/2     $ 3 1/8      1 1/2         7/8        5/8
     June 30               5 1/8      4 1/2       1 5/8        1/4     1 31/32        5/8
     September 30          3 1/4      1 7/8           1        3/8     1 17/32      1 1/8
     December 31           2 1/4      1 3/8      1 5/16      13/32



As of September 18, 1998, the Company believes there were approximately 400 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

The Company's current credit facility prohibits the Company from paying dividends or shareholder distributions.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share data and number of restaurants)

                                                                                       Year Ended December 31,
                                                                  ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                       1993          1994          1995          1996         1997
                                                                    ----          ----          ----          ----         ----
Restaurant revenue                                                $ 24,008      $ 29,825      $ 33,325      $ 33,854     $ 25,369
Restaurant royalties                                                   392           233           212           189          133
Express royalties and fees                                               -             -             -             -          524
Other                                                                  169           403           358           196           79
                                                                  --------      --------      --------      --------     --------
Total revenue                                                       24,569        30,461        33,895        34,239       26,105
Restaurant operating expenses:
  Cost of revenue                                                    4,610         5,648         6,065         6,421        5,429
  Salaries and wages                                                 7,061         8,880        10,242        11,121        9,251
  Rent                                                               2,062         2,390         2,735         3,040        2,455
  Advertising                                                        1,121         1,570         2,200         2,362        1,320
  Other                                                              5,364         6,683         7,907         8,146        5,639
Depreciation and amortization                                          844         1,092         1,334         1,488        1,076
Express operating expenses                                               -             -             -             -          220
General and administrative                                           1,666         1,785         1,951         2,834        2,816
Financing and acquisition costs                                          -            65           112           881            -
Loss associated with restaurants closed in 1987                          -             -             -           673            -
Restructuring costs                                                      -             -             -             -        6,529
                                                                  --------      --------      --------      --------     --------
Operating income (loss)                                              1,841         2,348         1,350        (2,727)      (8,632)
Interest                                                             1,035         1,088         1,287         1,794          996
                                                                  --------      --------      --------      --------     --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle and extraordinary item                                     806         1,260            64        (4,521)      (9,627)
Income taxes (benefit)                                                  89           489            39          (640)      (4,148)
                                                                  --------      --------      --------      --------     --------
Income (loss)before cumulative effect of change in accounting
  principle and extraordinary item                                $    717      $    771      $     24      $ (3,881)    $ (5,479)
                                                                  --------      --------      --------      --------     --------
Cumulative effect of change in accounting
  principle net of tax benefit of $58                                    -             -          (114)            -            -
Extraordinary item net of tax benefit of $64 in 1995 and tax
  expense of $804 in 1997                                                -             -          (110)            -        1,563
                                                                  --------      --------      --------      --------     --------
    Net income (loss)                                             $    717      $    771      $   (200)     $ (3,881)    $ (3,917)
                                                                  --------      --------      --------      --------     --------
Weighted average number of
  common shares                                                      3,704         3,993         4,008         4,131        4,533
Income (loss) per share before cumulative effect
  of change in accounting principle and
  extraordinary item                                              $    .19      $    .19      $    .01      $   (.94)    $  (1.21)
                                                                  --------      --------      --------      --------     --------
Cumulative effect of change in accounting
  principle per share                                                    -             -          (.03)            -            -
Extraordinary item per share                                             -             -          (.03)            -          .35
                                                                  --------      --------      --------      --------     --------
    Net income (loss) per share                                   $    .19      $    .19      $   (.05)     $   (.94)    $   (.86)
                                                                  --------      --------      --------      --------     --------
RESTAURANT DATA:
Average sales per restaurant                                           603           635           647           630          560
Percentage change in comparable
  sales from prior year                                                  4%            6%            2%           -5%          -9%
Company-owned restaurants open at year-end                              52            64            70            71           48
Express franchises open at year-end                                      -             -             -                         46
BALANCE SHEET DATA:
Working capital (deficit)                                         $    220      $    (40) $       (827)     $(16,251)      (3,510)
Total assets                                                        15,454        18,205        20,004        19,451       18,205
Long-term obligations                                                9,466        11,193        11,891        12,561       13,611
Stockholders' equity (deficit)                                    $  3,413      $  4,155       $ 4,613      $    791     $   (325)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------

From 1987 through 1994 the Company reported improving results each year and the number of Company-owned restaurants grew from 14 to 71. Same store sales increased every quarter during the period.

During 1995 and 1996, the Company attempted a major acquisition of a 187-unit pizza restaurant chain operating in seven states in the Northeast as a part of a strategic decision to acquire and consolidate other regional chains. For a number of reasons this attempted acquisition failed, despite senior management devoting substantially all of its attention on that attempt for a period of almost 18 months. As the Company's focus was increasingly on the acquisition transaction, the Company's primary market was, as a result of several demographic/consumption trends, targeted for expansion by a large number of mid-scale dining chains for expansion. At the same time, the unemployment rates in the Company's labor market were approaching record lows. The Company's personnel were aggressively recruited by these outside chains. Simultaneously, senior management, due to the acquisition transaction, were unable to participate in daily operations.

As a result, the Company experienced dramatic turnover and was unable to stabilize its staffing levels through ordinary recruiting efforts. The resulting turnover and short-staffing had a material adverse effect on operational results generally, and specifically on service standards and cost controls. As a result, sales and margins declined. Further, the management turnover, short labor supply and negative press made it extremely difficult for the Company to overcome its staffing problem and, moreover, these events actually led to further turnover. The full-service restaurants are very labor intensive to operate.

As a result of the above referenced problems, the Company suffered serious losses and defaulted on its loan agreement with its primary lender. As a part of its turn-around strategy in May 1997, the Company closed 19 of its restaurants and sold four others at a loss to consolidate the remaining management, increased efforts to recruit personnel and implemented an extensive training program. Because of the very competitive labor market the hiring and training process took more than a year. The Company reported a cost of $6.4 million in 1997 from this restructuring, representing the undepreciated cost of equipment and leasehold improvements for the restaurants closed and sold as a part of the restructure, losses on the closed restaurants, an accrual for estimated future expenses on closed properties including future rent, equipment moving expense, legal costs and a write down of various assets including accounts and notes receivable, prepaid assets and other assets.

In November 1997, the Company negotiated a debt restructuring with its primary lender, The Provident Bank, whereby the lender agreed to: reduce the Company's outstanding debt by over $7 million; loan the Company an additional $2.6 million; give the Company a grace period until December 1998 without either having to accrue or pay interest on the old portion of the debt; extend the term of the debt until December 2001 with no principal payments until December 1998; make principal payments after December 1998 variable depending on available cash flow; and fix the interest rate on the old debt at 8% per year commencing December 1998. These arrangements were made in exchange for a warrant to buy 2.8 million shares of Noble Roman's stock at a price of $.01 per share.

After completing the restructuring of the Company's credit facilities with Provident Bank and a restructuring of management, including the appointment of Scott Mobley as President, Wade Shanower as Vice President of Operations and Troy Branson as Vice President of Franchising, in November 1997, the Company began an aggressive long-term turnaround strategy based on five primary elements: (1) build morale, aggressively recruit management talent, and improve all levels of management training; (2) re-focus the Company's culture of strict cost controls toward an emphasis on improved customer service; (3) improve the Company's product advantages creating even larger differentiations; (4) re-focus attention on control systems; and (5) integrate all steps and increase marketing and sales building efforts.

On August 13, 1998, the Company obtained additional financing from its primary lender in the amount of $2 million. This financing was in the form of a loan due in December, 2001 and bears interest at 2 1/2% over prime payable monthly. The Bank received a warrant to purchase an additional 750 thousand shares of the Company's stock at $.01 per share in exchange.

The Company plans to grow aggressively by expanding its Express franchise business. The Company's business strategy for expansion of its Express franchise business includes the following principal elements:

- Continue to add units with direct franchises in convenience stores, grocery stores, universities, hotels, airports, hospitals and some stand alone units.

- Introduce, in October 1998, an expanded breakfast menu with enhanced merchandising in existing Express units and include as part of the program for new units.

- Introduce the cold Italian sub sandwich program, with related merchandising, by November 1998 to existing units and include as a part of the program for new units.

- Introduce the take-n-bake pizza product, with appropriate merchandising, before the end of 1998. This concept will be optional for existing grocery and convenience store franchisees and may also be sold as a separate program to grocery and convenience stores who are not a franchisee for the standard Express program.

- Develop, by mid-1999, the necessary menu variety for the Express program to attempt to replace existing eating facilities in office complexes, factories, hospitals and dormitories.

- Sell co-branding agreements to other restaurant chains whereby the Express would become a second brand in other established restaurant chains.

- Sell Area Development Agreements to area developers. The Company plans to sell for a development fee to area developers, territories for development whereby the developer will receive a portion of the fees and provide ongoing service responsibilities.

Based on the Company's business plan, the number of Express units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results thus far in 1998, management determined that it is more likely than not that the Company's deferred tax credits will be fully realized. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the growth of the Express will continue in the future nor can there be any assurance that the full-service restaurants can be operated successfully in the future. If negative events should occur in the future in either the Express or the full-service operations, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will undertake to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the percentage relationship to total revenue of the listed items included in the Company's consolidated statement of operations. Certain indicated items are shown as a percentage of restaurant revenue.

                                                                Years Ended December 31,
                                                       -----------------------------------------
                                                        1995              1996             1997
                                                        ----              ----             ----
Revenue:
   Restaurant revenue                                   98.3%             98.9%            97.2
   Restaurant royalties                                   .6                .5               .5
   Express royalties and fees                              -                 -              2.0
   Administrative fees and other                         1.1                .6               .3
                                                       -----             -----            -----
                                                       100.0%            100.0%           100.0%
Restaurant operating expenses (1):
   Cost of revenue                                      18.2              19.0             21.4
   Salaries and wages                                   30.7              32.9             36.5
   Rent                                                  8.2               9.0              9.7
   Advertising                                           6.6               7.0              5.2
   Other                                                23.7              24.1             22.2
Depreciation and amortization                            3.9               4.4              4.1
Express operating expense                                  -                 -               .8
General and administrative                               5.8               8.3             10.8
Financing and acquisition costs                           .3               2.6                -
Loss from withdrawn acquisition and offering
   and restaurants closed in 1987                          -               2.0                -
Restructuring costs                                        -                 -             25.0
                                                       -----             -----            -----
   Operating income (loss)                               4.0              (8.0)           (33.1)
Interest                                                 3.8               5.2              3.8
   Income (loss) before income taxes                      .2%            (13.2)%          (36.9)%
                                                       =====             =====            =====

(1) Shown as a percentage of restaurant revenue.


1997 COMPARED WITH 1996
-----------------------

Total revenue decreased $8.1 million, or 23.8%, for 1997 compared to 1996. The principal reason for the decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997. In addition, the decreases were partially the result of same store sales declines which averaged 9.3% for 1997 compared to 1996. The same store sales declines were the result of inconsistent service and product in the Company's restaurants during 1996 and 1997. As a result of the failed acquisition attempt in 1996 to acquire a 187-unit pizza chain in the Northeast, the Company experienced substantial restaurant-level management turnover. This turnover of personnel resulted in poor service and inconsistent product to its customers. The Company has completed a major hiring and training program and believes it has corrected its service and product problem to a large degree and is in the process of restoring its customer base. Recent store sales comparisons are positive compared to the same periods the previous year.

Express royalties and fees were $524,119 (royalties $139,577, initial franchise fees $103,500 and commissions $281,042) in 1997. There were no such royalties and fees reported in 1996. Franchising of Noble Roman's Pizza Express began in early 1997. At December 31, 1997, 46 franchised Express units were open. As of October 8, 1998 there were approximately 145 such franchised units open with approximately 70 more units sold and scheduled to be opened over the next several months. See "Introduction".

Cost of revenue as a percentage of restaurant revenue increased from 19.0% in 1996 to 21.4% in 1997. This increase was primarily the result of a change in method of recording many of the specials at net sales price rather than gross and partially the result of inefficiencies primarily as a result of personnel turnover. In the Company's menu all items are individually priced. Some time in the past the Company began offering in-restaurant specials for a combination of items (such as individual sized pizza, order of breadsticks and a medium drink) for a price which was a discount to the total price of the individual items. Prior to the change, the sales were recorded at the individual item price and a charge to discount expense for the discounted amount. Since the specials became a standard part of the Company's offerings the Company began recording the sale at the combination price with no charge to discount expense, during much of 1997. This change had no effect on restaurant operating margins or net income.

Salaries and wages increased as a percentage of restaurant revenue from 32.9% in 1996 to 36.5% in 1997. These increases were the result of same store sales declines, inefficiencies in scheduling as a result of inexperienced store level management, and a more competitive labor market resulting in higher average wage rates.

Other restaurant expenses were 22.2% in 1997 compared to 24.1% in 1996. This improvement was primarily the result of the changes in recording discounts as discussed above relating to cost of revenue.

Express operating expenses were $219,955 in 1997. There were not such expenses recorded in 1996. This expense represents all salaries, wages, advertising and other costs directly associated with franchising of the Express concept plus an allocation of general and administrative costs. In 1997 this expense was approximately 42% of Express royalties and fees revenue. See "Introduction".

General and administrative expenses as a percentage of total revenue increased from 8.3% in 1996 to 10.8% in 1997. This increase was primarily attributable to a decline in total revenue. As a result of the restructuring in May 1997, the Company has reduced its general and administrative expenses.

Restructuring costs were $6.5 million in 1997. This cost represents the undepreciated cost of equipment and leasehold improvements for the restaurants closed and sold at a loss as a part of the restructure, losses on the closed restaurants, an accrual for estimated future expenses on closed properties including future rent, equipment moving expense, legal costs and a write down of various assets including accounts and notes receivable, prepaid assets and other assets. The Company has negotiated with its landlords to terminate most of the leases.

Operating income (loss) decreased from a loss of $2.7 million in 1996 to a loss of $8.6 million in 1997. The primary reason for greater loss in 1997 was the restructuring cost of $6.5 million primarily recorded in the second quarter and discussed above.

Interest and other expense decreased from $1.8 million in 1996 to $996,000 in 1997. The primary reason was the forgiveness of both principal and interest as a part of the debt restructuring on November 21, 1997 with the Company's primary lender. See "Liquidity and Capital Resources" and "Introduction".

Income tax benefit increased from $640,000 in 1996 to $4.1 million in 1997. The increased benefit resulted from the increased loss before income taxes in 1997 versus 1996, and the elimination of the valuation allowance for the deferred tax asset. Management determined that it is more likely than not that the company's deferred tax asset will be fully realized, therefore no valuation allowance is necessary. See "Introduction".

Extraordinary gain on forgiveness of debt was $1.6 million in 1997, net of tax expense of $805,000. The extraordinary gain resulted from the financial restructuring discussed under "Liquidity and Capital Resources" and "Introduction".

The net loss was $3.9 million in both 1996 and 1997.


1996 COMPARED WITH 1995
-----------------------

Comparable restaurant sales decreased approximately 5% for 1996 compared to 1995. This decrease for the year was in contrast to increases every year in the preceding five years. The reason for the decrease was the senior management's focus on an unsuccessful acquisition which was abandoned in June 1996. During the period of the acquisition attempt the Company's operations deteriorated. The primary focus since July 1996 has been to correct this problem by an aggressive recruiting and training program for managers and supervisors and enhancement of operating standards and controls.

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

Restaurant salaries and wages for 1996 were approximately 32.9% of restaurant revenue compared to 30.7% in 1995. For the fourth quarter of 1996, salaries and wages were 33.0% in 1996 compared to 31.7% for the fourth quarter of 1995. This increase was the result of loosened controls due to senior management's focus on unsuccessful acquisition efforts, a more competitive environment for employees and intentional overstaffing in 1996 in an attempt to overcome service problems during the later part of 1995 and the first half of 1996.

Advertising expenses were approximately 7.0% of restaurant revenue in 1996 compared to 6.6% in 1995. This increase was the result of the loosened controls during the first half of 1996 and the last half of 1995 while senior management's focus was on unsuccessful acquisition efforts.

Other restaurant operating expenses were 24.1% of restaurant revenue in 1996 compared to 23.7% in 1995. This was the result of same store sales decrease, deterioration of operating controls and higher discount cost to attract more customers.

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

Cost of attempted acquisition and equity offering of $880,862 in 1996 was the direct cost associated with the attempt to acquire Papa Gino's Holding Corp. (a 187-unit pizza restaurant chain operating in seven Northeastern states) and the planned equity offering to finance that acquisition.

Loss associated with restaurants closed in 1987 in 1996 was $673,157. This reflects the costs associated with a lease dispute in Dayton, Ohio in the amount of $133,637 and a charge-off of receivables built up over time from the former Dayton, Ohio franchisees in the amount of $539,520.

Interest expense was $1,794,632 in 1996 compared to $1,286,754 in 1995. This was the result of approximately two percent per annum higher rate of interest as a result of the Company refinancing outstanding debt in December 1995 and the additional debt outstanding in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company's principal capital requirements arose from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants. However, no new restaurants were opened in 1997. The Company's primary sources of working capital are cash flow from operations and borrowings.

On March 25, 1996, the Company signed a Letter of Intent whereby it would have acquired Papa Gino's Holdings Corp. (a 187-unit pizza restaurant chain in seven Northeastern states) through a merger transaction whereby the stockholders of Papa Gino's Holding Corp. would have received approximately 2.25 million shares of a to-be-authorized class of non-voting common stock of the Company. Among other things, this transaction was conditioned on a public equity offering, implementation of a senior credit facility, a definitive agreement and shareholder approval. The expenses incurred directly with regard to the proposed acquisition and offering aggregated approximately $880,862.

For a number of reasons this attempted acquisition failed, despite senior management devoting substantially all of its attention on that attempt for a period of almost 18 months. As the Company's focus was increasingly on the acquisition transaction, the Company's primary market was, as a result of several demographic/consumption trends, targeted for expansion by a large number of mid-scale dining chains for expansion. At the same time, the unemployment rates in the Company's labor markets were approaching record lows. The Company's personnel were aggressively recruited by these outside chains. Simultaneously, senior management, due to the acquisition transaction, were unable to participate in daily operations.

As a result, the Company experienced dramatic turnover and was unable to stabilize its staffing levels through ordinary recruiting efforts. The resulting turnover and short-staffing had a material adverse effect on operational results generally, and specifically on service standards and cost controls. As a result, sales and margins declined. Further, the management turnover, short labor supply and negative press made it extremely difficult for the Company to overcome its staffing problem and these events led to further turnover. The full-service restaurants are very labor intensive to operate.

As a result of the above referenced problems, the Company suffered serious losses and defaulted on its loan agreement with its primary lender. As a part of its turn-around strategy, in May 1997, the Company closed 19 of its restaurants and sold four others to consolidate the remaining management, increased efforts to recruiting personnel and undertook an extensive training program. Because of the very competitive labor market the hiring and training process took more than a year. In November 1997, the Company negotiated a debt restructuring with its primary lender, The Provident Bank, whereby the lender agreed to: reduce the Company's outstanding debt by over $7 million; loan the Company an additional $2.6 million; give the Company a grace period until December 1, 1998 without either having to accrue or pay interest on the old portion of the debt; extend the term of the debt until December 2001 with no principal payments until December 1998; make principal payments after December 1998 variable depending on available cash flow; and fix the interest rate on the old debt at 8% per year commencing December 1998. These arrangements were made in exchange for a warrant to buy 2.8 million shares of Noble Roman's stock at a price of $.01 per share.

After completing a restructuring of the Company's credit facilities with Provident Bank and a restructuring of management in November 1997, including the appointment of Scott Mobley as President, Wade Shanower as Vice President of Operations and Troy Branson as Vice President of Franchising, the Company began an aggressive long-term turnaround strategy based on five primary elements: (1) build morale, aggressively recruit management talent, and improve all levels of management training; (2) re-focus the Company's culture of strict cost controls toward an emphasis on improved customer service; (3) improve the Company's product advantages creating even larger differentiations; (4) re-focus attention on control systems; and (5) integrate all steps and increase marketing and sales building efforts.

On August 13, 1998, the Company obtained additional financing from its primary lender in the amount of $2 million. This financing was in the form of a loan due in December, 2001 and bears interest at 2 1/2% over prime payable monthly. The Bank received a warrant to purchase an additional 750 thousand shares of the Company's stock at $.01 per share in exchange.

The Company developed the Express concept in early 1997 to take advantage of its full-service products in the new, rapidly growing distribution channel of non-traditional locations. The Company developed a process whereby its high quality, superior tasting pizzeria products could be produced, distributed and prepared very simply in non-traditional locations with an end product virtually indistinguishable from its full-service products. Currently, the Company has approximately 145 franchised Express units in operation with approximately 70 additional franchised units sold and scheduled to be opened over the next several months. Discussions and negotiations are ongoing with many other parties for additional franchise locations.

The Company plans to grow aggressively by expanding its Express franchise business. The Company's business strategy for expansion of its Express franchise business includes the following principal elements:

- Continue to add units with direct franchises in convenience stores, grocery stores, universities, hotels, airports, hospitals and some stand alone units.

- Introduce, in October 1998, an expanded breakfast menu with enhanced merchandising in existing Express units and include as part of the program for new units.

- Introduce the cold Italian sub sandwich program, with related merchandising, by November 1998 to existing units and include as a part of the program for new units.

- Introduce the take-n-bake pizza product, with appropriate merchandising, before the end of 1998. This concept will be optional for existing grocery and convenience store franchisees and may also be sold as a separate program to grocery and convenience stores who are not a franchisee for the standard Express program.

- Develop, by mid-1999, the necessary menu variety for the Express program to attempt to replace existing eating facilities in office complexes, factories, hospitals and dormitories.

- Sell co-branding agreements to other restaurant chains whereby the Express would become a second brand in other established restaurant chains.

- Sell Area Development Agreements to area developers. The Company plans to sell for a development fee to area developers, territories for development whereby the developer will receive a portion of the fees and provide ongoing service responsibilities.

As a result of the additional bank financing, the improvements in the operations of the Company's full-service restaurants and the growth in the new franchised Express, management believes the Company will have sufficient cash flow to meet its obligations and to carry out its current business plan. Currently, the Company anticipates that its capital requirements in 1998 will be approximately $500,000 primarily for improvements to its existing full-service restaurant facilities. The Company's growth during 1998 will primarily come from franchising the Express concept where the capital requirements are insignificant.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including but not limited to, changes in demand, for the Company's products or franchises, the impact of competitors' actions, and changes in prices or supplies of food ingredients. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES


                                                                                                       December 31,
                                                                                                       ------------
                ASSETS                                                                            1996              1997
                ------                                                                            ----              ----
Current assets:
   Cash                                                                                       $    74,502       $    68,136
   Accounts receivable                                                                            947,924           380,816
   Inventories                                                                                    947,644           802,097
   Prepaid expenses                                                                               363,074           158,260
                                                                                              -----------       -----------
            Total current assets                                                                2,333,144         1,409,309
                                                                                              -----------       -----------

Property and equipment:
   Equipment                                                                                    9,952,795         7,681,626
   Leasehold improvements                                                                       3,524,524         2,169,702
   Capitalized leases                                                                             371,455           353,805
                                                                                              -----------       -----------
                                                                                               13,848,774        10,205,133
   Less accumulated depreciation and amortization                                               4,372,980         3,379,356
                                                                                                ---------        ----------
            Net property and equipment                                                          9,475,794         6,825,777

Cost in excess of assets acquired, net                                                          6,464,678         6,204,698
Deferred tax asset                                                                                      -         3,335,407
Other assets                                                                                    1,177,069           429,805
                                                                                              -----------       -----------
                                                                                              $19,450,685      $ 18,204,996
                                                                                              ===========      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                           $ 3,484,743        $2,978,719
   Current portion of long-term debt                                                           14,251,373            21,743
   Deferred franchise fees                                                                              -            63,800
   Other current liabilities                                                                      848,098         1,855,118
                                                                                              -----------       -----------
            Total current liabilities                                                           18,584,21         4,919,380
                                                                                              -----------       -----------

Long-term obligations:
   Senior note payable (net of warrant valuation of $176,667 in 1996)                                   -         2,580,000
   Subordinated notes payable                                                                           -        11,000,000
   Other long-term debt                                                                            41,540            22,863
   Capital leases                                                                                  33,646             8,201
                                                                                              -----------       -----------
            Total long-term obligations                                                            75,186        13,611,064
                                                                                              -----------       -----------

Stockholders' equity:
   Common stock (9,000,000 shares, issued 4,131,324 and
       4,131,324 shares in 1996 and 1997)                                                       5,518,431         8,318,431
   Accumulated deficit                                                                         (4,727,146)       (8,643,879)
                                                                                              -----------       -----------
            Total stockholders' equity (deficit)                                                  791,285          (325,448)
                                                                                              -----------       -----------
                                                                                              $19,450,685       $18,204,996
                                                                                              ===========       ===========

See accompanying notes to consolidated financial statements.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                   1995              1996             1997
                                                                                   ----              ----             ----
Restaurant revenue                                                             $33,324,926       $33,854,485      $25,368,644
Restaurant royalties                                                               212,145           188,843          132,741
Express royalties and fees                                                               -                 -          524,119
Administrative fees and other                                                      358,420           195,862           79,244
                                                                               -----------       -----------      -----------
               Total revenue                                                    33,895,491        34,239,190       26,104,748

Restaurant operating expenses:
     Cost of revenue                                                             6,065,392         6,421,293        5,428,908
     Salaries and wages                                                         10,242,385        11,121,349        9,251,298
     Rent                                                                        2,734,919         3,039,690        2,455,115
     Advertising                                                                 2,199,615         2,361,733        1,320,491
     Other                                                                       7,906,419         8,145,681        5,639,373
Depreciation and amortization                                                    1,333,614         1,488,110        1,076,325
Express operating expenses                                                               -                 -          219,955
General and administrative                                                       1,950,969         2,833,910        2,816,266
Cost of attempted acquisition and equity offering                                  111,833           880,862                -
Loss associated with restaurants closed in 1987                                          -           673,157                -
Restructuring costs                                                                      -                 -        6,528,726
                                                                               -----------       -----------      -----------
               Operating income (loss)                                           1,350,345        (2,726,595)      (8,631,709)

Interest and other expense                                                       1,286,754         1,794,632          995,590
                                                                               -----------       -----------      -----------

               Income (loss) before income taxes and
                    cumulative effect of change in accounting
                    principle and extraordinary item                                63,591        (4,521,227)      (9,627,299)
Income taxes (benefit)                                                              39,301          (639,790)      (4,148,053)
                                                                               -----------       -----------      -----------

               Income (loss) before cumulative effect of change in
                    accounting principle and extraordinary item                     24,290        (3,881,437)      (5,479,246)
Cumulative effect of change in accounting principle net of
    tax benefit of $58,475                                                        (113,510)                -                -
Extraordinary item net of tax benefit of $64,838 in 1995
    and tax expense of $804,931 in 1997                                           (110,400)                -        1,562,513
                                                                               -----------       -----------      -----------
               Net (loss)                                                      $  (199,620)      $(3,881,437)     $(3,916,733)
                                                                               -----------       -----------      -----------
Basic and diluted income (loss) per share:
    Before cumulative effect of change in accounting principle
         and extraordinary item                                                $       .01       $      (.94)     $     (1.33)
    Cumulative effect of change in accounting principle                               (.03)                -                -
    Extraordinary item                                                                (.03)                -              .35
                                                                               -----------       -----------      -----------
               Net (loss)                                                      $      (.05)      $      (.94)     $      (.95)
                                                                               ===========       ===========      ===========

Weighted average number of common shares outstanding                             4,008,520         4,131,324        4,131,324

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
NOBLE ROMAN'S, INC. AND SUBSIDIARIES


                                                                  Common Stock
                                                            ------------------------          Accumulated
                                                            Shares            Amount            Deficit             Total
                                                            ------            ------            -------             -----
Balance at December 31, 1994                                3,992,992         4,800,921          (646,089)         4,154,832

Exercise of options                                             5,000            17,510                 -             17,510

Issuance of warrants to purchase stock                              -           140,000                 -            140,000

Issuance of common stock                                      133,332           500,000                 -            500,000

1995 net loss                                                                                    (199,620)          (199,620)
                                                            ---------      ------------      -------------      -------------

Balance at December 31, 1995                                4,131,324         5,458,431          (845,709)         4,612,722

Issuance of warrants to purchase stock                                           60,000                               60,000

1996 net loss                                                                                  (3,881,437)        (3,881,437)
                                                            ---------      ------------      -------------      -------------

Balance at December 31, 1996                                4,131,324      $  5,518,431      $ (4,727,146)      $    791,285

Issuance of warrants to purchase stock                              -         2,800,000                 -          2,800,000

1997 net loss                                                       -                 -        (3,916,733)        (3,916,733)
                                                            ---------      ------------      -------------      -------------

Balance at December 31, 1997                                4,131,324      $  8,318,431      $ (8,643,879)      $   (325,448)
                                                            =========      ============      =============      =============

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                                   Year ended December 31,
                                                                                   ----------------------
                                                                                   1995              1996              1997
                                                                                   ----              ----              ----
OPERATING ACTIVITIES
  Net loss                                                                    $   (199,620)      $(3,881,437)      $(3,916,733)
  Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                1,505,149         1,621,005         1,081,217
    Restructuring costs                                                                  -                 -         5,404,504
    Deferred federal income taxes                                                   38,572          (639,790)       (4,140,338)
    Cumulative effect of change in accounting principle                            113,510                 -                 -
    Extraordinary item                                                             110,400                 -        (1,562,488)
    Changes in operating assets and liabilities:
       (Increase) decrease in:
            Accounts receivable                                                   (111,560)            2,698          (189,715)
            Inventories                                                           (187,107)           32,890            48,794
            Prepaid expenses                                                      (122,586)          149,875          (730,890)
            Other assets                                                          (492,163)          294,318           (85,537)
       Increase (decrease) in:
           Accounts payable                                                        561,706         1,525,555          (583,360)
           Other current liabilities                                              (357,582)           68,270           290,000
           Deferred franchise fees                                                       -                 -            63,800
                                                                              -------------      -----------       ------------
           NET CASH PROVIDED (USED) BY
               OPERATING ACTIVITIES                                                858,719         (826,616)        (4,320,746)
                                                                              -------------      -----------       ------------

INVESTING ACTIVITIES
  Purchase of property and equipment                                            (2,283,113)      (1,272,823)          (765,174)
                                                                              -------------      -----------       ------------
           NET CASH USED BY INVESTING ACTIVITIES                                (2,283,113)      (1,272,823)          (765,174)
                                                                              -------------      -----------       ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock, net                                           17,510                -                  -
  Principal payments on long-term obligations                                  (10,239,744)        (278,842)          (287,694)
  Proceeds from long-term debt, net of debt issue costs                         11,254,364        2,223,321          2,787,248
  Proceeds from senior note payable                                                      -                -          2,580,000
                                                                              -------------      -----------       ------------
            NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                          1,032,130        1,944,479          5,079,554
                                                                              -------------      -----------       ------------

                      INCREASE (DECREASE) IN CASH                                 (392,264)        (154,960)            (6,366)
Cash at beginning of year                                                          621,726          229,462             74,502
                                                                              -------------      -----------       ------------
                      CASH AT END OF YEAR                                     $    229,462       $   74,502        $    68,136
                                                                              =============      ===========       ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization: As of December 31, 1997, the Company operated and/or franchised 60 Noble Roman's Pizza restaurants primarily in Indiana plus 46 franchised Express locations. Currently the Company owns 48 full-service restaurants and nine franchised full-service restaurants and approximately 155 Express units.

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

Inventories: Inventories consist of food, beverage, restaurant supplies and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost including property under capital leases. Depreciation and amortization are computed on the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease.

Advertising Costs: Effective January 1, 1995, the Company adopted Statement of Position 93-7 "Reporting on Advertising Costs." This statement requires the Company to expense advertising production costs the first time the production material is used. Prior to 1995, the practice was to amortize the production costs over the expected useful life.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its property and equipment and related costs in excess of assets acquired periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 1997 because it is more likely than not that the Company will earn sufficient income before the expiration of its NOL carry-forward to fully realize the value of its deferred tax asset. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

NOTE 2:  RESTRUCTURING EVENTS

During 1995 and 1996 the Company's senior management focused a majority of its time on arranging for financing and the unsuccessful attempted acquisition of a 187-unit regional pizza restaurant chain operating in seven Northeastern states. During this period, the Company's current operations severely deteriorated resulting in personnel turnover, poor service and difficulties with operational standards and controls. The resulting financial performance placed the Company in a severely over-leveraged financial condition and in default of the terms of its bank credit facility. As discussed in Note 3, the Company entered into an amended and restated credit agreement with its bank improving the Company's financial condition and has subsequently obtained additional financing.

During the second quarter of 1997 the Company implemented a turn-around strategy to return the Company to profitability. This included closing 19 restaurants and selling four others to a franchisee pursuant to a franchise agreement. The Company currently owns 48 full-service restaurants, has 9 full-service franchised restaurants and approximately 155 franchised Express locations. The decision to close and sell certain restaurants was made because some of the restaurants were operating at a loss, some were marginally profitable and others were competing in market areas where the Company operates newer restaurants and where the delivery area and some of the dine-in market can be serviced by the newer facility. This action allowed the Company to consolidate management and supervision of the remaining restaurants. The Company reported a cost of $6.5 million in 1997 from this restructuring. This cost represents the undepreciated cost of equipment and leasehold improvements for the restaurants closed and sold as a part of the restructure, losses on the closed restaurants, an accrual for estimated future expenses on closed properties including future rent, equipment moving expense, legal costs and a write down of various assets including accounts and notes receivable, prepaid assets and other assets. The Company has negotiated with its landlords to terminate most of the leases.

After completing a restructuring of the Company's credit facilities with Provident Bank in November 1997, the Company began an aggressive long-term turnaround strategy based on five primary elements:

(1) build morale, aggressively recruit management talent, and improve all levels of management training; (2) re-focus the Company's culture of strict cost controls toward an emphasis on improved customer service; (3) improve the Company's product advantages creating even larger differentiations; (4) re-focus attention on control systems; and (5) integrate all steps and increase marketing and sales building efforts.

NOTE 3:  NOTES PAYABLE

On December 4, 1995, the Company obtained a Credit Agreement with The Provident Bank ("Bank") consisting of a $9,000,000 term loan and a $4,000,000 revolving credit facility. The term loan required quarterly payments of $250,000 per quarter beginning June 1, 1996, $375,000 per quarter beginning March 1, 1997, and $562,000 per quarter beginning March 1, 2001, plus 50% of excess cash flow, as defined, and by proceeds of an equity offering. Interest for the term loan and revolving credit facility was payable monthly at the prime rate plus 2% with final maturity by December 1, 2001. A prepayment penalty of up to 3% was required if the Credit Agreement is prepaid in full before December 4, 1998 except if the prepayments are from excess cash flow, proceeds from an equity offering or proceeds from officer life insurance.

In connection with obtaining the Credit Agreement, the Company issued warrants to the lender for the purchase of 400,000 shares of common stock at any time through December 4, 2001 at an exercise price of $3.725 per share. The recorded amount of the Credit Agreement was adjusted to reflect the estimated market value of the warrant which was being amortized over the term of the Credit Agreement.

Proceeds from the original Credit Agreement were used in part to repay a term loan which had a maturity date of May 1, 1996 and required interest at the rate of prime plus 2%, and $2,022,582 of notes payable to the Company's President, who is also a director and a shareholder, and to another significant shareholder which were to mature October 30, 1996 and had an interest rate of 8.5% per annum. The remaining $500,000 of the notes payable were satisfied with the issuance of 133,332 shares of common stock. Proceeds were also used to defease the Series 1993 Notes which were to mature on October 15, 1996 with an interest rate of 8.5%. The Company purchased U.S. government securities to mature on January 3, 1996 in the amount of $6,620,000 to satisfy the principal and accrued interest on the notes.

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

On November 19, 1997, the Company entered into an amended and restated credit agreement with the Bank, its principal lender. The amended and restated agreement provides for the reduction of previously outstanding debt to $11,000,000, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provided for a new loan in the amount of $2,580,000 due in December 2000 with interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2,800,000 shares of the Company's common stock with an exercise price of $.01 per share.

On August 13, 1998 the Company obtained additional financing of $2,000,000. This financing is in the form of a loan due in December 2001 and bears interest at 2 1/2% over prime payable monthly. Simultaneous with making the loan, the Bank received a warrant to purchase an additional 750,000 shares of the Company's stock at $.01 per share.

Cash payments for interest on all of the Company's debt totaled $1,088,353, $1,661,737 and $1,036,403 in 1995, 1996 and 1997, respectively.

NOTE 4:  LEASED ASSETS AND LEASE COMMITMENTS

The Company leases restaurant facilities under noncancelable lease agreements which generally have initial terms ranging from five to 20 years with extended renewal terms. The leases generally require the Company to pay all real estate taxes, insurance and maintenance costs. The leases provide for a specified annual rental, and some leases call for additional rental based on sales volume over specified levels at that particular location. At December 31, 1997, obligations under noncancelable operating and capitalized leases for 1998, 1999, 2000, 2001, 2002 and after 2002 were $2.2 million, $1.9 million, $1.6 million, $1.5 million, $1.4 million and $10.9 million, respectively

Rent expense for operating leases was $2,734,919, $3,039,690 and $2,455,115 in 1995, 1996 and 1997, respectively.

The Company currently leases two properties from related parties with rental payments in 1995, 1996 and 1997 of $112,880, $112,981 and $113,567,
respectively.

NOTE 5:  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                             1995              1996                 1997
                                             ----              ----                 ----
Current expense (benefit)                $ (140,265)       $         -          $         -
Deferred expense (benefit)                  179,566           (639,790)          (4,148,053)
                                         ----------        ------------         ------------
     Income tax expense (benefit)        $   39,301        $  (639,790)         $(4,148,053)
                                         ----------        ------------         ------------

Income tax expense (benefit) differs from the amount computed by applying the federal income tax rate of 34% to income before taxes as a result of the following:

                                                                        1995            1996              1997
                                                                        ----            ----              ----
Computed "expected" tax expense (benefit)                           $    21,621    $ (1,532,238)     $ (3,290,965)
Amortization of costs in excess of assets acquired                       17,680          17,680            17,680
Valuation allowance                                                           -         874,768          (874,768)
                                                                    -----------    -------------     -------------
      Income tax expense (benefit)                                  $    39,301    $   (639,790)     $ (4,148,053)
                                                                    ===========    =============     =============

The deferred tax asset at December 31 consists of the following:

                                                                                                   1996              1997
                                                                                                   ----              ----
Deferred tax assets:
       Tax credit carryforwards                                                                 $  206,000        $  193,680
       Net operating loss carryforward                                                           1,549,609         4,094,623
       Franchise value for tax purposes of companies acquired                                       41,328            20,300
                                                                                                ----------        ----------
            Total gross deferred tax assets                                                      1,796,937         4,308,603
Deferred tax liabilities:
       Property and equipment                                                                      850,000           876,521
       Cost in excess of asset acquired                                                             61,320            96,675
       Other assets                                                                                 10,849                 -
                                                                                                ----------        ----------
            Total gross deferred tax liabilities                                                   922,169           973,196
                                                                                                ----------        ----------
       Net deferred tax (liability) asset                                                          874,768         3,335,407
       Less valuation allowance                                                                    874,768                 -
                                                                                                ----------        ----------
                                                                                                $        -        $3,335,407
                                                                                                ==========        ==========

NOTE 6:  COMMON STOCK

The Company has an incentive stock option plan for key employees and officers excluding the Chairman of the Board. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 1997, options to acquire 40,000 shares were granted. In 1996 options to acquire 62,000 shares were granted. Options granted and remaining outstanding at December 31, 1997 are for 6,800 common shares at $4.25 per share, 5,000 common shares at $3.63 per share, 9,250 common shares at $3.25 per share, 21,000 common shares at $3.68 per share, 16,050 common shares at $6.44 per share, 54,500 common shares at $1.75 per share and 40,000 common shares at $1.00 per share.
As of December 31, 1997, options on 58,100 shares are exercisable.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. The value of the options granted in 1996 and 1997 were estimated to be $.88 per share and $.10 per share, respectively. Because of the very limited trading in the Company's common stock, traditional methods of valuing the options do not apply, therefore, the Company used its best estimate to value the options. The following represents the pro forma net loss and earnings per share determined as if the fair value based method had been applied in measuring compensation cost as described in SFAS 123 for the years ended December 31, 1996 and December 31, 1997:

                                    1996                1997
                                    ----                ----
              Net loss          $ 3,899,624         $ 3,936,253
              Loss per share    $       .94         $       .87


In conjunction with certain financial advisory and investment banking services for possible acquisitions, the Company issued warrants to purchase 120,000 shares of common stock at any time through April 29, 2000 at $6.50 per share. No value has been recorded in the Company financial statements related to these warrants as the Company believes the effect would not be material.

In 1997, the Company entered into an amended and restated credit facility with the Bank. In connection with such amendment: (i) the Bank surrendered warrants to purchase 465,000 shares of Common Stock; (ii) the Company issued to the Bank warrants to purchase 2.8 million shares of Common Stock with an exercise price of $.01 per share; (iii) the Company issued to certain executive officers warrants to purchase an aggregate of 1.0 million shares of Common stock with an exercise price of $.40 per share; (iv) the Company issued to certain parties who had performed certain financial advisory and investment banking services related to the Company's restructuring in 1997 warrants to purchase an aggregate of 300,000 shares of Common Stock which have an exercise price varying from 200,000 shares of Common Stock at $.40 per share, 50,000 shares of Common Stock at $1.00 per share and 50,000 shares of Common Stock at $1.50 per share.

NOTE 7:  OTHER EXPENSES

Cost of attempted acquisition and equity offering of $880,862 in 1996 is the direct cost associated with the attempt to acquire Papa Gino's Holding Corp. (a 187-unit pizza restaurant chain operating in seven northeastern states) and the planned equity offering to finance that acquisition.

Loss associated with restaurants closed in 1987 in 1996 was $673,157. This reflects the costs associated with a lease dispute in Dayton, Ohio for a restaurant property abandoned in 1987 in the amount of $133,637 and a charge-off of receivables for equipment and sub-rent built up over time from the former Dayton, Ohio franchisees in the amount of $539,520. The decision to charge off at this time was prompted by the Company's inability to purchase the operation which had originally been anticipated.

NOTE 8:  CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond what has been provided for in its financial statement.

Legal proceedings against the Company which have not been reserved for include a suit filed against the Company alleging an agreement to provide financing to the Company. The plaintiff claims it was prevented from the financing because of the agreement reached with its primary lender to restructure the Company's debt agreed to with its current lender. The Company believes this case is without merit, denies any liability and will defend vigorously.

U.S. Department of Labor has proposed penalty assessments for alleged violations of child labor laws in 1995 and 1996. The Company asserts the alleged violations, if any, were beyond the statue of limitations and denies any liability. The Company is currently appealing to an administrative law judge and will defend vigorously.

NOTE 9:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company are a party. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The Company had outstanding notes in 1995 to Paul W. Mobley, Chairman of the Board, in the aggregate principal amount of $1,145,518 and to Larry J. Hannah, a significant shareholder of the Company, in the aggregate principal amount of $1,377,064. Interest thereon was paid to Mr. Mobley in the amount of $97,000 in 1995 and to Mr. Hannah in the amount of $117,000 in 1995. In December, 1995, Mr. Mobley converted $227,050 of this indebtedness in exchange for 60,546 shares of common stock and Mr. Hannah converted $272,950 in exchange for 72,786 shares of common stock in each case at the per share price of $3.75 which represented the closing bid price for the common stock on Nasdaq on the day immediately preceding the conversion and the balance of $918,468 for Mr. Mobley and $1,104,114 for Mr. Hannah was paid in full.

Paul W. Mobley leases a restaurant located in Indianapolis to GNR, Inc., a wholly-owned subsidiary of the Company, which lease has a remaining term of approximately five years and provides for rental payments of approximately $43,600 per year.

H-M Ltd., a corporation owned by Paul W. Mobley and Larry J. Hannah, in September 1995, leased a restaurant in Indianapolis, Indiana to the Company. This lease has a remaining term of 18 years and provides for rental payments of $72,000 per year.

The Company believes that the terms of the above leases were substantially equivalent to market terms at the time such leases were entered into.

Larry J. Hannah has a consulting agreement with the Company to provide financial consulting services. The agreement provides for payments of $5,000 per month through December 1998. Paul Mobley had a guarantee agreement with the Company that required the payment of $2,500 per month. Mr. Mobley unilaterally terminated this agreement in November 1997. Mr. Mobley also loaned moneys from time to time to the Company to help meet cash flow requirements and as of December 31, 1997 Mr. Mobley had loans to the Company in the amount of $212,000. These amounts were included in accounts payable.

                             [RBG & CO. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Noble Roman's, Inc.


We have audited the accompanying consolidated balance sheet of Noble Roman's, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Noble Roman's Inc. and subsidiaries as of December 31, 1996 and 1995 were audited by other auditors whose report dated April 29, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries as of December 31, 1997, and the results of its operations and cash flow for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       /s/ Rubin, Brown, Gornstein & Co. LLP
                                       -------------------------------------
                                       RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
April 8, 1998
(Except for Note 3, which is dated August 13, 1998)

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]




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




KPMG Peat Marwick LLP
Indianapolis, Indiana
April 29, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Current Report on Form 8-K dated January 14, 1998. The Current Report contained information under Item 4 of Form 8-K, "Changes in Registrant's Certifying Accountant." The Board of Directors of the Company determined to replace KPMG Peat Marwick LLP ("KPMG") as the Company's independent auditors for the year ended December 31, 1997.

In addition, the Company filed a Current Report on Form 8-K/A, dated January 26, 1998. Such Current Report also contained information under Item 4 of Form 8-K. Although there was no disagreement between KPMG and the Company with respect to any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of such disagreement in connection with this report, KPMG did advise the Company that it considered the Company's lack of timely review and analysis of financial information to be a material weakness in internal accounting control under standards established by the American Institute of Certified Public Accountants.

The Company also filed a Current Report on Form 8-K/A, dated April 15, 1998. The Current Report also contained information under Item 4 of Form 8-K. The Board of Directors of the Company determined to replace KPMG as the Company's independent auditors for the year ended December 31, 1997 at approximately the same time that KPMG resigned its client-auditor relationship with the Company on November 6, 1997. In addition, the Board of Directors determined to appoint Rubin, Brown, Gornstein & Co., LLP ("RBG"), as the Company's independent auditors for the year ended December 31, 1997.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

          Name                 Age        Positions with the Company
          ----                 ---        --------------------------

     Paul W. Mobley             57        Chairman of the Board and Director

     A. Scott Mobley            34        President, Secretary and Director

     Donald A. Morrison         55        Director

     Troy Branson               34        Vice President of Franchising

     Wade Shanower              48        Vice President of Operations

     Mitchell Katz              40        Chief Financial Officer


         The executive officers of the Company serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board. Directors are elected annually by the stockholders. The following is a brief description of the previous business background of the executive officers and directors:

         PAUL W. MOBLEY has been Chairman of the Board since December, 1991 and a Director since 1974. Mr. Mobley had been President and Chief Executive Officer of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

         A. SCOTT MOBLEY has been President since October 1997 and a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November, 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul Mobley.

         DONALD A. MORRISON, III has been a Director of the Company since December 1993. In January 1998, Mr. Morrison and an associate started their own independent brokerage firm offering general securities through Broker Transaction Services member NASD/SIPC, a subsidiary of Southwest Securities group. Prior to January 1998 Mr. Morrison was President and director of Traub & Company, Inc., an investment banking firm headquartered in Indianapolis, Indiana. Mr. Morrison was affiliated with Traub & Company since 1971.

         TROY BRANSON, has been Vice President of Franchising for the Company since November 1997 and since 1992, he was Director of Business Development. Prior to joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group since 1987, after graduating from Indiana University where he received a B.S. in Business.

         WADE SHANOWER has been Vice President of full-service operations since November 1997 and since January 1996, he was Regional Director of Operations. Prior to joining the Company, Mr. Shanower was an owner of a Noble Roman's franchise restaurant plus two independent restaurants, which he sold in early 1995 before joining Noble Roman's. Prior to owning his own restaurants, Mr. Shanower was Vice President of Operations for American Diversified Foods, an Arby's franchisee owned in part by Paul Mobley. He has a B.S. degree from Indiana University.

         MITCHELL KATZ has been Chief Financial Officer since May 1997. Prior to joining the Company, Mr. Katz was employed by Mayflower Transit, Inc. from 1985 to 1997. Prior to Mayflower, Mr. Katz had been employed by Ernst & Young and Consolidated Products, Inc. Mr. Katz has a B.S. in business from LaSalle University and is a CPA.

         SECTION L6(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         -------------------------------------------------------

         Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no scuh reports were required, the Company believes that during 1997 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

ITEM L1.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the Company's last three fiscal years awarded to or earned by the Chief Executive Officer and other executive officers of the Company.

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                                                                                      Long Term
                                                                                     Compensation
                                                     Annual Compensation        Securities Underlying
Name and Principal Position             Year         Salary (l)    Bonus              Options #
---------------------------             ----         ----------    -----        ---------------------
    Paul Mobley                         1997         $185,000     $     -                   -
        Chairman of the Board           1996          180,000           -                   -
                                        1995          180,000           -                   -

     A. Scott Mobley                    1997         $ 96,923     $     -              10,000
        President and Secretary         1996           90,000      11,736              20,000
                                        1995           90,000      15,528                   -


(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation except for an Incentive Stock Option Plan for executive officers and other employees and a bonus plan initiated in 1994 for certain officers and administrative employees, excluding the Chairman of the Board, based on profitability.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made in the fiscal year ended December 31, 1997 to the individuals named in the Summary compensation Table:


                                                                                            Potential Realizable Value at
                                                                                             Assumed Annual Rate of Stock
                                                                                                  Price Appreciation
                                             Individual Grants Value                               For Option Term
                         --------------------------------------------------------------      ---------------------------
                           Number of        Percent of
                           Securities     Total Options
                           Underlying        Granted        Exercise or
                            Options        Employees in      Base Price      Expiration
Name                     Granted(#) (1)    Fiscal Year         ($/Sh)           Date           5% ($)           10% ($)
----                     --------------    ------------      ----------      ----------      ----------        ---------
Paul Mobley                    --               --                --              --              --                 --
A. Scott Mobley             1,000               25%            $1.00            2007          $5,000            $10,000



(1) The Company had an incentive stock option plan which expired in May, 1994 and adopted a new Incentive Stock Option Plan (collectively the "Plan") under which Incentive Stock Options ("Options") may be granted to officers and other key management employees of the Company. Employees owning more than ten percent of the Common Stock were not eligible. The Plan is administered by the Board of Directors, or a Committee thereof and Options were granted at their sole discretion. The per share exercise price of the stock subject to each Option may not be less than the fair market value of the stock on the date the Option was granted. Options become exercisable beginning three years after the date of grant and must be exercised no later than ten years after the date of grant. Options granted and remaining outstanding at December 31, 1997 are 6,800 shares of common stock at exercise price of $4.25 per share, 5,000 shares of common stock at exercise price of $3.63 per share, 9,250 shares of common stock at exercise price of $3.25 per share, 21,000 shares of common stock at exercise price of $3.68 per share, 16,050 shares of common stock at exercise price of $6.44 per share and 54,500 shares of common stock at an exercise price of $1.75 per share and 40,000 common shares at $1.00 per share. As of December 31, 1997, 58,100 shares are exercisable.

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



                       AGGREGATE OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                 ---------------------------------------------


The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 1997 by the executive officers named in the Summary Compensation Table. At December 31, 1997, none of such options had an exercise price lower than the last reported trading price on December 31, 1997.

                      Number of Secuirites          Values of Unexercised
                     Underlying Unexercised              In-The-Money
                       Options at 12/31/97         Options at 12/31/97  (1)
                    Exercisable/Unexercisable     Exercisable/Unexercisable
                    -------------------------     -------------------------

Paul W. Mobley                0  / 0                       0   /  0
A. Scott Mobley          30,000 / 30,000                   0  /   0

(1) Based on a per share price of $0.625, the last reported transaction price of the Company's common stock on December 31, 1997.


Employment Agreement
--------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $240,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

Director Compensation
---------------------

The Company's outside directors receive standard directors' fees of $1,000 per year and $300 per meeting plus reimbursement of out-of-pocket expenses.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of September 18, 1998, there were 4,131,324 shares of the Company's common stock outstanding. The following table sets forth the amount and percent of the Company's common stock beneficially owned on September 18, 1998 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and,
(iii) all executive officers and directors as a group:


 Name and Address                            Amount and Nature                  Percent of Outstanding
of Beneficial Owner                        of Beneficial Ownership (1)             Common Stock (2)
-------------------                        ---------------------------          ----------------------
 Paul W. Mobley                                    1,529,013 (3)                         32.3%
    One Virginia Avenue, Suite 800
    Indianapolis, IN   46204
 Larry J. Hannah                                     547,963                             13.3%
    P.O. Box 29176
    Indianapolis, IN  46229-0176
 A. Scott Mobley (1)                                 578,326 (4)                         12.8%
    One Virginia Avenue, Suite 800
    Indianapolis, IN  46204
 Provident Financial Group, Inc.                     216,894 (5)                          5.0%
    One E. Fourth Street
    Cincinnati, OH  45202
 Donald A. Morrison, III                              72,919 (6)                          1.8%
    320 N. Meridian, #412
    Indianapolis, IN  46204
 All Executive Officers and
    Directors as a Group (6 Persons)               1,115,039                             28.0%

*Less than 1%

    (1)   All shares owned directly unless otherwise noted.
    (2) The percentage calculations are based upon 4,131,324 shares of the Company's common stock outstanding at September 18, 1998, plus, with respect to Mssrs. Paul W. and A. Scott Mobley and Provident Financial Group, the number of shares subject to options or warrants exercisable by each such shareholder on or prior to November 17, 1998.
    (3) This total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank.

    (4) Includes 25,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $4.25 per share for 6,500 common shares, $3.63 per share for 4,500 common shares, $3.25 per share for 6,500 common shares and $3.68 per share for 7,500 common shares. Also includes a warrant to purchase 400,000 shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank.
    (5) Based upon information set forth in a Report of Beneficial Ownership on Schedule 13D, dated November 19, 1997, filed by Provident Financial Group, Inc. ("Provident Financial"), an Ohio corporation and the parent corporation of Provident Bank, with respect to a warrant to purchase an aggregate of 3,500,000 shares of the Company's common stock at a price of $.01 per share received by the Bank as partial consideration for the Bank's obligations under the Amended and Restated Credit Agreement, dated as of November 19, 1997, by and among the Company, the Bank and the various lenders described therein. Pursuant to the Schedule 13D, Provident Financial reported that although the warrant is currently exercisable, Provident Financial is prohibited by the Bank Holding Company Act of 1956 from acquiring in excess of 5% of the Company's outstanding common stock.
    (6) This total includes 70,219 shares owned by Traub and Company, Inc ("Traub") in its investment account, of which Mr. Morrison is shareholder. Mr. Morrison disclaims beneficial ownership of such shares beyond his interest in Traub.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company were a party during 1997. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates require the approval of a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Paul W. Mobley leases a restaurant located in Indianapolis to GNR, Inc., a wholly-owned subsidiary of the Company, which lease has a remaining term of approximately five years and provides for rental payments of approximately $43,600 per year.

In September 1995, H-M Ltd., a corporation owned by Paul W. Mobley and Larry J. Hannah, leased a restaurant in Indianapolis, Indiana to the Company. This lease has a remaining term of 18 years and provides for rental payments of $72,000 per year. During 1997, approximately $72,000 in rental payments were made.

The Company believes that the terms of the above leases were substantially equivalent to market terms at the time such leases were entered into.

Larry J. Hannah has a consulting agreement with the Company to provide financial consulting services. The agreement provides for payments of $5,000 per month through December 1998. Paul Mobley had a guarantee agreement with the Company that required the payment of $2,500 per month. Mr. Mobley unilaterally terminated this agreement in November 1997. Mr. Mobley also loaned moneys from time to time to the Company to help meet cash flow requirements and as of December 31, 1997, Mr. Mobley had loans to the Company in the amount of $212,000. These amounts were included in accounts payable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following consolidated financial statements of Noble
            Roman's, Inc. and subsidiaries are included in Item 8:          Page
                                                                            ----

          Consolidated Balance Sheets - December 31, 1996 and 1997            20

          Consolidated Statements of Operations - years ended
            December 31, 1995, 1996 and 1997                                  21

          Consolidated Statements of Changes in Stockholders' Equity
            - years ended December 31, 1995, 1996 and 1997                    22

          Consolidated Statements of Cash Flows - years ended
            December 31, 1995, 1996 and 1997                                  23

          Notes to Consolidated Financial Statements                          24

          Report of Independent Auditors - Rubin, Brown, Gornstein
            & Co., LLP                                                        31

          Report of Independent Auditors - KPMG Peat Marwick LLP              32


          (a)   Exhibits

          Exhibit No.
          -----------

          3.1   Amended Articles of Incorporation of the Registrant          (1)
          3.2   Amended and Restated By-Laws of the Registrant

          4.1   Specimen Common Stock Certificates                           (1)

          10.3  Employment Agreement with Paul W. Mobley dated November 15,
                 1994                                                        (3)
          10.4  Credit Agreement with The Provident Bank dated December 1,
                 1995                                                        (5)
          10.5  Consulting Agreement with Larry J. Hannah dated April 1,
                 1993                                                        (3)
          10.6  1984 Stock Option Plan                                       (6)
          10.7  Form of Stock Option Agreement                               (6)

          11.1  Statement Re: Computation Per Share Earnings

          21.1  Subsidiaries of the Registrant                               (2)

          24.1 Not Applicable (unless going to sign as power of attorney for directors)
          -----------------------

                (1) Incorporated by reference from Registration Statement filed by the Registrant on Form S-18 on October 22, 1982 and ordered effective on December 14, 1982 (SEC No. 2-79963C), and, for the Amended Articles of Incorporation, from the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 on July 1, 1985. (SEC File No.2-84150).

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

                (6) Incorporated by reference from the Form S-8 filed by the registrant on November 29, 1994 (SEC File No. 33-86804).


          (b)   Reports on 8-K

                None.

                                   SIGNATURES
                                   ----------


         In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NOBLE ROMAN'S, INC.


Date:  October 19, 1998                By: /s/ Paul W. Mobley
      -----------------------          -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board


Date:  October 19, 1998                By: /s/ Mitchell E. Katz
      -----------------------          -----------------------------------------
                                       Mitchell E. Katz, Chief Financial Officer
                                       (Principal Accounting Officer)



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 19, 1998                /s/ Paul W. Mobley
      -----------------------          -----------------------------------------
                                       Paul W. Mobley
                                       Chairman of the Board and Director



Date:  October 20, 1998                /s/ A. Scott Mobley
      -----------------------          -----------------------------------------
                                       A. Scott Mobley
                                       President and Director



Date:  October 21, 1998                /s/ Donald A. Morrison, III
      -----------------------          -----------------------------------------
                                       Donald A. Morrison, III
                                       Director