Form 10-Q
period 1998-03-31
NOBLE ROMANS INC
filed 1998-11-05
CIK 709005

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

                           -----------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of October 30, 1998, there were 4,131,324 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following condensed consolidated financial statements are included herein:

     Condensed consolidated balance sheets as of December 31, 1997
          and March 31, 1998                                              Page 3

     Condensed consolidated statements of operations for the three
          months ended March 31, 1997 and 1998                            Page 4

     Condensed consolidated statements of cash flows for the three
         months ended March 31, 1997 and 1998                             Page 5

     Note to condensed consolidated financial statements                  Page 6


The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Based on the Company's business plan, the number of Express units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results thus far in 1998, management determined that it is more likely than not that the Company's deferred tax asset will be fully realized. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the growth of the Express will continue in the future nor can there be any assurance that the full-service restaurants can be operated successfully in the future. If negative events should occur in the future in either the Express or the full-service operations, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will undertake to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                          (Unaudited)
                                                                    December 31,           March 31,
                                                                        1997                 1998
                                                                   --------------       --------------
                        Assets
                        ------
Current assets:
  Cash                                                             $      68,136        $      35,521
  Accounts receivable                                                    380,816              381,436
  Inventories                                                            802,097              786,655
  Prepaid expenses                                                       158,260              317,996
                                                                   --------------       --------------
     Total current assets                                              1,409,309            1,521,608


Property and equipment, less accumulated depreciation and
  amortization of $3,379,356 and $3,560,076                            6,825,777            6,835,128
Deferred tax asset                                                     3,335,407            3,526,055
Costs in excess of assets acquired, net                                6,204,698            6,139,703
Other assets                                                             429,805              482,692
                                                                   --------------       --------------
                                                                   $  18,204,996        $  18,505,186
            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $   2,978,719        $   3,457,318
  Notes payable - current                                                 21,743              613,163
  Deferred franchise fees                                                 638,00              119,950
  Other current liabilities                                            1,855,118            1,405,006
                                                                   --------------       --------------
     Total current liabilities                                         4,919,380            5,595,437


Long-term liabilities:
  Senior note payable                                                  2,580,000            2,580,000
  Subordinated note payable                                           11,000,000           11,000,000
  Other long term debt                                                    22,863               21,374
  Capital leases                                                           8,201                4,312
                                                                   --------------       --------------
     Total long-term liabilities                                      13,611,064           13,605,686


Stockholders' equity
  Common stock (9,000,000 shares, issued 4,131,324 in 1997
    and 1998)                                                          8,318,431            8,318,431
  Accumulated deficit                                                 (8,643,879)          (9,014,368)
                                                                   --------------       --------------
     Total stockholders' deficit                                        (325,448)            (695,937)
                                                                   --------------       --------------
                                                                   $  18,204,996        $  18,505,186
                                                                   --------------       --------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                   1997                1998
                                                   ----                ----
Restaurant revenue                             $ 7,797,678          $ 5,509,571
Restaurant royalties                                32,749               34,698
Express royalties and fees                          17,141              322,644
Administrative fees and other                       51,522               53,643
                                               ------------         ------------
     Total revenue                               7,899,090            5,920,556


Restaurant operating expenses:
  Cost of revenue                                1,557,240            1,079,304
  Salaries and wages                             2,926,114            2,044,776
  Rent                                             788,794              550,688
  Advertising                                      389,836              275,499
  Other                                          1,890,884            1,340,949
Depreciation and amortization                      324,874              245,801
Express operating expenses                               -              217,219
General and administrative                         763,213              616,636
                                               ------------         ------------
     Operating loss                               (741,865)            (450,316)

Interest                                           474,564              111,073
                                               ------------         ------------

Loss before income taxes                        (1,216,429)            (561,389)

Income taxes benefit                              (413,586)            (190,900)
                                               ------------         ------------

Net loss                                       $  (802,843)         $  (370,489)
                                               ============         ============

Net loss per share                             $      (.19)         $      (.09)
                                               ------------         ------------


Weighted average number of common
  shares outstanding                             4,131,324            4,131,324


See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                   1997                1998
                                                                                   ----                ----
OPERATING ACTIVITIES
--------------------
 Net loss                                                                      $  (802,843)        $  (370,489)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                   324,874             245,801
   Deferred federal income taxes                                                  (405,622)           (190,648)
   Changes in operating assets and liabilities (increase) decrease in:
     Accounts receivable                                                           (20,145)               (620)
     Inventory                                                                     (33,762)             15,442
     Prepaid expenses                                                             (381,649)           (159,736)
     Other assets                                                                  (54,080)            (52,973)
   Increase (decrease) in:
     Accounts payable and other current liabilities                               (175,229)             28,487
     Deferred franchise fee                                                              -              56,150
                                                                               ------------        ------------
   NET CASH USED IN OPERATING ACTIVITIES                                        (1,548,456)           (428,586)

INVESTING ACTIVITIES
--------------------
 Purchase of fixed assets                                                         (219,490)           (190,071)
                                                                               ------------        ------------

   NET CASH USED IN INVESTING ACTIVITIES                                          (219,490)           (190,071)


FINANCING ACTIVITIES
--------------------
 Proceeds from borrowing                                                         2,034,288             592,365
 Principal payments on long-term debt and capital lease obligations               (258,293)             (6,323)
                                                                               ------------        ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                                 1,775,995             586,042
                                                                               ------------        ------------

INCREASE (DECREASE) IN CASH                                                          8,049             (32,615)

   Cash at beginning of period                                                      74,502              68,136
                                                                               ------------        ------------

   Cash at end of period                                                       $    82,551         $    35,521
                                                                               ------------        ------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
              Note to Condensed Consolidated Financial Statements
                                  (unaudited)



1.   SUBSEQUENT EVENT

     On August 13, 1998 the Company obtained additional financing of $2,000,000 from its primary lender. This financing is in the form of a promissory note due in December, 2001, bears interest at 2 1/2% over prime payable monthly. As additional compensation, the Bank received a warrant to purchase 750,000 shares of the Company's stock at $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 1997 and 1998


The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                              1997            1998
                                              ----            ----
Revenue:
  Restaurant revenue                          98.7%           93.1%
  Restaurant royalties                          .4              .6
  Express royalties and fees                    .2             5.4
  Administrative fees and other                 .7              .9
                                             -------         -------
                                             100.0           100.0
Restaurant operating expenses (1):
  Cost of revenue                             20.0            19.6
  Salaries and wages                          37.5            37.1
  Rent                                        10.1            10.0
  Advertising                                  5.0             5.0
  Other                                       24.2            24.3
Depreciation and amortization                  4.1             4.2
Express operating expense                        -             3.7
General and administrative                     9.7            10.4
                                             -------         -------
    Operating loss                            (9.4)           (7.6)

Interest                                       6.0             1.9
                                             -------         -------

    Loss before income taxes                 (15.4%)          (9.5%)


(1)  As a percentage of restaurant revenue.

Total revenue decreased $2.0 million, or 25.0%, for the three month period ended March 31, 1998 compared to the corresponding period in 1997. The principal reason for the decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997. In addition, the decreases were partially the result of same store sales declines of 8.5% for the three month period ended March 31, 1998 compared to the corresponding period in 1997. The same store sales declines reflect the negative impact of inconsistent service and product, in the Company's restaurants, during 1996 and 1997. As a result of the failed acquisition attempt in 1996 to acquire a 187 unit pizza chain in the northeast, the Company had massive restaurant level management turnover. This turnover of personnel resulted in poor service and inconsistent product to its customers.

In November 1997, the Company began an aggressive turnaround strategy in its full-service restaurants which included reorganizing management and a five point plan designed to provide a long term fix. The steps in order were to: (1) build morale, aggressively raid others for management talent, and improve all levels of management training; (2) alter the company's culture of strict cost controls to one of improved focus on customer service; (3) improve the company's product advantages creating even larger differentiations; (4) refocus attention on control systems; (5) integrate all steps and increase marketing and sales building efforts. The Company has corrected its service and product problem to a large degree and is in the process of restoring its customer base. Recent full-service store sales comparisons are positive compared to the same periods during the previous year.

Express royalties and fees were approximately $322,644 (royalties $121,670, initial franchise fees $62,000 and commissions $138,974) for the three month period ended March 31, 1998 compared to only $17,141 during the corresponding period in 1997. Franchising of Noble Roman's Pizza Express began in early 1997. At March 31, 1998, approximately 70 franchised Express units were open. Currently there are approximately 165 such franchised units open with approximately 70 more units sold to be opened over the next several months.

Cost of revenue as a percentage of restaurant revenue decreased from 20.0% to 19.6% for the three-month periods ended March 31, 1997 and 1998, respectively. The decrease was primarily the result of improved cost controls resulting from the Company's aggressive long-term turnaround strategy.

Salaries and wages decreased as a percentage of restaurant revenue from 37.5% to 37.1% for the three-month periods ended March 31, 1997 and 1998. The decrease occurred even though the Company increased labor schedules to improve customer service.

General and administrative expenses as a percentage of total revenue increased from 9.7% to 10.4% for the three-month periods ended March 31, 1997 and 1998. This increase was primarily attributable to the decline in total revenue. As a result of the restructuring plan, the Company has reduced its general and administrative expenses.

Operating loss improved from a loss of $741,900 to $450,300 during the three-month periods ended March 31, 1997 and 1998. The primary reason for the improved operating loss is the operating profit generated by the Express business combined with improved cost controls at the Company's full-service restaurants and a decrease in general and administrative expenses resulting from adherence to the restructuring plan.

Interest decreased from $474,600 to $111,000 for the three-month periods ended March 31, 1997 and 1998, respectively. The primary reason was the forgiveness of both principal and interest as a part of the debt restructuring on November 21, 1997 with the company's primary lender. See Liquidity and Capital Resources.

Net loss improved from $802,800 to $370,500 during the three-month periods ended March 31, 1997 and 1998, respectively. The reduction in the net loss was primarily the result of the financial and operational restructuring that the Company completed in 1997 and the rapid growth of the Express business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company's principal capital requirements arose from the costs associated with the development and opening of new restaurants and refurbishment of existing restaurants. However, no new restaurants have been opened in 1998. The Company's primary sources of working capital are cash flow from operations and borrowings.

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

The Company, as a result of the above referenced problems, suffered serious losses and defaulted on its loan agreement with its primary lender. As a part of its turn-around strategy, in May 1997, the Company closed 19 of its restaurants and sold four others to consolidate the remaining management, increased efforts to recruit personnel and undertook an extensive training program. Because of the very competitive labor market, the hiring and training process took more than a year. In November 1997, the Company negotiated a debt restructuring with its primary lender, The Provident Bank, whereby the lender agreed to: reduce the Company's outstanding debt by over $7 million; loan the Company an additional $2.6 million; give the Company a grace period until December 1, 1998 without either having to accrue or pay interest on the old portion of the debt; extend the term of the debt until December 2001 with no principal payments until December 1998; make principal payments after December 1998 variable depending on available cash flow; and fix the interest rate on the old debt at 8% per year commencing December 1998. These arrangements were made in exchange for a warrant to buy 2.8 million shares of Noble Roman's stock at a price of $.01 per share.

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

On August 13, 1998, the Company obtained additional financing from its primary lender in the amount of $2 million. This financing was in the form of a loan due in December, 2001 and bears interest at 2 1/2% over prime payable monthly. As additional compensation, the Bank received a warrant to purchase 750 thousand shares of the Company's stock at $.01 per share.

Currently, the Company has approximately 165 franchised Express units in operation with approximately 70 additional franchised units sold and scheduled to be opened over the next several months. Discussions and negotiations are ongoing with many other parties for additional franchise locations. The Company developed the Express concept in early 1997 to take advantage of its full-service products in the new, rapidly growing distribution channel of non-traditional locations. The Company developed a process whereby its high quality, superior tasting pizzeria products could be produced, distributed and prepared very simply in non-traditional locations with an end product virtually indistinguishable from its full-service products.

The Company plans to aggressively grow by expanding its Express franchise business. The business strategy for expansion of the Express franchise business includes the following principal elements:

- Continue to add units with direct franchises in convenience stores, grocery stores, universities, hotels, airports, hospitals and some stand alone units.

- Continue the plan to get the expanded breakfast menu with enhanced merchandising in existing Express units and to continue to include this program in new units as they open.

- Introduce the cold Italian sub sandwich program, with related merchandising, by December 1998 to existing units and include as a part of the program for new units.

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




                                                NOBLE ROMAN'S, INC.


                                                /s/ Paul W. Mobley
Date:                                           -----------------------------
        -------------------                     Paul W. Mobley,
                                                Chairman of the Board

                                                /s/ Mitchell E. Katz
Date:                                           -----------------------------
        -------------------                     Mitchell E. Katz
                                                (Chief Financial Officer)