Form 10-Q
period 1998-06-30
NOBLE ROMANS INC
filed 1998-11-05
CIK 709005

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

                           -----------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Condensed consolidated balance sheets as of December 31, 1997
          and June 30, 1998                                               Page 3

     Condensed consolidated statements of operations for the six
          months ended June 30, 1997 and 1998                             Page 4

     Condensed consolidated statements of cash flows for the six
         months ended June 30, 1997 and 1998                              Page 5

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

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                         (Unaudited)
                                                                    December 31,           June 31,
                                                                        1997                 1998
                                                                   --------------       --------------
                        Assets
                        ------
Current assets:
  Cash                                                             $      68,136        $      38,642
  Accounts receivable                                                    380,816              576,344
  Inventories                                                            802,097              782,803
  Prepaid expenses                                                       158,260              445,072
                                                                   --------------       --------------
     Total current assets                                              1,409,309            1,842,861


Property and equipment, less accumulated depreciation and
  amortization of $3,379,356 and $3,745,583                            6,825,777            6,802,042
Deferred tax asset                                                     3,335,407            3,664,275
Costs in excess of assets acquired, net                                6,204,698            6,074,708
Other assets                                                             429,805              478,882
                                                                   --------------       --------------
                                                                   $  18,204,996        $  18,862,768
            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $   2,978,719        $   4,053,892
  Notes payable - current                                                 21,743              612,195
  Deferred franchise fees                                                 638,00              131,800
  Other current liabilities                                            1,855,118            1,427,258
                                                                   --------------       --------------
     Total current liabilities                                         4,919,380            6,225,145


Long-term liabilities:
  Senior note payable                                                  2,580,000            2,580,000
  Subordinated note payable                                           11,000,000           11,000,000
  Other long term debt                                                    22,863               20,256
  Capital leases                                                           8,201                1,203
                                                                   --------------       --------------
     Total long-term liabilities                                      13,611,064           13,601,459


Stockholders' equity
  Common stock (9,000,000 shares, issued 4,131,324 in 1997
    and 1998)                                                          8,318,431            8,318,431
  Accumulated deficit                                                 (8,643,879)          (9,282,267)
                                                                   --------------       --------------
     Total stockholders' deficit                                        (325,448)            (963,836)
                                                                   --------------       --------------
                                                                   $  18,204,996        $  18,862,786
                                                                   --------------       --------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                              Six Months Ended                         Three Months Ended
                                                  June 30,                                  June 30,
                                          ------------------------                 --------------------------
                                          1997                1998                 1997                  1998
                                          ----                ----                 ----                  ----
Restaurant revenue                    $ 13,652,268        $ 11,288,357         $ 5,854,590           $ 5,778,786
Restaurant royalties                        54,134              76,106              28,337                41,408
Express royalties and fees                 102,757             861,217              64,805               538,573
Administrative fees and other              122,583             101,233              84,920                47,590
                                      -------------        ------------        ------------          ------------
     Total revenue                      13,931,742          12,326,913           6,032,652             6,406,357

Restaurant operating expenses:
    Cost of revenue                      2,796,879           2,207,478           1,239,639             1,128,174
    Salaries and wages                   5,008,628           4,148,162           2,082,514             2,103,386
    Rent                                 1,340,338           1,103,495             551,544               552,807
    Advertising                            682,562             566,797             292,726               291,298
    Other                                3,123,328           2,742,981           1,232,444             1,402,032
Depreciation and amortization              580,890             496,303             256,016               250,502
Express operating expenses                  82,412             498,681              61,048               281,462
General and administrative               1,453,687           1,260,941             711,838               644,305
Restructuring costs                      5,159,836                   0           5,159,836                     0
                                      -------------        ------------        ------------          ------------
         Operating loss                 (6,296,818)           (697,925)         (5,554,953)             (247,609)

Interest and other expense                 799,595             269,331             325,031               158,258
                                      -------------        ------------        ------------          ------------

Loss before income taxes                (7,096,413)           (967,256)         (5,879,984)             (405,867)

Income taxes benefit                    (2,412,800)           (328,868)         (1,999,214)             (137,968)
                                      -------------        ------------        ------------          ------------

Net loss                              $ (4,683,613)       $   (638,388)        $(3,880,770)          $  (267,899)
                                      -------------        ------------        ------------          ------------

Net loss per share                         $ (1.13)             $ (.15)             $ (.94)               $ (.06)

Weighted average number of common
shares outstanding                       4,131,324           4,131,324           4,131,324             4,131,324


See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      ------------------------
                                                                                      1997                1998
                                                                                      ----                ----
OPERATING ACTIVITIES
--------------------
 Net loss                                                                         $(4,683,613)        $  (638,388)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                      647,127             496,217
   Restructuring costs                                                              4,753,384                   -
   Deferred federal income taxes                                                   (2,404,836)           (328,868)
   Changes in operating assets and liabilities (increase) decrease in:
     Accounts receivable                                                              (80,707)           (195,528)
     Inventory                                                                         40,762              19,294
     Prepaid expenses                                                                (301,787)           (286,812)
     Other assets                                                                     (81,225)            (49,077)
   Increase (decrease) in:
     Accounts payable                                                                  27,772           1,075,173
     Other current liabilities                                                         12,924            (427,860)
     Deferred franchise fee                                                                 -              68,000
                                                                                  ------------        ------------

   NET CASH USED IN OPERATING ACTIVITIES                                           (2,070,199)           (267,849)

INVESTING ACTIVITIES
--------------------
 Purchase of fixed assets                                                            (452,136)           (342,492)
                                                                                  ------------        ------------

   NET CASH USED IN INVESTING ACTIVITIES                                             (452,136)           (342,494)

FINANCING ACTIVITIES
--------------------
 Proceeds from long-term debt and notes payable                                     2,787,272             592,367
 Principal payments on long-term debt and capital lease obligations                  (283,713)            (11,520)
                                                                                  ------------        ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                        2,503,559             580,847
                                                                                  ------------        ------------
DECREASE IN CASH                                                                      (18,776)            (29,494)

   Cash at beginning of period                                                         74,502              68,136
                                                                                  ------------        ------------

   Cash at end of period                                                          $    55,726         $    38,642
                                                                                  ------------        ------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Six-month and three-month periods ended June 30, 1997 and 1998


The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                Six Months Ended                Three Months Ended
                                                    June 30,                         June 30,
                                            -----------------------            --------------------
                                            1997               1998            1997            1998
                                            ----               ----            ----            ----
Revenue:
  Restaurant revenue                        98.0%              91.6%           97.0%           90.2%
  Restaurant royalties                        .4                0.6              .5              .7
  Express royalties and fees                  .7                7.0             1.1             8.4
  Administrative fees and other               .9                 .8             1.4              .7
                                           -------            -------         -------         -------
                                           100.0              100.0           100.0           100.0
Restaurant operating expenses (1):
  Cost of revenue                           20.5               19.6            21.2            19.5
  Salaries and wages                        36.7               36.8            35.6            36.4
  Rent                                       9.8                9.8             9.4             9.6
  Advertising                                5.0                5.0             5.0             5.0
  Other                                     22.9               24.3            21.1            24.3
Depreciation and amortization                4.2                4.0             4.2             3.9
Express operating expense                     .6                4.1             1.0             4.4
General and administrative                  10.4               10.3            11.8            10.1
Restructuring costs                         37.0                  -            85.5               -
                                           -------            -------         -------         -------
     Operating loss                        (45.2)              (5.7)          (92.1)           (3.9)

Interest                                     5.7                2.2             5.4             2.4
                                           -------            -------         -------         -------

     Loss before income taxes              (50.9%)             (7.9%)         (97.5%)          (6.3%)


(1)  As a percentage of restaurant revenue


Total revenue increased $373.7 thousand, or 6.2% for the three-month period ended June 30, 1998 compared to the same period in 1997. The primary reason for the increase is the growth of the Express business plus same store sales increase of 1.8% in the full-service restaurants. Total revenue decreased $1.6 million, or 11.5%, for the six-month period ended June 30, 1998 compared to the same period in 1997. The primary reason for this decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997 plus same store sales decrease of 5.2% in the full-service restaurants. Same store sales increase during the second quarter is the result of the Company's aggressive turnaround strategy following a period of inconsistent service and product during 1996 and 1997 which resulted in same store sales declines.

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

Express royalties and fees were approximately $538,600 (royalties $177,300, initial franchise fees $102,700 and commissions $258,600) and $861,200 (royalties $299,000, initial franchise fees $164,600 and commissions $397,600) for the three-month and six-month periods ended June 30, 1998 compared to only $64,800 and $102,800 during the corresponding periods in 1997. Franchising of Noble Roman's Pizza Express began in early 1997. At June 30, 1998, approximately 109 franchised Express units were open. Currently there are approximately 165 such franchised units open with approximately 70 more units sold to be opened over the next several months.

Cost of revenue as a percentage of restaurant revenue decreased from 21.2% and 20.5% to 19.5% and 19.6% for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The decrease is primarily the result of improved cost controls resulting from the Company's aggressive long-term turnaround policy.

Salaries and wages increased as a percentage of restaurant revenue from 35.6% and 36.7% to 36.4% and 36.8% for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The increase is the result of increased labor costs to improve customer service. This increased staffing level was necessary to overcome perception created in 1996 and 1997.

General and administrative expenses as a percentage of total revenue decreased from 11.8% and 10.4% to 10.1% and 10.3% for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. This decrease is primarily attributable to the effective adherence to the restructuring plan and the increase in revenue from the growth of the Express business.

Operating loss improved from a loss of $5.6 million and $6.3 million to a loss of $247,600 and $697,900 during the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The operating results for the three-month and six-month periods ending June 30, 1997 included restructuring costs of $5.2 million and $5.2 million, respectively. Excluding the expenses resulting from the Company's restructuring, the Company's operating income (loss) for the three-month and six-month periods ended June 30, 1997 were a loss of $395,100 and $1.1 million, respectively. Excluding the effect of the restructuring costs in 1997, the Company realized an improvement in operating income of $147,500 and $439,100 during the three-month and six-month periods ended June 30, 1998 compared to the same periods in 1997. The primary reason for the improved operating loss is the operating profit of the Express business combined with reduced costs of the Company's full-service restaurants and a decrease in general and administrative resulting from adherence to the restructuring plan.

Interest decreased from $325,000 and $799,600 to $158,000 and $269,300 for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The primary reason was the forgiveness of both principal and interest as a part of the debt restructuring on November 21, 1997 with the company's primary lender. See Liquidity and Capital Resources.

Net loss improved from $3.9 million and $4.7 million to a loss of $267,900 and $638,400 during the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The reduction in the net loss was primarily the result of the financial and operational restructuring that the Company completed in 1997 and the rapid growth (from 46 units open to 165 units open in the last 10 months) of the Express business.

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