Form 10-Q
period 1998-09-30
NOBLE ROMANS INC
filed 1999-08-23
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           ---------   -------

                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)


          Indiana                                          35-1281154
(State or other jurisdiction                           (I.R.S. Employer
      of organization)                                 Identification No.)

     One Virginia Avenue, Suite 800
           Indianapolis, Indiana                              46204
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
                                    Yes       No  X
                                        ---      ---

As of August 13, 1999, there were 5,565,390 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         The following condensed consolidated financial statements are included herein:

            Notes to condensed consolidated financial statements        Page 2

            Condensed consolidated balance sheets as of
                 December 31, 1997 and September 30, 1998               Page 4

            Condensed consolidated statements of operations for the nine
                 and three months ended September 30, 1997 and 1998     Page 5

            Condensed consolidated statements of cash flows for the nine
                 months ended September 30, 1997 and 1998               Page 6


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

SUBSEQUENT EVENTS

On December 28, 1998 the Company entered into two transactions resulting in the exchange of 1.3 million shares of common stock for certain liabilities totaling $2.6 million. The Company issue 500,000 shares of common stock in exchange for $1.0 million of trade payables due to a certain vendor of the Company and issued 800,000 shares of common stock in exchange for $1.6 million due to The Provident Bank, the Company's principal lender.

On May 1, 1999, the Company obtained a $2.2 million investment by various investors associated with The Geometry Group, New York, for funding continued expansion of its Express business and for general corporate purposes. This investment was in the form of convertible participating income notes due April 15, 2003. At maturity the notes may be converted to stock at the holder's option.

The following is an unaudited pro forma balance sheet to the May 1, 1999 transaction as if it had occurred on December 31, 1998:

                      Noble Roman's, Inc. and Subsidiaries
                       Pro Forma Balance Sheet (Unaudited)
                                December 31, 1998

                                                                                           Pro Forma
                                                 Actual                                   Balance Sheet
                                                12/31/98         Debit         Credit       12/31/98
                                                --------         -----         ------     -------------
Current assets                                $ 1,638,271        650,000                   $ 2,288,271
Net property and equipment                      6,657,638                                    6,657,638
Cost in excess of assets acquired, net          5,944,718                                    5,944,718
Deferred tax asset                              4,442,726                                    4,442,726
Other assets                                      459,202        333,645                       792,847
                                              -----------                                  -----------
Total assets                                  $19,142,555                                  $20,126,200
                                              ===========                                  ===========

Current liabilities                           $ 3,879,361      1,271,455                   $ 2,607,906
Total long-term obligations                    14,187,464        275,000      2,235,600     16,148,064
                                                                                275,000
Total stockholders' equity                      1,075,730                        19,500      1,370,230
                                              -----------                     ---------    -----------
Total liabilities and stockholders' equity    $19,142,555                                  $20,126,200
                                              ===========                                  ===========

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                December 31,     September 30,
                                                                    1997             1998
                                                                -------------    ------------
                                Assets
                                ------
Current assets:
    Cash                                                        $     68,136     $     39,908
    Accounts receivable                                              380,816          673,167
    Inventories                                                      802,097          835,913
    Prepaid expenses                                                 158,260          835,383
                                                                -------------    ------------
         Total current assets                                      1,409,309        2,384,371

Property and equipment, less accumulated depreciation and
    amortization of $3,379,356 and $3,940,814                      6,825,777        6,783,396
Deferred tax asset                                                 3,335,407        3,880,207
Costs in excess of assets acquired, net                            6,204,698        6,009,713
Other assets                                                         429,805          475,669
                                                                -------------    ------------
                                                                $ 18,204,996     $ 19,533,356
                                                                -------------    ------------


                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                       $  2,978,719     $  3,345,212
    Notes payable - current                                           21,743          611,207
    Deferred franchise fees                                           63,800          146,300
    Other current liabilities                                      1,855,118        1,197,048
                                                                -------------    ------------
         Total current liabilities                                 4,919,380        5,299,767

Long-term liabilities:
    Senior note payable                                            2,580,000        2,580,000
    Subordinated note payable (net of warrant valuation of
        $690,885 in 1998)_                                        11,000,000       12,309,115
    Other long term debt                                              22,863           18,757
    Capital leases                                                     8,201             --
                                                                -------------    ------------
         Total long-term liabilities                              13,611,064       14,907,872

Stockholders' equity
    Common stock (9,000,000 shares, issued 4,131,324 in 1997
         and 1998)                                                 8,318,431        9,027,031
    Accumulated deficit                                           (8,643,879)      (9,701,314)
                                                                -------------    ------------
        Total stockholders' deficit                                 (325,448)        (674,283)
                                                                -------------    ------------
                                                                $ 18,204,996     $ 19,533,356
                                                                -------------    ------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Nine Months Ended                Three Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     1997             1998             1997             1998
                                                 ------------     ------------     ------------     ------------
Restaurant revenue                               $ 19,394,323     $ 17,175,756     $  5,742,055     $  5,887,399
Restaurant royalties                                   92,438          102,015           38,304           25,909
Express royalties and fees                            242,888        1,453,758          140,131          592,541
Administrative fees and other                         126,513          135,876            3,933           34,643
                                                 ------------     ------------     ------------     ------------
     Total revenue                                 19,856,165       18,867,405        5,924,423        6,540,492

Restaurant operating expenses:
    Cost of revenue                                 4,088,086        3,384,917        1,291,207        1,177,439
    Salaries and wages                              7,074,841        6,285,320        2,066,213        2,137,158
    Rent                                            1,891,956        1,660,109          551,618          556,614
    Advertising                                       969,679          858,777          287,117          291,980
    Other                                           4,301,150        4,273,729        1,177,822        1,530,748
Depreciation and amortization                         840,325          756,529          259,435          260,226
Express operating expenses                            118,340          561,422           35,928          234,741
General and administrative                          2,083,166        2,230,680          629,479          752,739
Restructuring costs                                 5,159,836             --               --               --
                                                 ------------     ------------     ------------     ------------
         Operating loss                            (6,671,214)      (1,099,078)        (374,396)        (401,153)

Interest and other expense                            880,426        1,042,772           80,831          413,683
                                                 ------------     ------------     ------------     ------------

Loss before income tax and extraordinary item      (7,551,640)      (2,141,850)        (455,227)        (814,836)

Income tax benefit                                 (2,568,400)        (728,269)        (155,600)        (277,084)
                                                 ------------     ------------     ------------     ------------

Loss before extraordinary item                     (4,983,240)      (1,413,581)        (299,627)        (537,752)

Extraordinary item, net of tax expense of
    $183,469 and $61,156                                 --            356,146             --            118,705
                                                 ------------     ------------     ------------     ------------

Net loss                                         $ (4,983,240)    $ (1,057,435)    $   (299,627)    $   (419,047)
                                                 ============     ============     ============     ============

Net loss per share                               $      (1.21)    $       (.26)    $       (.07)    $       (.10)

Weighted average number of common shares
outstanding                                         4,131,324        4,131,324        4,131,324        4,131,324

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              ----------------------------
                                                                                  1997           1998
                                                                              -----------     -----------
OPERATING ACTIVITIES
--------------------
    Net loss                                                                  $(4,983,240)    $(1,057,435)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                              840,325         774,244
       Restructuring costs                                                      4,753,384            --
       Deferred federal income taxes                                           (2,560,436)       (544,800)
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                  (274,536)       (292,351)
            Inventory                                                              54,178         (33,816)
            Prepaid expenses                                                     (609,965)       (677,123)
            Other assets                                                           96,818         (45,864)
        Increase (decrease) in:
            Accounts payable and other current liabilities                        638,830        (291,577)
            Deferred franchise fee                                                 65,000          82,500
                                                                              -----------     -----------

        NET CASH USED IN OPERATING ACTIVITIES                                  (1,979,642)     (2,086,222)

INVESTING ACTIVITIES
--------------------
    Purchase of fixed assets                                                     (567,469)       (519,162)
                                                                              -----------     -----------

        NET CASH USED IN INVESTING ACTIVITIES                                    (567,469)       (519,162)

FINANCING ACTIVITIES
--------------------
    Proceeds from long-term debt and notes payable                              2,814,767       2,592,366
    Principal payments on long-term debt and capital lease obligations           (281,233)        (15,210)
                                                                              -----------     -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,533,534       2,577,156
                                                                              -----------     -----------

DECREASE IN CASH                                                                  (13,577)        (28,228)

        Cash at beginning of period                                                74,502          68,136
                                                                              -----------     -----------

        Cash at end of period                                                 $    60,925     $    39,908
                                                                              -----------     -----------

Supplemental schedule of non-cash investing and financing activities

As a result of the Company's debt restructuring with The Provident Bank, the Company was not required to pay interest on $11,000,000 note payable to The Provident Bank for the period November 1, 1997 through October 31, 1998. The computed interest cost for such note for the nine-month period ended September 30, 1998 is $539,615.

See accompanying note to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Nine-month and three-month periods ended September 30, 1997 and 1998



The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                            Nine Months Ended              Three Months Ended
                                                               September 30,                  September 30,
                                                          ----------------------         ----------------------
                                                           1997             1998          1997             1998
                                                           ----             ----          ----             ----
Revenue:
    Restaurant revenue                                      97.7%           91.0%          96.9%            90.0%
    Restaurant royalties                                      .5             0.6             .6               .4
    Express royalties and fees                               1.2             7.7            2.4              9.1
    Administrative fees and other                             .6              .7             .1               .5
                                                          ------          ------         ------           ------
                                                           100.0           100.0          100.0            100.0
Restaurant operating expenses (1):
    Cost of revenue                                         21.1            19.7           22.5             20.0
    Salaries and wages                                      36.5            36.6           36.0             36.3
    Rent                                                     9.8             9.7            9.6              9.5
    Advertising                                              5.0             5.0            5.0              5.0
    Other                                                   22.2            24.9           20.5             26.0
Depreciation and amortization                                4.2             4.0            4.4              4.0
Express operating expense                                     .6             3.0             .6              3.4
General and administrative                                  10.5            11.8           10.6             11.5
Restructuring costs                                         26.0               -              -                -
                                                          ------          ------         ------           ------
      Operating loss                                       (33.6)           (5.8)          (6.3)            (6.1)

Interest                                                     4.4             5.5            1.4              6.3
                                                          ------          ------         ------           ------

      Loss before income tax and extraordinary item        (38.0%)         (11.4%)         (7.7%)         ( 12.5%)

(1)  As a percentage of restaurant revenue

Total revenue increased $616.1 thousand, or 10.4% for the three-month period ended September 30, 1998 compared to the same period in 1997. The primary reason for the increase is the growth of the Express business plus same store sales increase of 2.5% in the full-service restaurants. Total revenue decreased $988.8 thousand, or 5.0%, for the nine-month period ended September 30, 1998 compared to the same period in 1997. The primary reason for this decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997 plus same store sales decrease of 2.7% in the full-service restaurants. The same store sales increase during the third quarter is the result of the Company's aggressive turnaround strategy following a period of inconsistent service and product during 1996 and 1997 which resulted in same store sales declines. The Express business has grown to represent 9.1% of the Company's total revenues during the third quarter of 1998 compared to 2.4% during the same period in 1997.

Express royalties and fees were approximately $592,500 and $1,453,800 for the three-month and nine-month periods ended September 30, 1998 compared to $140,100 and $242,900 during the corresponding periods in 1997. Franchising of Noble Roman's Pizza Express began in early 1997.

Cost of revenue as a percentage of restaurant revenue decreased from 22.5% and 21.1% to 20.0% and 19.7% for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively. The decrease is the result of improved cost controls resulting from the Company's aggressive long-term turnaround policy coupled with a change in the method of recording many of the specials at net sales price rather than gross, offset by significantly higher cheese prices during the third quarter of 1998 compared to last year. In the Company's menu, all items are individually priced. Some time in the past the Company began offering in-restaurant specials for a combination of items (such as individual sized pizza, order of breadsticks and medium drink) for a price which was a discount to the total price of the individual items. During 1997, the Company changed its method of reporting these specials and recorded the sale at the combination price with no charge to discount expense. During 1998, the Company reverted back to its historical method of recording the sales at the individual item price and a charge to discount expense for the discounted amount. While causing cost of revenues to decrease and other restaurant expenses to increase in 1998, the change had no effect on sales, restaurant operating margins or net income.

Salaries and wages increased slightly as a percentage of restaurant revenue from 36.0% and 36.5% to 36.3% and 36.6% for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively. The increase is the result of increased labor costs to improve customer service. This increased staffing level was necessary to overcome perception created in 1996 and 1997.

Other restaurant expenses were 20.5% and 22.2% compared to 26.0% and 24.9% for the three-month and nine-month periods ended September 30, 1998. This increase in expense as a percentage of restaurant revenue was primarily the result of the changes in recording discounts as discussed above relating to cost of revenue.

General and administrative expenses as a percentage of total revenue increased from 10.6% and 10.5% to 11.5% and 11.8% for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively. This increase is primarily attributable to the growth of the Express business.

Operating loss increased from $374.4 thousand to a loss of $401.2 thousand during the three-month period ended September 30, 1998 compared to the same period in 1997. Increases in revenues from the growth of the Express business plus the same store sales increase were offset by increased restaurant operating expenses. Operating loss improved from a loss of $6.7 million to a loss of $1.1 million during the nine-month periods ended September 30, 1998 and 1997. The operating results for the nine-month period ending September 30, 1997 included restructuring costs of $5.2 million. Excluding the expenses resulting from the Company's restructuring, the Company's operating loss for the nine-month period ended September 30, 1998 was $1.5 million. Excluding the effect of the restructuring costs in 1997, the Company realized an improvement in operating income of $412.3 thousand during the nine-month period ended September 30, 1998 compared to the same period in 1997. The primary reason for the improved results is growth of the Express business.

Interest increased from $80.8 thousand to $413.7 thousand for the three-month period ended September 30, 1998. The primary reason for the increase was that certain interest was not recorded in the three months ended September 30, 1997 due to the subsequent forgiveness of both principal and interest as part of the debt restructuring on November 21, 1997 with the Company's primary lender. Due to the effect of that restructuring, interest expense increased from $880.4 thousand to $1.0 million for the nine-month periods ended September 30, 1998 and 1997.

Net loss increased from $299.6 thousand to $537.8 thousand during the three-month period ended September 30, 1998 and 1997. Net loss improved from $5.0 to a loss of $1.4 million during the nine-month periods ended September 30, 1998 and 1997. Excluding restructuring costs incurred in 1997, net loss improved from a loss of $1.6 million to a loss of $1.4 million. The reduction in the net loss was primarily the result of the financial and operational restructuring that the Company completed in 1997 and the rapid growth of the Express business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1995 and 1996, the Company attempted a major acquisition of a 187-unit pizza restaurant chain operating in seven states in the Northeast as a part of a strategic decision to acquire and consolidate other regional chains. For a number of reasons this attempted acquisition failed, despite senior management devoting substantially all of its attention to that attempt for a period of almost 18 months. As the Company's focus was increasingly on the acquisition transaction, the Company's primary market was, as a result of several demographic/consumption trends, targeted for expansion by a large number of mid-scale dining chains for expansion. The unemployment rates in the Company's labor markets were approaching record lows and the Company's personnel were aggressively recruited by others. Senior management, due to the acquisition transaction, were unable to participate in daily operations during the period.

Because of the Company's dramatic turnover and its inability to stabilize staffing levels through ordinary recruiting efforts, sales and margins declined. The Company suffered serious losses and defaulted on its loan agreement with its primary lender. Due to a lack of staffing and the Company's financial difficulties, the Company closed 19 of its restaurants in May 1997 and launched a turnaround strategy consisting of three primary elements:

    o Negotiated a series of debt restructurings with its primary lender, The Provident Bank, whereby the Bank loaned the Company additional funds, converted a portion of its debt to equity and extended maturity of remaining debt. The Company also obtained additional funding from various investors associated with the Geometry Group, New York, in the form of convertible participating income notes which may, at the option of the investors, be converted to equity April 15, 2003.

    o Restructured the Company's executive staff including the appointment of Scott Mobley as President, Wade Shanower as Vice President of Operations, Troy Branson as Vice President of Franchising, Art Mancino as Vice President of Development and Dan Hutchison as Chief Financial Officer.

    o Began franchising Noble Roman's Pizza Express for non-traditional locations such as convenience stores, grocery stores, truck stops, travel centers, universities, bowling centers and to other traditional restaurants as a co-brand.

On April 30, 1999, the Company obtained $2,235,600 in additional funding from various investors associated with The Geometry Group based in New York City, who purchaed participating income notes of the Company (the "Participating Notes") and warrants to purchase at any time prior to December 31, 2001 an aggregate of 275,000 shares of the Company's common stock at a price of $.01 per share. The Participating Notes mature on April 15, 2003 and are payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.375 per share or in a combination thereof. Interest on the Participating Notes accrues at a rate per annum equal to each investor's pro rata share of the Company's revenues associated with the Company's Pizza Express. Such interest is payable in cash monthly, provided, however, that to the extent that the interest otherwise payable to an investor would exceed such investor's pro rata share of the sum of $33,534, all interest in excess of such amount shall be paid in the form of a PIK Note of the Company. Each PIK Note matures on April 15, 2003 and, similar to the Participating Notes, is payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.375 per share or in a combination thereof.

As a result of the Company's debt restructuring, the exchange of debt for equity, and the $2.2 million investment on April 30, 1999 by various funds associated with The Geometry Group, New York in the form of convertible participating income notes, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. Currently, the Company anticipates that its capital expenditures for 1999 will be approximately $500 thousand primarily for improvements to its existing full-service restaurants.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, and changes in prices or supplies of food ingredients and labor. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

The Company is currently assessing its preparedness for year 2000 as it relates to its information systems. The Company has begun the process of working with outside advisors to update or replace various systems so all information system software will be year 2000 compliant by the third quarter 1999. Although there can be no assurance, management anticipates that issues related to year 2000 will have no material effect on the business, the results of operations or on the Company's financial condition.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statements.

         Legal proceedings against the Company include REH Acquisition, Ltd. ("REH") versus Noble Roman's, Inc. and The Provident Bank., filed July 20, 1998 in the United States District Court for the Southern District of New York. The complaint alleges that the Company breached agreements entered into with the Plaintiff to seek to fund and restructure the Company's bank debt. The Company has denied liability and will defend vigorously. The Company has filed a counter-claim against REH and Elliott and Robert Herskowitz, individually, for false and malicious misrepresentations seeking actual and punitive damages against each of them.


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




                                               NOBLE ROMAN'S, INC.


                                               /s/ Paul W. Mobley
Date: August 23, 1999                          -----------------------------
     ----------------                          Paul W. Mobley, President
                                               (Principal Executive Officer)