Form 10-K405
period 1998-12-31
NOBLE ROMANS INC
filed 1999-08-23
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                        $6,578,968 as of August 3, 1999

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
             5,565,390 shares of common stock as of August 3, 1999


Documents Incorporated by Reference:  None

                              NOBLE ROMAN'S, INC.
                                   FORM 10-K
                          Year Ended December 31, 1998

                               Table of Contents


Item #
in Form 10-K                                                              Page

                                     PART I


1.      Business                                                             3
2.      Properties                                                           6
3.      Legal Proceedings                                                    7
4.      Submission of Matters to a Vote of Security Holders                  7


                                    PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters                                                  8
6.      Selected Financial Data                                              9
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           10
8.      Financial Statements and Supplementary Data                         17
9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                            30


                                    PART III

10.     Directors and Executive Officers of the Registrant                  30
11.     Executive Compensation                                              32
12.     Security Ownership of Certain Beneficial Owners and Management      33
13.     Certain Relationships and Related Transactions                      34


                                    PART IV
14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K    36

                                     PART I

ITEM  1.   BUSINESS

GENERAL INFORMATION
-------------------

Noble Roman's, Inc. (the "Company") sells franchises for non-traditional food service locations and operates casual dining restaurants that specialize in serving high quality pizza. The Company has awarded more than 360 franchises in 24 states for its Express concept since 1997 and has 51 full-service restaurants, four of which are franchises.

Noble Roman's, "The Better Pizza People", offers a Pizza Express franchise to simplify food service operations for non-traditional locations such as universities, bowling centers, convenience stores, grocery stores, truck stops, travel centers and other venues where customer traffic already exists. In addition, The Company offers franchises to traditional restaurant concepts as a co-brand.

A Noble Roman's franchise requires a modest investment by the franchisee, has minimal staffing requirements, enables the franchisee to operate low food cost and offers a menu of great tasting food products. The menu items are delivered to the franchisee weekly by third party vendors already prepared. The franchisee need only assemble then bake the products in a small conveyor oven prior to serving them fresh to the customer.

The Company's full-service restaurants are located primarily in free-standing northern Italian style buildings. The Company attempts to differentiate its full-service restaurants from other pizza restaurants by offering a broad selection of superior tasting pizza products at a menu price comparable to "ordinary pizza". The Company seeks to reach a diverse customer base by offering a casual dining atmosphere in addition to a quick service menu at lunch, carry-out, drive-thru and delivery service all day.


NOBLE ROMAN'S PIZZA EXPRESS
---------------------------

The Company developed and began to offer franchises of its Express concept in early 1997. The Express concept was designed to capitalize on its full-service products but with minimal labor requirements in the rapidly growing distribution channel of non-traditional locations. The Company has awarded more than 330 franchises for non-traditional locations since 1997. The Company plans to continue aggressively expanding its Express concept and currently has discussions and negotiations ongoing for many additional franchise locations.

The Express concept is simple and inexpensive to operate, has a low investment cost for the franchisee (approximately $30,000 each), low cost of sales (approximately 23%-25% at recommended retail prices), simple product procedures, low staffing requirements and uses approximately 100 square feet of existing space. The system is fast and convenient for customers and features fresh-baked, great tasting individual and large pizzas, breadsticks with dip, buffalo wings, baked pasta and hot deli sandwiches plus a breakfast menu consisting of biscuit sandwiches, Pan One omelets, biscuits and gravy, and cinnamon rounds. The products are all delivered to the franchisee pre-prepared; the franchisee need only assemble then bake the products in a small conveyor oven prior to serving them fresh to the customer. Because the Express units are targeted for existing facilities it is possible to open a unit within two weeks or less from the time the franchise is sold.

FULL SERVICE RESTAURANTS
------------------------

The Company's 47 owned and 4 franchised full-service restaurants are located primarily in Indiana. The Company's emphasis is on increasing same store sales in its full-service restaurants by improving customer service and consistency, and through successful product promotion.

The Company's full-service restaurants specialize in high-quality pizza with the emphasis on taste, crust and topping variety with menu prices targeted to be comparable to "ordinary pizza". The menu features a choice of three crust styles: The Hand-Tossed Round, a round crust hand-tossed to order using traditional tossing techniques; the Monster(R), an extra-thick pan pizza made with 50% more topping and 50% more cheese; and the Deep-Dish Sicilian with a thick but light and airy crust baked with olive oil in an old-fashioned, rectangular pan to produce crispy, caramelized edges. Of total pizzas sold, Hand-Tossed Round represents approximately 65%, Deep-Dish Sicilian approximately 15%, Monster pizzas approximately 5% and individual pan pizzas approximately 15%. The Company offers a choice of 31 toppings. Another signature product for the Company is Breadsticks, hand-rolled and fresh-baked throughout the day. Breadsticks account for approximately 20% of food sales. In 1998, non-beverage sales accounted for approximately 88% of total restaurant revenue.

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


RECENT HISTORY
--------------

During 1995 and 1996, the Company attempted an acquisition of a 187-unit pizza restaurant chain operating in seven states in the Northeast as a part of a strategic decision to acquire and consolidate other regional chains. For a number of reasons the attempted acquisition failed, despite senior management devoting substantially all of its attention to that attempt for a period of almost 18 months. As the Company's focus was increasingly on the acquisition transaction, the Company's primary market was, as a result of several demographic/consumption trends, targeted for expansion by a large number of mid-scale dining chains for expansion. The unemployment rates in the Company's labor markets were approaching record lows and the Company's personnel were aggressively recruited by others. Senior management, due to the acquisition transaction, was unable to participate in daily operations during the period.

Because of the Company's dramatic turnover and its inability to stabilize staffing levels through ordinary recruiting efforts, sales and margins declined. The Company suffered serious losses and defaulted on its loan agreement with its primary lender. Due to a lack of staffing and the Company's financial difficulties, the Company closed 19 of its restaurants in May 1997 and initiated a turnaround strategy consisting of three primary elements:

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

        o Restructured the Company's executive staff, including the appointment of Scott Mobley as President, Wade Shanower as Vice President of Operations, Troy Branson as Vice President of Franchising, Art Mancino as Vice President of Development and Dan Hutchison as Chief Financial Officer.

       o Began franchising Noble Roman's Pizza Express for non-traditional locations such as convenience stores, grocery stores, truck stops, travel centers, universities, bowling centers and to other traditional restaurants as a Co-Brand.

The Express concept is designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to be convenient and quick for its customers. Based on experience to date, the Company believes that franchising its Express concept offers opportunities for rapid growth for the next several years.

COMPETITION
-----------

The traditional-service restaurant industry is intensely competitive with respect to price and levels of product promotions, service, location and food quality. The Company's full-service units compete with local, regional and national pizza chains, casual dining and fast food restaurants. The Company also competes with all restaurants in its markets for management and hourly employees. A significant change in pricing or other business strategies by one or more of the Company's competitors, including an increase in the number of restaurants in the Company's territories, could have an adverse impact on the Company's results of operations. The Company competes in its full service restaurants primarily on the basis of product quality, service and restaurant atmosphere. Franchising of the Express, although competitive, is much less so than is the competition for its full-service restaurants. In its Express business the Company competes on the basis of product quality, investment cost, cost of sales, simplicity of the operation and labor requirements.

SEASONALITY OF SALES
--------------------

Sales at Noble Roman's restaurants are seasonal in nature reflecting changes in weather, outdoor activities, and school calendars. Due to the location of the majority of Company operations, sales in winter months, particularly January through March, are very sensitive to sudden drops in temperature and the occurrence of precipitation. In general, sales are strongest in the third and fourth quarters of the calendar year and lower in the first and second quarters.

EMPLOYEES
---------

As of August 3, 1999, the Company employed approximately 1,270 persons. Of these, approximately 48 were engaged in various executive and administrative functions, and the remaining employees were engaged in restaurant operations, approximately 150 including 20 Express employees are full-time with the balance being part-time. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

GOVERNMENT REGULATION
---------------------

The Company is subject to various federal, state and local laws affecting its business. The Company's restaurants are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing minimum wages, overtime and working conditions. Franchising is subject to various Federal and State franchising laws.

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


ITEM 2.   PROPERTIES

The following table shows the locations of the 47 Company-owned full-service restaurants.

         Location                                                   Total
         --------                                                   -----
         Bloomington, Indiana........................................   4
         Columbus, Indiana...........................................   2
         Evansville, Indiana.........................................   6
         Indianapolis, Indiana (Metropolitan Area)...................  25
         Jasper, Indiana.............................................   1
         Lafayette, Indiana..........................................   2
         Marion, Indiana.............................................   1
         Martinsville, Indiana.......................................   1
         Muncie, Indiana.............................................   1
         New Castle, Indiana.........................................   1
         Noblesville, Indiana........................................   1
         Owensboro, Kentucky.........................................   1
         Terre Haute, Indiana........................................   1

These restaurants are all located on leased property. The restaurant leases expire on dates ranging from 1999 to 2015, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some call for additional rental based on sales volumes. Most of the leases require the Company to maintain insurance on the property and pay the cost of insurance and taxes. The Company leases two of its restaurant properties from related parties. The Company believes that both such leases are on terms no less favorable to the Company than from the unaffiliated persons.

The Company's headquarters are located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December 2002.


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

Market Information
-------------------

The Company's common stock is included on Nasdaq "Electronic Bulletin Board" and trades under the symbol "NROM".

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                1997              1998            1999
                                ----              ----            ----

     Quarter Ended:         High    Low      High    Low      High    Low
                            ----    ---      ----    ---      ----    ---
     March 31          $   3 1/8  1 1/2       7/8    5/8   2  1/16  1  9/16
     June 30               1 5/8    1/4   1 31/32    5/8   3 15/32  2
     September 30              1    3/8   1 17/32      1
                                                       1/8
     December 31          1 5/16  13/32   2 13/32  29/32



Holder of Record
----------------

As of August 3, 1999, the Company believes there were approximately 379 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

The Company's current credit facilities prohibit the Company from paying dividends or shareholder distributions.

Sale of Unregistered Securities
-------------------------------

On December 31, 1998, the Company sold 921,066 shares of its Common Stock to The Provident Bank in exchange for $1,842,132 of indebtedness of the Company to The Provident Bank pursuant to its Line of Credit. Also on December 31, 1998, the Company sold 500,000 shares of its Common Stock to Hamilton Medaris Corp., d/b/a A&L Pizza, a supplier to the Company, in exchange for $1,000,000 of accounts payable of the Company to Hamilton Medaris Corp. d/b/a A&L Pizza. Both sales were made in reliance upon the exemption from the registration requirements of the 1933 Act set forth in Section 4(2) of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands except number of restaurants)

                                                                         Year Ended December 31,
                                                    -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1994           1995          1996         1997         1998
                                                    ----           ----          ----         ----         ----
Restaurant revenue                                $ 29,825      $ 33,325      $ 33,854     $ 25,369     $ 23,307
Express royalties and fees                            --            --            --            524        2,161
Restaurant royalties                                   233           212           189          133          125
Other                                                  403           358           196           79          189
                                                  --------      --------      --------     --------     --------
      Total revenue                                 30,461        33,895        34,239       26,105       25,782
Restaurant operating expenses                       25,171        29,149        31,090       24,094       22,781
Express operating expenses                            --            --            --            220          839
Depreciation and amortization                        1,092         1,334         1,488        1,076        1,059
General and administrative                           1,785         1,951         2,834        2,816        3,002
Financing, acquisition and restructuring costs          65           112         1,554        6,529          571
                                                  --------      --------      --------     --------     --------
      Operating income (loss)                        2,348         1,350        (2,727)      (8,632)      (2,469)
Interest                                             1,088         1,287         1,794          996        1,387
                                                  --------      --------      --------     --------     --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle and extraordinary item                   1,260            64        (4,521)      (9,627)      (3,856)
Income taxes (benefit)                                 489            39          (640)      (4,148)      (1,311)
                                                  --------      --------      --------     --------     --------
Income (loss)before cumulative effect of
change in accounting principle and
extraordinary item                                $    771      $     24      $ (3,881)    $ (5,479)    $ (2,545)
                                                  --------      --------      --------     --------     --------

    Net income (loss)                             $    771      $   (200)     $ (3,881)    $ (3,917)    $ (2,150)
                                                  --------      --------      --------     --------     --------
Weighted average number of common shares             3,993         4,131         4,131        4,131        4,131

Income (loss) per share before cumulative
effect
  of change in accounting principle and
  extraordinary item                              $    .19      $    .01      $   (.94)    $  (1.33)    $   (.52)
                                                  --------      --------      --------     --------     --------
    Net income (loss) per share                   $    .19      $   (.05)     $   (.94)    $   (.95)    $   (.52)
                                                  --------      --------      --------     --------     --------

RESTAURANT DATA:
Average sales per restaurant                           635           647           630          560          596
Percentage change in comparable net
  sales from prior year                                  6%            2%          -5%          -9%          -1%
Company-owned restaurants open at                       64            70            71           48           47
year-end
Express franchises open at year-end                   --            --            --             46          192

BALANCE SHEET DATA (AT YEAR END):

Working capital (deficit)                         $    (40)     $   (827)     $(16,251)      (3,510)      (2,241)
Total assets                                        18,205        20,004        19,451       18,205       19,143
Long-term obligations                               11,193        11,891        12,561       13,611       14,187
Stockholders' equity (deficit)                    $  4,155      $  4,613      $    791     $   (325)    $  1,076


PRO FORMA BALANCE SHEET DATA (1):
Working capital (deficit)                                                                               $   (320)
Total assets                                                                                              20,126

Long-term obligations                                                                                     16,148

Stockholders' equity                                                                                    $  1,370

(1) See Note 2 of Company's financial statements for pro forma balance sheet reflecting events subsequent to December 31, 1998.

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

Because of the Company's dramatic management turnover and its inability to stabilize staffing levels through ordinary recruiting efforts, sales and margins declined. The Company suffered serious losses and defaulted on its loan agreement with its primary lender. Due to a lack of staffing and the Company's financial difficulties, the Company closed 19 of its restaurants in May 1997 and launched a turnaround strategy consisting of three primary elements:

        o Negotiated a series of debt restructuring with its primary lender, The Provident Bank, whereby the Bank loaned the Company additional funds, converted a portion of its debt to equity and extended maturity of remaining debt. The Company also obtained additional funding from various investors associated with The Geometry Group, New York, in the form of convertible participating income notes which may, at the option of the investors, be converted to equity April 15, 2003.

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

The Express concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising its Express concept can offer opportunities for rapid growth for the next several years.

The Company plans to grow by aggressively expanding its Express franchise business. The Company's business strategy for expansion of its Express franchise business includes the following principle elements:

        o Continue to add units by franchising to truck stops, travel centers, convenience stores, grocery stores, universities, hotels, airports, hospitals, bowling centers and some stand alone units.

        o Sell co-branding agreements to other restaurant chains whereby the Express will become a second brand in other established restaurant chain locations.

Based on the Company's business plan, the number of Express units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results thus far in 1999, management determined that it is more likely than not that the Company's deferred tax credits will be fully realized. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the growth of the Express will continue in the future nor can there be any assurance that the full-service restaurants can be operated successfully in the future. If unanticipated events should occur in the future in either the Express or the full-service operations, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the percentage relationship to total revenue of the listed items included in the Company's consolidated statement of operations. Certain indicated items are shown as a percentage of restaurant revenue.

                                                                      Years Ended December 31,
                                                              ---------------------------------------
                                                              1996             1997              1998
                                                              ----             ----              ----
Revenue:
   Restaurant revenue                                         98.9%             97.2             90.4
   Restaurant royalties                                         .5                .5               .5
   Express royalties and fees                                    -               2.0              8.4
   Administrative fees and other                                .6                .3               .7
                                                              -----            -----            -----
                                                              100.0%           100.0%           100.0%
Restaurant operating expenses (1):
   Cost of revenue                                             19.0             21.4             20.1
   Salaries and wages                                          32.9             36.5             36.5
   Rent                                                         9.0              9.7              9.5
   Advertising                                                  7.0              5.2              7.2
   Other                                                       24.1             22.2             24.4
Express operating expense                                         -               .8              3.3
Depreciation and amortization                                   4.4              4.1              4.1
General and administrative                                      8.3             10.8             11.6
Financing and acquisition costs                                 2.6                -                -
Loss from withdrawn acquisition and offering
   and restaurants closed in 1987                               2.0                -                -
Restructuring costs                                               -             25.0              2.2
                                                              -----            -----            -----
      Operating income (loss)                                  (8.0)           (33.1)            (9.6)
Interest                                                        5.2              3.8              5.4
                                                              -----            -----            -----
      Loss before income taxes                                (13.2)%          (36.9)%          (15.0)%
                                                              =====            =====            =====

(1) Shown as a percentage of restaurant revenue.

1998 COMPARED WITH 1997
-----------------------

Total revenue decreased $323 thousand, or 1.2%, for 1998 compared to 1997. The primary reason for this decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997 partially offset by the $1.6 million increase in revenue from the Express business. In addition, even though same store sales increased in the third and fourth quarters of 1988 by 2.3% and 2.6%, respectively, same store sales decreased for the year 1.6% in the full-service restaurants. The same store sales increase during the third and fourth quarters were the result of the Company's ability to stabilize management and aggressively advertise following a period of inconsistent service and product during 1996 and 1997.

Express royalties and fees were approximately $2.2 million for 1998 compared to $524 thousand during 1997. This increase was the result of rapid growth in the number of franchisees. Franchising of Noble Roman's Pizza Express began in 1997. At December 31, 1998, approximately 192 franchised Express units were open compared to 46 at the end of 1997. Currently there are approximately 266 franchised Express units open with approximately 100 more units sold to be opened in the future.

Cost of revenue as a percentage of restaurant revenue decreased from 21.4% in 1997 to 20.1% in 1998. This decrease was the result of improved cost controls resulting from the Company's ability to stabilize its store management partially offset by unusually high cheese prices during the third and fourth quarters of 1998. In February 1999 cheese prices returned to a more normal level and, if that condition continues, could result in an additional 3% of restaurant sales reduction in cost of revenue.

Salaries and wages remained the same percentage of revenue in 1997 and 1998 at 36.5%. Less management turnover created efficiencies that offset wage rate increases.

Other restaurant expenses were 22.2% for 1997 compared to 24.4% for 1998. This increase in expense as a percentage of restaurant revenue was primarily the result of higher discounts resulting from more aggressive advertising and the additional advertising cost.

Express operating expenses increased from $220 thousand in 1997 to $839 thousand in 1998 reflecting the overall growth in the number of Express units from approximately 46 as of December 1997 to approximately 192 as of December 31, 1998. The Company has increased expenses more rapidly than were required for current operations because the Company has been aggressively increasing its Express staff and incurring significant trade show expenses in order to support aggressive growth of its Express business in the future.

General and administrative expenses as a percentage of total revenue increased from 10.8% in 1997 to 11.6% in 1998. This increase was primarily attributable to lower restaurant sales as the result of fewer restaurants and planning for growth of the Express business partially offset by the effective adherence to the restructuring plan and the increase in revenue from the growth of the Express business.

Restructuring costs of $571 thousand in 1998 represented additional accruals for possible future costs of restaurants closed in 1997, principally consisting of amounts necessary for settlements with landlords for lease terminations.

The Company reduced its operating loss from $8.6 million in 1997 to $2.5 million during 1998. This improvement resulted from the Express franchising business achieving an operating profit of approximately $1.322 million in 1998 and the benefits realized by the Company in 1998 from its restructuring in 1997.

Interest expense increased from $996 thousand in 1997 to $1.387 million in 1998. The primary reason for the increase was the additional debt outstanding as a result of the debt restructurings with the Company's primary lender, however, $599,572 of this interest was forgiven. Extraordinary gain of $1,562,513 in 1997 and $395,696 in 1998 were the result of the various debt restructures net of tax expense of $804,931 in 1997 and $203,876 in 1998.

The Company reduced its net loss from $3,917 thousand in 1997 to $2,150 thousand in 1998. This improvement was the result of the Express franchising business generating an operating profit of approximately $1.322 million in 1998 and the benefits realized by the Company in 1998 from its restructuring in 1997.

1997 COMPARED WITH 1996
-----------------------

Total revenue decreased $8.1 million, or 23.8%, for 1997 compared to 1996. The principal reason for the decrease was the closing of 19 restaurants and the sale of four others in the second quarter of 1997. In addition, the decreases were partially the result of same store sales declines of 9.3% for 1997 compared to 1996. The same store sales declines were the result of inconsistent service and product because of management turnover in the Company's restaurants during 1996 and 1997. As a result of the failed acquisition attempt in 1996 to acquire a 187-unit pizza chain in the Northeast, the Company experienced substantial restaurant-level management turnover. The Company has now completed a major hiring and training program and believes it has corrected its service and product problem to a large degree and is in the process of restoring its customer base. Recent store sales comparisons are positive compared to the same periods the previous year.

Express royalties and fees were $524 thousand in 1997 compared to none in 1996. Franchising of Noble Roman's Pizza Express began in early 1997. At December 31, 1997, 46 franchised Express units were open.

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

Salaries and wages increased as a percentage of restaurant revenue from 32.9% in 1996 to 36.5% in 1997. These increases were the result of same store sales declines, inefficiencies in scheduling as a result of inexperienced store level management, and a more significantly competitive labor market resulting in higher average wage rates.

Other restaurant expenses were 22.2% in 1997 compared to 24.1% in 1996. This improvement was primarily the result of the changes in recording discounts as discussed above relating to cost of revenue.

Express operating expenses were $220 thousand in 1997 compared to none in 1996. This expense represents all salaries, wages, advertising and other costs directly associated with franchising of the Express concept.

General and administrative expenses as a percentage of total revenue increased from 8.3% in 1996 to 10.8% in 1997. This increase was primarily attributable to a decline in total revenue. As a result of the restructuring in May 1997, the Company reduced the level of general and administrative expenses.

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

Operating loss increased from a loss of $2.7 million in 1996 to a loss of $8.6 million in 1997. The primary reason for greater loss in 1997 was the restructuring cost of $6.5 million primarily recorded in the second quarter and discussed above.

Interest and other expense decreased from $1.8 million in 1996 to $996 thousand in 1997. The primary reason was the conversion of both principal and interest to equity in connection with restructuring with the Company's primary lender. See "Liquidity and Capital Resources" and "Introduction".

Income tax benefit increased from $640 thousand in 1996 to $4.1 million in 1997. The increased benefit resulted from the increased loss before income taxes in 1997 versus 1996, and the elimination of the valuation allowance for the deferred tax asset. Management determined that it is more likely than not that the Company's deferred tax asset will be fully realized; therefore, no valuation allowance is considered necessary. See "Introduction".

Extraordinary gain as a result of the debt restructuring was $1.6 million in 1997, net of tax expense of $805 thousand. The extraordinary gain resulted from the financial restructuring discussed under "Liquidity and Capital Resources" and "Introduction".

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                              December 31,
                                                                        ----------------------
                                ASSETS                                  1997              1998
                                ------                                  ----              ----
Current assets:
   Cash                                                            $     68,136     $     28,176
   Accounts receivable                                                  380,816          579,841
   Inventories                                                          802,097          844,783
   Prepaid expenses                                                     158,260          185,471
                                                                   ------------     ------------
                 Total current assets                                 1,409,309        1,638,271
                                                                   ------------     ------------


Property and equipment:
   Equipment                                                          7,681,626        8,318,737
   Leasehold improvements                                             2,169,702        2,214,931
   Capitalized leases                                                   353,805          168,750
                                                                   ------------     ------------
                                                                     10,205,133       10,702,418

   Less accumulated depreciation and amortization                     3,379,356        4,044,780
                                                                   ------------     ------------
                Net property and equipment                            6,825,777        6,657,638


Cost in excess of assets acquired, net                                6,204,698        5,944,718
Deferred tax asset                                                    3,335,407        4,442,726
Other assets                                                            429,805          459,202
                                                                   ------------     ------------
                                                                   $ 18,204,996     $ 19,142,555
                                                                   ============     ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  2,978,719     $  1,911,089
   Current portion of long-term debt                                     21,743           18,279
   Note payable to officer                                                 --             65,840
   Deferred franchise fees                                               63,800          143,500
   Other current liabilities                                          1,855,118        1,740,653
                                                                   ------------     ------------
                Total current liabilities                             4,919,380        3,879,361
                                                                   ------------     ------------


Long-term obligations:
   Senior note payable (net of warrant valuation of $653,241
    in 1998)                                                          2,580,000       13,919,125
   Subordinated notes payable                                        11,000,000             --
   Note payable to officer                                                 --            250,000
   Other long-term debt                                                  22,863           18,339
   Capital leases                                                         8,201             --
                                                                   ------------     ------------
                Total long-term obligations                          13,611,064       14,187,464
                                                                   ------------     ------------
Stockholders' equity:
   Common stock (9,000,000 shares, issued 4,131,324 in 1997 and
       5,552,390 shares in 1998)                                      8,318,431       11,869,174
   Accumulated deficit                                               (8,643,879)     (10,793,444)
                                                                   ------------     ------------
                 Total stockholders' equity (deficit)                  (325,448)       1,075,370
                                                                   ------------     ------------
                                                                   $ 18,204,996     $ 19,142,555
                                                                   ============     ============

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                             Year ended December 31,
                                                                      --------------------------------------
                                                                      1996             1997             1998
                                                                      ----             ----             ----
Restaurant revenue                                               $ 33,854,485      $25,368,644      $23,306,780
Express royalties and fees                                               --            524,119        2,161,027
Restaurant royalties                                                  188,843          132,741          125,093
Administrative fees and other                                         195,862           79,244          188,786
                                                                 ------------     ------------     ------------
               Total revenue                                       34,239,190       26,104,748       25,781,686


Restaurant operating expenses:
     Cost of revenue                                                6,421,293        5,428,908        4,685,955
     Salaries and wages                                            11,121,349        9,251,298        8,514,806
     Rent                                                           3,039,690        2,455,115        2,223,367
     Advertising                                                    2,361,733        1,320,491        1,667,140
     Other                                                          8,145,681        5,639,373        5,689,619
Express operating expenses                                               --            219,955          838,655
Depreciation and amortization                                       1,488,110        1,076,325        1,059,088
General and administrative                                          2,833,910        2,816,266        3,001,957
Cost of attempted acquisition and equity offering                     880,862             --               --
Loss associated with restaurants closed in 1987                       673,157             --               --
Restructuring costs                                                      --          6,528,726          570,544
                                                                 ------------     ------------     ------------
               Operating loss                                      (2,726,595)      (8,631,709)      (2,469,445)


Interest and other expense                                          1,794,632          995,590        1,387,011
                                                                 ------------     ------------     ------------
               Loss before income taxes and
                    extraordinary item                             (4,521,227)      (9,627,299)      (3,856,456)
Income tax benefit                                                   (639,790)      (4,148,053)      (1,311,194)
                                                                 ------------     ------------     ------------
               Loss before extraordinary item                      (3,881,437)      (5,479,246)      (2,545,262)
Extraordinary item net of tax expense of $804,931 in 1997
               and $203,876 in 1998                                      --          1,562,513          395,696
                                                                 ------------     ------------     ------------
               Net loss                                          $ (3,881,437)    $ (3,916,733)    $ (2,149,565)
                                                                 ------------     ------------     ------------

Basic and diluted loss per share:
    Before extraordinary item                                    $       (.94)    $      (1.33)    $       (.62)
    Extraordinary item                                                   --                .38              .10
                                                                 ------------     ------------     ------------
               Net loss                                          $       (.94)    $       (.95)    $       (.52)
                                                                 ============     ============     ============


Weighted average number of common shares outstanding                4,131,324        4,131,324        4,131,324

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                    Common Stock                   Accumulated
                                                             ---------------------------           -----------
                                                             Shares               Amount             Deficit                Total
                                                             ------               ------             -------                -----
Balance at December 31, 1995                                  4,131,324          5,458,431           (845,709)            4,612,722

Issuance of warrants to purchase stock                                              60,000                                   60,000

1996 net loss                                                                                      (3,881,437)          (3,881,437)

Balance at December 31, 1996                                  4,131,324       $  5,518,431      $  (4,727,146)        $     791,285
                                                        ---------------    ---------------      --------------        -------------
Issuance of warrants to purchase stock                                -          2,800,000                   -            2,800,000

1997 net loss                                                         -                  -         (3,916,733)          (3,916,733)
                                                        ---------------    ---------------      --------------        -------------

Balance at December 31, 1997                                  4,131,324       $  8,318,431      $  (8,643,879)        $   (325,448)
                                                        ---------------    ---------------      --------------        -------------

Issuance of warrants to purchase stock                                -            708,600                   -              708,600

Issuance of common stock in exchange
    for certain liabilities                                   1,421,066          2,842,144                   -            2,842,144

1998 net loss                                                          -                 -         (2,149,565)          (2,149,565)
                                                        ---------------    ---------------      --------------        -------------

Balance at December 31, 1998                                  5,552,390        $11,869,175      $ (10,793,444)        $   1,075,730
                                                        ---------------    ---------------      --------------        -------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

                                                                           Year ended December 31,
                                                                   ------------------------------------
OPERATING ACTIVITIES                                               1996            1997            1998
                                                                   ----            ----            ----
     Net loss                                                  $(3,881,437)    $(3,916,733)    $(2,149,565)
     Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
          Depreciation and amortization                          1,621,005       1,081,217       1,113,447
          Restructuring costs                                         --         5,404,504            --
          Deferred federal income taxes                           (639,790)     (4,140,338)     (1,107,319)
          Extraordinary item                                          --        (1,562,488)           --
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable                                2,698        (189,715)       (199,025)
                  Inventories                                       32,890          48,794         (42,686)
                  Prepaid expenses                                 149,875        (731,890)        (27,211)
                  Other assets                                     294,318         (85,537)        (29,397)
             Increase (decrease) in:
                 Accounts payable                                1,525,555        (583,360)        (67,630)
                 Other current liabilities                          68,270         290,000         182,629
                 Deferred franchise fees                              --            63,800          79,700
                                                               -----------     -----------     -----------
                 NET CASH USED BY OPERATING
                     ACTIVITIES                                   (826,616)     (4,320,746)     (2,247,057)
                                                               -----------     -----------     -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                         (1,272,823)       (765,174)       (678,705)
                                                               -----------     -----------     -----------
                 NET CASH USED BY INVESTING                     (1,272,823)       (765,174)       (678,705)
                                                               -----------     -----------     -----------
ACTIVITIES


FINANCING ACTIVITIES
     Principal payments on long-term obligations                  (278,842)       (287,694)        (22,404)
     Proceeds from notes payable to officer                           --              --           315,840
     Proceeds from long-term debt, net of debt issue costs       2,223,321       2,787,248       2,592,366
                                                               -----------     -----------     -----------
                  NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                  1,944,479       5,079,554       2,885,802
                                                               -----------     -----------     -----------


                                    DECREASE IN CASH              (154,960)         (6,366)        (39,960)
Cash at beginning of year                                          229,462          74,502          68,136
                                                               -----------     -----------     -----------
                                    CASH AT END OF YEAR        $    74,502     $    68,136     $    28,176
                                                               ===========     ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The restructuring of the Company's debt allowed it to not pay any interest for 10 months in 1998 on $11,000,000 of its notes to The Provident Bank. The computed amount for interest was $599,572 which will not be paid as the result of a subsequent restructuring.

Also, in 1998, the Company converted accounts payable owed to a primary vendor in the amount of $1,000,012 to common stock. The Company converted $1,600,000 of previous notes payable plus $242,132 of accrued interest to common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOBLE ROMAN'S, INC. AND SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization: As of December 31, 1998, the Company operated and/or franchised approximately 243 locations. Of such locations, the Company owned 47 full-service restaurants and had four franchised full-service restaurants and approximately 192 Express units.

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its subsidiaries, Pizzaco, Inc., GNR, Inc., LPS, Inc., N.R. East, Inc. and Oak Grove Corporation ("Company"). Intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs: The Company records advertising costs consistent with Statement of Position 93-7 "Reporting on Advertising Costs." This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value of Financial Instruments: The carrying amount of long-term debt net of the estimated value of the warrant approximates its fair value because the interest rates are currently at market. Because of the very limited trading in the Company's common stock, the Company does not believe that traditional methods of valuing the warrant apply; therefore, the value of the warrant reflects the Company's estimate of its value. The carrying amount of all other financial instruments approximate fair value due to the short-term maturity of these items.

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

Intangible Assets: Costs in excess of assets acquired are amortized on the straight-line method over 30 years. Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. Costs associated with the opening of new restaurants are amortized over a one-year period.

Royalties, Administrative and Franchise Fees: Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised restaurants. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the franchised restaurant is opened.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 1998 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net loss per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

SEGMENT REPORTING

In 1998, the Company adopted FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14., Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 12).

NOTE 2:  SUBSEQUENT EVENT

On May 1, 1999, the Company obtained a $2.2 million investment by various investors associated with The Geometry Group, New York, for funding continued expansion of its Express business and for general corporate purposes. This investment was in the form of convertible participating income notes due April 15, 2003. At maturity the notes may be converted to stock at the holder's option.

The following is an unaudited pro forma balance sheet to reflect the above transaction as if it had occurred on December 31, 1998:

                      Noble Roman's, Inc. and Subsidiaries
                      Pro Forma Balance Sheet (unaudited)
                               December 31, 1998

                                                                                                                    Pro Forma
                                                             Actual             Debit            Credit         Balance Sheet
                                                           12/31/98                                                  12/31/98
                                                           --------             -----            ------         --------------
Current assets                                          $ 1,638,271           650,000                             $ 2,288,271
Net property and equipment                                6,657,638                                                 6,657,638
Cost in excess of assets acquired, net                    5,944,718                                                 5,944,718
Deferred tax asset                                        4,442,726                                                 4,442,726
Other assets                                                459,202           333,645                                 792,847
                                                        -----------                                              ------------
Total assets                                            $19,142,555                                               $20,126,200
                                                        ===========                                              ============

Current liabilities                                     $ 3,879,361         1,271,455                             $ 2,607,906
Total long-term obligations                              14,187,464           275,000         2,235,600            16,148,064
                                                                                                275,000
Total stockholders' equity                                1,075,730                              19,500             1,370,230
                                                        -----------                              ------           -----------
Total liabilities and stockholders' equity              $19,142,555                                               $20,126,200
                                                        ===========                                               ===========

NOTE 3:  RESTRUCTURING EVENTS

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

Because of the Company's dramatic turnover and its inability to stabilize staffing levels through ordinary recruiting efforts, sales and margins declined. The Company suffered serious losses and defaulted on its loan agreement with its primary lender. Due to a lack of staffing and the Company's financial difficulties, the Company closed 19 of its restaurants in May 1997 and initiated a turnaround strategy consisting of three primary elements:

        o Negotiated a series of debt restructurings with its primary lender, The Provident Bank, whereby the Bank loaned the Company additional money, converted a portion of its debt to equity and extended maturity of remaining debt. The Company also obtained additional funding from various investors associated with the Geometry Group, New York, in the form of
                  convertible participating                         income notes
                  which may, at the option of the investors, be converted to equity April 15, 2003.

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

Restructuring costs in 1997 were approximately $6.5 million primarily from closing the 19 restaurants and $571 thousand in 1998 to accrue for ongoing expenses until the restructure events are complete.

The Express concept was designed to take advantage of the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements, while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising its Express concept offers opportunities for rapid growth for the next several years.

The Company plans to grow by aggressively expanding its Express franchise business. The Company's business strategy for expansion of its Express franchise business includes the following principal elements:

        o Continue to add units by franchising to truck stops, travel centers, convenience stores, grocery stores, universities, hotels, airports, hospitals, bowling centers and some stand alone units.

        o Sell co-branding agreements to other restaurant chains whereby the Express would become a second brand in other established restaurant chains.

NOTE 4:  NOTES PAYABLE

On November 19, 1997, the Company entered into an amended and restated credit agreement with The Provident Bank, its principal lender. The amended and restated agreement provided for the reduction of previously outstanding debt to $11,000,000, cancellation of previously accrued interest, no interest to be paid or accrued on such debt until November 1, 1998, interest on such debt of 8% per annum payable monthly in arrears after November 1, 1998, maturity of the subject note extended to December 2001, principal payments on such debt beginning December 1, 1998 in an amount equal to 50% of excess cash flow as defined in the agreement, and the cancellation of a previously issued warrant to purchase 465,000 shares of the Company's common stock. In addition, the agreement provided for a new loan in the amount of $2,580,000 due in December 2000 with interest payable monthly in arrears at a rate of prime plus 2.5% per annum. These arrangements were made in consideration for a new warrant to purchase 2,800,000 shares of the Company's common stock with an exercise price of $.01 per share.

On August 13, 1998, the Company obtained additional financing of $2,000,000. This financing is in the form of a loan due in December 2001 and bears interest at 2 1/2% over the prime rate payable monthly. Simultaneous with making the loan, the Bank received a warrant to purchase an additional 750,000 shares of the Company's stock at an exercise price of $.01 per share.

On December 31, 1998, The Provident Bank converted $1,600,000 of previous notes payable plus all accrued interest through December 31, 1998 to 921,066 shares of common stock in the Company. At the same time, The Provident Bank replaced the remaining notes with one note in the amount of $14,572,366 bearing interest of 8.75% per annum. The note was to mature November 30, 2001. Interest on said note was to be paid monthly commencing February 1, 1999. Principal payments on the note were to be quarterly in arrears in an amount equal to 50% of excess cash flow for the previous quarter as defined in the Amended Credit Agreement.

In a subsequent transaction The Provident Bank canceled their existing note in the amount of $14,572,366 and replaced the canceled note with Tranche Y Term Loan in the amount of $8,000,000 and Tranche Z Term Loan in the amount of $6,572,366. Tranche Y Term Loan bears interest of 8.75% per annum payable monthly in arrears. Tranche Y Term Loan matures on April 15, 2003. Principal payments on the Tranche Y Term Loan are payable quarterly in arrears in an amount equal to 50% of excess cash flow from the previous quarter as defined in the Amended Credit Agreement. Tranche Z Term Loan bears interest of 8.75% per annum to be paid in PIK notes quarterly in arrears. Tranche Z Term Loan matures on April 15, 2003. There are to be no payments on Tranche Z Term Loan until such time as Tranche Y Term Loan is paid in full after which principal payments will be payable in amounts equal to 50% of the excess cash flow from the previous quarter as defined in the Amended Credit Agreement.

Cash payments for interest on all of the Company's debt totaled $1,661,737, $1,036,403 and $1,106,346 in 1996, 1997 and 1998, respectively.

NOTE 5:  LEASED ASSETS AND LEASE COMMITMENTS

The Company leases restaurant facilities under noncancelable lease agreements which generally have initial terms ranging from five to 20 years with extended renewal terms. The leases generally require the Company to pay all real estate taxes, insurance and maintenance costs. The leases provide for a specified annual rental, and some leases call for additional rental based on sales volume over specified levels at that particular location. At December 31, 1998, obligations under noncancelable operating and capitalized leases for 1999, 2000, 2001, 2002, 2003 and after 2003 were $2.2 million, $2.0 million, $1.8 million, $1.8 million, $1.5 million and $9.8 million, respectively.

Rent expense for operating leases was $3,039,690, $2,455,115 and $2,223,367 in 1996, 1997 and 1998, respectively.

The Company currently leases two properties from related parties with rental payments in 1996, 1997 and 1998 of $112,981, $113,567 and $113,567,
respectively.

NOTE 6:  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:


                                1996           1997             1998
                                ----           ----             ----
Current benefit            $        --     $        --     $        --
Deferred benefit              (639,790)     (4,148,053)     (1,311,194)
                           -----------     -----------     -----------
     Income tax benefit    $  (639,790)    $(4,148,053)    $(1,311,194)
                           -----------     -----------     -----------


Income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to income before taxes as a result of the following:

                                                                            1996                 1997                 1998
                                                                            ----                 ----                 ----
Computed "expected" tax benefit                                         $(1,532,238)         $(3,290,965)         $(1,328,874)
Amortization of costs in excess of assets acquired                            17,680             17680.00               17,680
Valuation allowance                                                          874,768            (874,768)                    -
                                                                        ------------         -----------          ------------
      Income tax benefit                                                $  (639,790)         $(4,148,053)         $(1,311,194)
                                                                        ============         ===========          ============

The deferred tax asset at December 31 consists of the following:

                                                                     1997         1998
                                                                     ----         ----
Deferred tax assets:
       Tax credit carryforwards                                  $  193,680    $  193,680
        Net operating loss carryforwards                          4,094,623     5,187,442
       Franchise value for tax purposes of companies acquired        20,300          --
                                                                 ----------    ----------
            Total gross deferred tax assets                       4,308,603    $5,381,120
                                                                 ----------    ----------

Deferred tax liabilities:
       Property and equipment                                       876,521       903,042
       Cost in excess of asset acquired                              96,675        35,355
            Total gross deferred tax liabilities                    973,196       938,397
                                                                 ----------    ----------
       Net deferred tax asset                                     3,335,407     4,442,725
                                                                 ==========    ==========

NOTE 7:  COMMON STOCK

On December 31, 1998, the Company entered into two transactions resulting in the exchange of 1,421,066 shares of common stock for certain liabilities totaling $2,842,144. The Company issued 500,000 shares of common stock in exchange for $1.0 million of trade payables due to a certain vendor of the Company and issued 921,066 shares of common stock in exchange for $1.8 million due to The Provident Bank, the Company's principal lender.

In conjunction with obtaining additional financing from The Provident Bank on August 13, 1998, the Company issued a warrant to purchase 750,000 shares of common stock at any time through November 30, 2001 at $.01 per share. This warrant was valued at $708,600 which is reflected as a discount to the related note payable. The discount is being amortized over the five year term of the note.

In conjunction with certain financial advisory and investment banking services for possible acquisitions, the Company issued warrants to purchase 120,000 shares of common stock at any time through April 29, 2000 at $6.50 per share. No value has been recorded in the Company financial statements related to these warrants as the Company believes the effect would not be material.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 1998, options to acquire 35,000 shares were granted. In 1997 options to acquire 60,000 shares were granted. Options granted and remaining outstanding at December 31, 1998 are: 6,500 common shares at $4.25 per share, 4,500 common shares at $3.63 per share, 6,500 common shares at $3.25 per share, 18,500 common shares at $3.68 per share, 12,750 common shares at $6.44 per share, 46,500 common shares at $1.75 per share, 60,000 common shares at $1.00 per share and 35,000 common shares at $1.385 per share. As of December 31, 1998, options for 48,750 shares are exercisable.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. The value of the options granted in 1996, 1997 and 1998 were estimated to be $.88 per share, $.87 per share and $.76 per share, respectively. Because of the very limited trading in the Company's common stock, the Company does not believe that traditional methods of valuing the options apply, therefore, it has estimated the value of the options. The following represents the pro forma net loss and earnings per share determined as if the fair value based method had been applied in measuring compensation cost as described in SFAS 123 for the years ended December 31, 1996, December 31, 1997 and December 31, 1998:

                               1996          1997          1998
                               ----          ----          ----
         Net loss          $ 3,899,624   $ 3,936,253   $ 2,167,325
         Loss per share    $       .94   $       .87   $       .52

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

(iv) the Company issued to certain parties who had performed certain financial advisory and investment banking services related to the Company's restructuring in 1997 warrants to purchase an aggregate of 300,000 shares of Common Stock which have an exercise price as follows: 200,000 shares of Common Stock at $.40 per share, 50,000 shares of Common Stock at $1.00 per share and 50,000 shares of Common Stock at $1.50 per share.

In 1998, the Company entered into an amended and restated credit facility with the Bank. In connection with such amendment the Company issued to the Bank a warrant to purchase 750,000 shares of common stock with an exercise price of $.01 per share.

NOTE 8:  OTHER EXPENSES

Cost of attempted acquisition and equity offering of $880,862 in 1996 represents the direct cost associated with the attempt to acquire Papa Gino's Holding Corp. (a 187-unit pizza restaurant chain operating in seven northeastern states) and the planned equity offering to finance that acquisition.

Loss associated with restaurants closed in 1987 recognized in 1996, was $673,157. This reflects the costs associated with a lease dispute in Dayton, Ohio for a restaurant property abandoned in 1987 in the amount of $133,637 and a charge-off of receivables for equipment and sub-rent built up over time from the former Dayton, Ohio franchisees in the amount of $539,520. The decision to charge off at this time was prompted by the Company's inability to purchase the operation as had originally been anticipated.

NOTE 9:  CONTINGENCIES

The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997. Although litigation is inherently uncertain, the Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statements.

Legal proceedings against the Company include REH Acquisition, Ltd. ("REH") versus Noble Roman's, Inc. and The Provident Bank., filed July 20, 1998 in the United States District Court for the Southern District of New York. The complaint alleges that the Company breached agreements entered into with the Plaintiff to seek to fund and restructure the Company's bank debt. The Company denies liability and will defend vigorously. The Company has filed a counter-claim against REH and Elliott and Robert Herskowitz, individually, for false and malicious misrepresentations seeking actual and punitive damages against all of them.

NOTE 10:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company are a party or have a financial interest. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Paul W. Mobley leases a restaurant located in Indianapolis to GNR, Inc., a wholly-owned subsidiary of the Company, which lease has a remaining term of approximately five years and provides for rental payments of approximately $43,600 per year.

H-M Ltd., a corporation owned by Paul W. Mobley and Larry J. Hannah, in September 1995, leased a restaurant in Indianapolis, Indiana to the Company. This lease has a remaining term of 17 years and provides for rental payments of $72,000 per year.

The Company believes that the terms of the above leases were substantially equivalent to market terms at the time such leases were entered into.

Larry J. Hannah had a consulting agreement with the Company to provide financial consulting services. The agreement provided for payments of $5,000 per month through December 1998. Paul Mobley had a guarantee agreement with the Company that required the payment of $2,500 per month. Mr. Mobley unilaterally terminated this agreement in November 1997. Mr. Mobley also loaned moneys from time to time to the Company to help meet cash flow requirements and as of December 31, 1998 the balance of such loans to the Company aggregated $315,840. These amounts were converted to notes payable on May 1, 1999 in conjunction with the investment in the Company by investors affiliated with The Geometry Group.

NOTE 11:  YEAR 2000 ISSUES

The Company is currently assessing its preparedness for year 2000 as it relates to its information systems. The Company has begun the process of working with outside advisors to update or replace various systems so all information system software and hardware will be year 2000 compliant by the third quarter 1999. Although there can be no assurance management anticipates that issues related to year 2000 will have no material effect on the business, the results of operations or on the Company's financial condition.

NOTE 12:  SEGMENT REPORTING

In 1998, the company adopted FAS 131. Prior year information has been restated to present the Company's reportable segments. The Company is organized into two segments as follows: traditional full service restaurants which are Company owned and operated and Noble Roman's Pizza Express which franchises and provides ongoing services to independent franchises.

                                                     1996                                               1997
                                 Restaurant   Express    Corporate     Total       Restaurant    Express    Corporate     Total
Revenue                          33,854,485                384,705   34,239,190    25,368,644    524,119      211,985   26,104,748
Depreciation and amortization     1,137,946                350,164    1,488,110       761,224                 315,101    1,076,325
Operating income (loss)           1,626,793             (4,353,388)  (2,726,595)      512,235    304,164   (9,448,108)  (8,631,709)
Interest expense                     75,723              1,718,909    1,794,632        96,378                 899,212      995,590
Income tax expense (benefit)        578,855             (1,218,645)    (639,790)      206,928    103,416   (4,458,397)  (4,148,053)
Segment Assets                   10,122,273              9,328,412   19,450,685     6,808,625          0   11,396,371   18,204,996
Expenditures for property           927,368                345,455    1,272,823       746,449                  18,725      765,174

                                                     1998
                                 Restaurant   Express    Corporate     Total

Revenue                          23,306,708  2,161,027     313,879   25,781,686
Depreciation and amortization       739,925                319,163    1,059,088
Operating income (loss)            (214,032) 1,322,372  (3,577,785)  (2,469,455)
Interest expense                     41,908              1,345,103    1,387,011
Income tax expense (benefit)        (58,522)   449,606  (1,702,278)  (1,311,194)
Segment Assets                    6,965,696    200,192  11,976,667   19,142,555
Expenditures for property           576,036     30,912      71,757      678,705

                LETTERHEAD OF RUBIN, BROWN, GORNSTEIN & CO.  LLP


                          Independent Auditors' Report

Board of Directors
Noble Roman's, Inc.


We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Noble Roman's, Inc. and subsidiaries as of December 31, 1996 were audited by other auditors whose report dated April 29, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



                                    /s/ RUBIN, BROWN, GORNSTEIN & CO.  LLP
                                        RUBIN, BROWN, GORNSTEIN & CO.  LLP

St. Louis, Missouri
May 28, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

           Name                Age   Positions with the Company
           ----                ---   --------------------------
     Paul W. Mobley            58    Chairman of the Board and Director
     A. Scott Mobley           35    President, Secretary and Director
     Donald A. Morrison        56    Director
     Douglas H. Coape-Arnold   53    Director

     Troy Branson              35    Executive Vice President of Franchising
     Art Mancino               50    Executive Vice President of Development
     Wade Shanower             49    Vice President of Full-Service Operations

         The executive officers of the Company serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board. Directors are elected annually by the stockholders. The following is a brief description of the previous business background of the executive officers and directors:

         PAUL W. MOBLEY has been Chairman of the Board since December 1991 and a Director since 1974. Mr. Mobley was President and Chief Executive Officer of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

         A. SCOTT MOBLEY has been President since October 1997 and a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul Mobley.

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

         DOUGLAS H. COAPE-ARNOLD was appointed a Director of the Company in May 1999. Mr. Coape-Arnold has been Managing General Partner of Geovest Capital Partners, L.P. since January 1997, and Vice President of TradeCo Global Securities, Inc. since May 1994. Mr. Coape-Arnold's prior experience includes serving as Vice President of Morgan Stanley & Co., Inc. from 1982 to 1986, President & Chief Executive Officer of McLeod Young Weir Incorporated from 1986 to 1988, and Senior Vice President of GE Capital's Transportation & Industrial Funding Corp. from 1988 to 1991. Mr. Coape-Arnold is a Chartered Financial Analyst.

         TROY BRANSON, has been Executived Vice President of Franchising for the Company since November 1997 and since 1992, he was Director of Business Development. Prior to joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group since 1987, after graduating from Indiana University where he received a B.S. in Business.

         ARTHUR L. MANCINO has been Executive Vice President of Development for the Company since January 1999. Prior to joining the Company Mr. Mancino had been employed by Blimpie International, Inc. since 1992. His last assignment with Blimpie International, Inc. was Vice President New Business. From 1990 to 1992 Mr. Mancino was Director of Franchising for EBC Office Centers. Mr. Mancino has a B.S. degree from Rutgers University.

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


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         -------------------------------------------------------

         Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 1998 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and other executive officers of the Company whose cash compensation in 1998 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                            Long Term
                                                                           Compensation
                                               Annual Compensation     Securities Underlying
Name and Principal Position         Year      Salary (l)     Bonus           Options #
---------------------------         ----     -----------     ------    ---------------------
    Paul Mobley                     1998     $  240,000    $       -                     -
         Chairman of the Board      1997        180,000            -                10,000
                                    1996        180,000            -                     -

     A. Scott Mobley                1998     $  150,000    $       -                     -
        President and Secretary     1997         96,923            -                10,000
                                    1996         90,000       11,736                20,000

(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees and a bonus plan initiated in 1994 for certain officers and administrative employees based on profitability.

                       AGGREGATE OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 1998 by the executive officers named in the Summary Compensation Table.

                            Number of Securities       Values of Unexercised
                           Underlying Unexercised            In-The-Money
                              Options at 12/31/98      Options at 12/31/98  (1)
                          Exercisable/Unexercisable   Exercisable/Unexercisable
                          -------------------------   -------------------------
      Paul W. Mobley           0  / 10,000                   0   /  $5,600
      A. Scott Mobley       30,000 / 30,000                  0   /  $5,600

(1) Based on a per share price of $1.56, the last reported transaction price of the Company's common stock on December 31, 1998.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $275,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five-year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $175,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five-year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

Director Compensation
---------------------

The Company's outside directors receive standard directors' fees of $1,000 per year and $300 per meeting plus reimbursement of out-of-pocket expenses.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 21, 1999, there were 5,565,390 shares of the Company's common stock outstanding. The Company has agreed to use its best efforts to cause its authorized common stock to be increased to 13,000,000 shares by August 15, 1999. The following table sets forth the amount and percent of the Company's common stock beneficially owned on May 21, 1999 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

     Name and Address                            Amount and Nature              Percent of Outstanding
    of Beneficial Owner                        of Beneficial Ownership (1)         Common Stock (2)
    -------------------                        ---------------------------     -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800                1,529,013  (3)                      24.8%
           Indianapolis, IN   46204

     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800                   583,326  (4)                       9.6%
          Indianapolis, IN  46204

     Provident Financial Group, Inc.
          One E. Fourth Street                           3,121,066  (5)                      39.4%
          Cincinnati, OH  45202


     Donald A. Morrison, III
          320 N. Meridian, #412                             72,919  (6)                        *
          Indianapolis, IN  46204

      Geovest Capital Partners, L.P.
          110 E. 59th Street, 18th Floor                 1,498,877  (7)                      21.2%
           New York, N.Y.  10022

      James Lewis
          110 E. 59th Street, 18th Floor                   933,737  (8)                      14.3%
           New York, N.Y.  10022

     Hamilton Medaris Corp.                                500,000                            8.9%

     All Executive Officers and
          Directors as a Group (7 Persons)               2,187,758                           33.0%


*Less than 1%

         (1)      All shares owned directly unless otherwise noted.
         (2) The percentage calculations are based upon 5,565,390 shares of the Company's common stock issued and outstanding as of May 21, 1999 and, for each officer or director, of the group, the number of shares subject to options or conversion rights exercisable prior to July 20, 1999.
         (3) This total includes a warrant to purchase 600 thousand shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank.
         (4) Includes 30,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $4.25 per share for 6,500 common shares, $3.63 per share for 4,500 common shares, $3.25 per share for 6,500 common shares, $3.68 per share for 7,500 common shares and $6.44 per share for 5,000 common shares . Also includes a warrant to purchase 400,000 shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank.
         (5) This total includes warrants to purchase in the aggregate 2,200,000 shares of the Company's common stock at $.01 per share. The warrants were granted to the Bank as partial consideration for the Bank's obligations pursuant to Amended and Restated Credit Agreement.
         (6) This total includes 70,219 shares owned by Traub and Company, Inc ("Traub") in its investment account, of which Mr. Morrison is shareholder. Mr. Morrison disclaims beneficial ownership of such shares beyond his interest in Traub.
         (7) Includes warrants to purchase 771,605 shares of the Company's common stock at $.01 per share. obtained from The Provident Bank.
         (8) Includes warrants to purchase 555,556 shares of the Company's common stock at $.01 per share obtained from The Provident Bank.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company were a party during 1998. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates require the approval of a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Paul W. Mobley leases a restaurant located in Indianapolis to GNR, Inc., a wholly-owned subsidiary of the Company, which lease has a remaining term of approximately five years and provides for rental payments of approximately $43,600 per year.

In September 1995, H-M Ltd., a corporation owned by Paul W. Mobley and Larry J. Hannah, leased a restaurant in Indianapolis, Indiana to the Company. This lease has a remaining term of 17 years and provides for rental payments of $72,000 per year. During 1998, approximately $72,000 in rental payments were made.

The Company believes that the terms of the above leases were substantially equivalent to market terms at the time such leases were entered into.

In the past, Mr. Mobley loaned moneys to the Company from time to time to help meet cash flow requirements and as of December 31, 1998, the aggregate amount of loans outstanding from Mr. Mobley to the Company was $315,840. These amounts were converted to notes payable on May 1, 1999 in conjunction with the investment in the Company by investors associated with The Geometry Group.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         The following consolidated financial statements of Noble
         Roman's, Inc. and subsidiaries are included in Item 8:             Page

         Consolidated Balance Sheets - December 31, 1997 and 1998             17

         Consolidated Statements of Operations - years ended December 31,
         1996, 1997 and 1998                                                  18

         Consolidated Statements of Changes in Stockholders' Equity -
         years ended December 31, 1996, 1997 and 1998                         19


         Consolidated Statements of Cash Flows - years ended December 31,
         1996, 1997 and 1998                                                  20

         Notes to Consolidated Financial Statements                           21

         Report of Independent Auditors - Rubin, Brown, Gornstein & Co., LLP  29



         (a)      Exhibits

         Exhibit No.

         3.1      Amended Articles of Incorporation of the Registrant        (1)

         3.2      Amended and Restated By-Laws of the Registrant

         4.1      Specimen Common Stock Certificates                         (1)

         10.3     Employment Agreement with Paul W. Mobley dated November 15,
                  1994                                                       (3)
         10.4     Credit Agreement with The Provident Bank dated December 1,
                  1995                                                       (5)
         10.5     Consulting Agreement with Larry J. Hannah dated April 1,
                  1993                                                       (3)
         10.6     1984 Stock Option Plan                                     (6)
         10.7     Form of Stock Option Agreement                             (6)

         11.1     Statement Re: Computation Per Share Earnings
         21.1     Subsidiaries of the Registrant                             (2)

         24.1 Not Applicable (unless going to sign as power of attorney for directors)
         ------------------------

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


                                      NOBLE ROMAN'S, INC.


Date: August 23, 1999                 By: /s/ Paul W. Mobley
      ---------------                    ------------------------------------
                                         Paul W. Mobley, Chairman of the Board


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 23, 1999                    /s/ Paul W. Mobley
      -------------------------          ------------------------------------
                                         Paul W. Mobley
                                         Chairman of the Board and Director

Date: August 23, 1999                    /s/ A. Scott Mobley
      -------------------------          ------------------------------------
                                         A. Scott Mobley
                                         President and Director

Date: August 23, 1999                    /s/ Donald A. Morrison, III
      -------------------------          ------------------------------------
                                         Donald A. Morrison, III
                                         Director

Date: August 23, 1999                    /s/ Douglas H. Coape-Arnold
      -------------------------          ------------------------------------
                                         Douglas H. Coape-Arnold
                                         Director