Form 10-Q
period 1999-03-31
NOBLE ROMANS INC
filed 1999-08-23
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

            Note to condensed consolidated financial statements         Page 2

            Condensed consolidated balance sheets as of
                 December 31, 1998 and March 31, 1999                   Page 4

            Condensed consolidated statements of operations for the
                 three months ended March 31, 1998 and 1999             Page 5

            Condensed consolidated statements of cash flows for the
                three months ended March 31, 1998 and 1999              Page 6


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

The following is a pro forma balance sheet (unaudited) to reflect the above transaction as if it had occurred on March 31, 1999:

                      Noble Roman's, Inc. and Subsidiaries
                       Pro Forma Balance Sheet (Unaudited)
                                 March 31, 1999

                                                                                      Pro Forma
                                            Actual        Debit        Credit       Balance Sheet
                                            3/31/99                                    3/31/99
                                            -------       -----        ------       -------------
Current assets                           $ 1,517,524       650,000                   $ 2,167,524
Net property and equipment                 6,567,880                                   6,567,880
Cost in excess of assets acquired, net     5,879,723                                   5,879,723
Deferred tax asset                         4,665,452                                   4,665,452
Other assets                                 467,651       333,645                       801,296
                                         -----------                                 -----------
Total assets                             $19,098,230                                 $20,081,875
                                         ===========                                 ===========

Current liabilities                      $ 3,851,345     1,271,455                   $ 2,579,890
Total long-term obligations               14,613,087       275,000    2,235,600       16,573,687
                                                                        275,000
Total stockholders' equity                   633,798                     19,500          928,298
                                         -----------                -----------      -----------
Total liabilities and stockholders'
  equity                                 $19,098,230                                 $20,081,875
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

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                    (Unaudited)
                                                                   December 31,      March 31,
                                                                       1998             1999
                                                                   ------------     -----------
                                Assets
                                ------
Current assets:
    Cash                                                           $     28,176    $     27,850
    Accounts receivable                                                 579,841         597,199
    Inventories                                                         844,783         832,176
    Prepaid expenses                                                    185,471          60,299
                                                                   ------------    ------------
         Total current assets                                         1,638,271       1,517,524


Property and equipment, less accumulated depreciation and
    amortization of $4,044,780 and $4,224,488                         6,657,638       6,552,328
Deferred tax asset                                                    4,442,725       4,670,740
Costs in excess of assets acquired, net                               5,944,718       5,879,723
Other assets                                                            459,202         467,651
                                                                   ------------    ------------
                                                                   $ 19,142,554    $ 19,087,966
                                                                   ------------    ------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                          $  1,911,089    $  2,211,585
    Notes payable                                                        18,279          18,279
    Note payable officer                                                 65,840          65,840
    Deferred franchise fees                                             143,500         171,000
    Other current liabilities                                         1,740,653       1,384,641
                                                                   ------------    ------------
         Total current liabilities                                    3,879,361       3,851,345


Long-term liabilities:
    Senior note payable/net of warrant valuation of $653,241 and
         620,025, respectively                                       13,919,125      14,202,341
    PIK notes payable                                                                   143,771

    Note payable to officer                                             250,000         250,000
    Other long term debt                                                 18,339          16,975
                                                                   ------------    ------------
         Total long-term liabilities                                 19,187,464      14,613,087


Stockholders' equity
    Common stock (9,000,000 shares, issued 5,552,390 in 1998
         and 5,552,390 in 1999                                       11,869,175      11,859,593
    Accumulated deficit                                             (10,793,445)    (11,236,059)
                                                                   ------------    ------------
         Total stockholders' equity                                   1,075,730         623,534
                                                                   ------------    ------------
                                                                   $ 19,142,554    $ 19,087,966
                                                                   ------------    ------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                        1998           1999
                                        ----           ----
Restaurant revenue                  $ 5,509,571    $ 5,519,521
Restaurant royalties                     34,698         21,962
Express royalties and fees              322,644        655,783
Administrative fees and other            53,643         85,692
                                    -----------    -----------
     Total revenue                    5,920,556      6,282,958

Restaurant operating expenses:
    Cost of revenue                   1,079,304      1,095,320
    Salaries and wages                2,044,776      2,080,229
    Rent                                550,688        559,130
    Advertising                         275,499        276,583
    Other                             1,340,949      1,290,986
Depreciation and amortization           245,801        260,348
Express operating expenses              108,719        356,480
General and administrative              725,136        665,216
                                    -----------    -----------
         Operating loss                (450,316)      (301,333)

Interest                                290,945        369,296
                                    -----------    -----------

Loss before income tax and
extraordinary item                     (741,261)      (670,629)

Income taxes benefit                   (252,000)      (228,014)
                                    -----------    -----------

Loss before extraordinary item         (489,261)      (442,615)

Extraordinary item net of tax
expense of $61,156                      118,716              -
                                    -----------    -----------

Net loss                            $   370,545    $  (442,615)
                                    ===========    ===========

Net loss per share                  $      (.09)   $      (.08)
                                    -----------    -----------

Weighted average number of common
   shares outstanding                 4,131,324      5,552,390


See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                      ------------------
OPERATING ACTIVITIES                                                                                1998               1999
--------------------                                                                                ----               ----
    Net loss                                                                                   $   (370,545)       $  (442,615)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                                263,450            293,564
       Non-cash interest                                                                                  -            143,771
       Deferred federal income taxes                                                               (190,844)          (228,014)
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                                        (620)           (17,358)
            Inventory                                                                                15,442             12,607
            Prepaid expenses                                                                       (159,736)           125,172
            Other assets                                                                            (52,973)            (8,449)
        Increase (decrease) in:
            Accounts payable and other current liabilities                                           28,487            (55,514)
            Deferred franchise fee                                                                   56,150             27,500
                                                                                               ------------        -----------
        NET CASH USED IN OPERATING ACTIVITIES                                                      (411,189)          (149,337)

INVESTING ACTIVITIES
--------------------
    Purchase of fixed assets                                                                       (207,468)           (90,042)
    Legal fees associated with conversion of debt to equity                                               -             (9,582)
                                                                                               ------------        -----------

         NET CASH USED IN INVESTING ACTIVITIES                                                     (207,468)           (99,624)

FINANCING ACTIVITIES
--------------------
    Proceeds from borrowing                                                                         592,365            250,000
    Principal payments on long-term debt and capital lease obligations                               (6,323)            (1,365)
                                                                                               ------------        -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   586,042            248,635
                                                                                               ------------        -----------

INCREASE (DECREASE) IN CASH                                                                         (32,615)              (326)

        Cash at beginning of period                                                                  68,136             28,176
                                                                                               ------------        -----------
        Cash at end of period                                                                  $     35,521         $   27,850
                                                                                               ------------        -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

As a result of the Company's debt restructurings with Provident Bank, the Company was not required to pay interest on $11,000,000 note payable to Provident Bank for the period November 1, 1997 through October 31, 1998. The computed interest cost for the three-month period ended March 31, 1998 was $179,872.

The Company's loan agreement provides that interest on $6,572,366 of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the three month period ended March 31, 1999 was $143,771.

See accompanying note to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 1998 and 1999


The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
                                                   1998            1999
                                                   ----            ----
Revenue:
    Restaurant revenue                             93.1%           87.9%
    Restaurant royalties                             .6              .3
    Express royalties and fees                      5.4            10.4
    Administrative fees and other                    .9             1.4
                                                -------         -------
                                                  100.0           100.0

Restaurant operating expenses (1):
    Cost of revenue                                19.6            19.8
    Salaries and wages                             37.1            37.7
    Rent                                           10.0            10.1
    Advertising                                     5.0             5.0
    Other                                          24.3            23.4
Depreciation and amortization                       4.2             4.1
Express operating expense                           1.8             5.7
General and administrative                         12.2            10.6
                                                -------         -------
        Operating loss                            (7.6)           (4.8)

Interest                                            4.9             5.9
                                                -------         -------

        Loss before income taxes and
        extraordinary item                       (12.5)%         (10.7)%

(1)  As a percentage of restaurant revenue.

Total revenues were $5.9 million and $6.3 million for the three-month periods ended March 31, 1998 and 1999, respectively, or an increase of 6.1%. The reason for the increase was the growth in revenue from the Express business and same store sales increase of approximately 1% in the full-service restaurants for the three-month period ended March 31, 1999 compared to the same period in 1998.

Express royalties and fees were approximately $322,644 and $655,783 for the three-month periods ended March 31, 1998 and 1999, respectively. Franchising of Noble Roman's Pizza Express began in early 1997. At March 31, 1999, approximately 223 franchised Express units were open compared to approximately 67 units open at March 31, 1998. Currently there are approximately 266 franchised units open with approximately 100 units sold to be opened over the next several months. The Company's plans are for significant growth in the number of franchised Express units.

Cost of revenue as a percentage of restaurant revenue were 19.6% and 19.8% for the three-month periods ended March 31, 1998 and 1999, respectively. The increase was the result of unusually high cheese prices during the third and fourth quarter of 1998 and continuing through January 1999. In February 1999 cheese prices returned to a more normal historic level.

Salaries and wages as a percentage of restaurant revenue were 37.1% and 37.7% for the three-month periods ended March 31, 1998 and 1999, respectively. The increase was the result of wage rate increases due to increased competition for restaurant employees.

Other restaurant expenses as a percentage of restaurant revenue were 24.3% and 23.4% for the three-month periods ended March 31, 1998 and 1999, respectively. This decrease was primarily the result of an improvement in discount costs due to management's decision to modify its coupon policy.

General and administrative expenses as a percentage of total revenue were 12.2% to 10.6% for the three-month periods ended March 31, 1998 and 1999, respectively. This improvement was the result of management's control of general and administrive costs and from the increase in revenue from the growth of the Express business.

Operating losses were $450,316 and $301,333 for the three-month periods ended March 31, 1998 and 1999, respectively. The reasons for the improved operating results were the increase in operating profit from the Express business and the reduction of general and administrative expenses.

Interest expenses were $290,945 and $369,296 for the three-month periods ended March 31, 1998 and 1999, respectively. The reason for the increase was due to the increased borrowings, however, $179,872 of this interest was forgiven as a part of the Company's debt restructurings. The interest forgiven was recorded as extraordinary gain net of tax expense in the amount of $118,716 in 1999.

Net losses were $370,545 and $442,615 for the three-month periods ended March 31, 1998 and 1999, respectively. The decline in results was a result of the increased operating profit from the Express business, the reduction of general and administrative expenses and offset by the increase in interest cost.

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

On April 30, 1999, the Company obtained $2,235,600 in additional funding from various investors associated with The Geometry Group based in New York City, who purchased participating income notes of the Company (the "Participating Notes") and warrants to purchase at any time prior to December 31, 2001 an aggregate of 275,000 shares of the Company's common stock at a price of $.01 per share. The Participating Notes mature on April 15, 2003 and are payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.375 per share or in a combination thereof. Interest on the Participating Notes accrues at a rate per annum equal to each investor's pro rata share of the Company's revenues associated with the Company's Pizza Express. Such interest is payable in cash monthly, provided, however, that to the extent that the interest otherwise payable to an investor would exceed such investor's pro rata share of the sum of $33,534, all interest in excess of such amount shall be paid in the form of a PIK Note of the Company. Each PIK Note matures on April 15, 2003 and, similar to the Participating Notes, is payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.375 per share or in a combination thereof.

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

The Company is currently assessing its preparedness for year 2000 as it relates to its information systems. The Company has been working with outside advisors to update or replace various systems so all information system software will be year 2000 compliant by the end of the third quarter 1999. Although there can be no assurance, management anticipates that issues related to year 2000 will have no material effect on the business, the results of operations or on the Company's financial condition.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statement.

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




                                        NOBLE ROMAN'S, INC.


                                        /s/ Paul W. Mobley
Date: August 23, 1999                   -------------------------------------
      ---------------                   Paul W. Mobley, Chairman of the Board


                                        /s/ Dan P. Hutchison
Date: August 23, 1999                   -------------------------------------
      ---------------                   Dan P. Hutchison
                                        Chief Financial Officer