Form 10-Q
period 1999-06-30
NOBLE ROMANS INC
filed 1999-08-23
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

As of August 15, 1999, there were 5,565,390 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following condensed consolidated financial statements are included herein:
             Note to condensed consolidated financial
                  statements                                            Page 2

             Condensed consolidated balance sheets as of
                  December 31, 1998 and June 30, 1999                   Page 4

             Condensed consolidated statements of operations for
                  the six and three months ended June 30, 1998 and 1999 Page 5

             Condensed consolidated statements of cash flows for
                  the six months ended June 30, 1998 and 1999           Page 6

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

SEGMENT REPORTING

In 1998, the Company adopted FAS 131. Prior year information has been restated to present the Company's reportable segments. The Company is organized into two segments as follows: traditional full-service restaurants which are Company-owned and operated, and Noble Roman's Pizza Express which are franchised.

                            Depreciation    Operating             Income Tax
                                and          income                 expense     Segment   Expenditures
                 Revenue    Amortization     (loss)     Interest   (benefit)     Assets   for property
Six months ended
June 30, 1998

Restaurant     $11,288,357     328,594        190,850     27,235     64,889    6,859,241     342,492

Express            861,217           -        579,536          -    197,042      184,374           -

Corporate          177,339     167,709     (1,468,311)   601,839   (713,111)  11,819,153           -
               -----------    --------     ----------    -------   --------   ----------    --------
Total          $12,326,913     496,303       (697,925)   629,074   (451,180)  18,862,768     342,492

Six months ended
June 30, 1999

Restaurant     $11,065,451     369,698         36,469     35,992     12,399    6,736,795     216,064

Express          1,418,373           -        655,442          -    222,850      226,125      10,065

Corporate          178,695     150,218     (1,284,592)   788,999   (717,258)  13,181,741       5,012
               -----------    --------     ----------    -------   --------   ----------    --------
Total          $12,662,520     519,916       (592,682)   824,991   (482,009)  20,144,661     231,141

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                  December 31,      June 30,
                                                                      1998            1999
                                                                  ------------    ------------
                                Assets
                                ------

Current assets:
    Cash                                                          $     28,176    $    578,069
    Accounts receivable                                                579,841         550,039
    Inventories                                                        844,783         863,137
    Prepaid expenses                                                   185,471         141,398
                                                                  ------------    ------------
         Total current assets                                        1,638,271       2,132,643

Property and equipment, less accumulated depreciation and
    amortization of $4,029,228 and $4,433,818                        6,657,638       6,495,773
Deferred tax asset                                                   4,442,725       4,924,482
Costs in excess of assets acquired, net                              5,944,718       5,814,728
Other assets                                                           459,202         777,035
                                                                  ------------    ------------
                                                                  $ 19,142,554    $ 20,144,661
                                                                  ------------    ------------

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                         $  1,911,089    $  1,631,973
    Notes payable - current                                             18,279          18,279
    Note payable to officer - current                                   65,840          65,840
    Deferred franchise fees                                            143,500         175,000
    Other current liabilities                                        1,740,653       1,319,603
                                                                  ------------    ------------
         Total current liabilities                                   3,879,361       3,210,695


Long-term liabilities:
    Notes payable to Provident Bank net of warrant valuation of
        $653,241 and $586,809, respectively                         13,919,125      13,985,558
    Notes payable to various funds affiliated with Geometry
        Group net of warrant valuation of $262,942 in 1999                  --       1,972,058

    PIK notes payable                                                       --         289,139
    Note payable to officer                                            250,000         250,000
    Other long term liabilities                                         18,339          15,561
                                                                  ------------    ------------
         Total long-term liabilities                                14,187,464      16,512,316


Stockholders' equity
    Common stock (9,000,000 shares, issued 5,552,390 in 1998
         and 5,565,390 in 1999)                                     11,869,175      12,154,093
    Accumulated deficit                                            (10,793,445)    (11,732,443)
                                                                  ------------    ------------
        Total stockholders' equity                                   1,075,730         421,650
                                                                  ------------    ------------

                                                                  $ 19,142,554    $ 20,144,661
                                                                  ------------    ------------

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                               Six Months Ended                Three Months Ended
                                                    June 30,                        June 30,
                                             ---------------------            --------------------
                                             1998             1999            1998            1999
                                             ----             ----            ----            ----
Restaurant revenue                       $ 11,288,357    $ 11,065,451    $  5,778,786    $  5,545,930
Restaurant royalties                           76,106          42,807          41,408          20,845
Express royalties and fees                    861,217       1,418,373         538,573         762,590
Administrative fees and other                 101,233         135,888          47,590          50,196
                                         ------------    ------------    ------------    ------------
     Total revenue                         12,326,913      12,662,520       6,406,357       6,379,562



Restaurant operating expenses:
    Cost of revenue                         2,207,478       2,177,371       1,128,174       1,082,051
    Salaries and wages                      4,148,162       4,202,387       2,103,386       2,122,158
    Rent                                    1,103,495       1,124,754         552,807         565,624
    Advertising                               566,797         540,878         291,298         264,295
    Other                                   2,742,981       2,613,894       1,402,032       1,322,908
Depreciation and amortization                 496,303         519,916         250,502         259,568
Express operating expenses                    281,681         762,932         172,962         406,452
General and administrative                  1,477,941       1,313,070         752,805         647,854
                                         ------------    ------------    ------------    ------------
         Operating loss                      (697,925)       (592,682)       (247,609)       (291,349)

Interest and other expense                    629,074         824,991         338,130         455,695
                                         ------------    ------------    ------------    ------------

Loss before income tax and
extraordinary item                         (1,326,999)     (1,417,673)       (585,739)       (747,044)

Income tax benefit                           (451,180)       (482,009)       (199,180)       (253,995)
                                         ------------    ------------    ------------    ------------

Loss before extraordinary item               (875,819)       (935,664)       (386,559)       (493,049)

Extraordinary item, net of tax expense
of $122,312 and $61,156                       237,431            --           118,715            --
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (638,389)   $   (935,664)   $   (267,844)   $   (493,049)
                                         ------------    ------------    ------------    ------------

Net loss per share                       $       (.15)   $       (.17)   $       (.06)   $       (.09)

Weighted average number of common
shares outstanding                          4,131,324       5,556,390       4,131,324       5,561,057

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                 1998            1999
                                                                                 ----            ----
OPERATING ACTIVITIES
--------------------
    Net loss                                                                 $  (638,388)   $  (935,664)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                             496,217        609,036
       Non-cash interest                                                            --          289,139
       Deferred federal income taxes                                            (328,868)      (482,009)
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                 (195,528)        29,802
            Inventory                                                             19,294        (18,354)
            Prepaid expenses                                                    (286,812)        44,073
            Other assets                                                         (49,077)       (60,166)
        Increase (decrease) in:
            Accounts payable                                                   1,075,173       (279,116)
            Other current liabilities                                           (427,860)      (421,050)
            Deferred franchise fee                                                68,000         31,500
                                                                             -----------    -----------

        NET CASH USED IN OPERATING ACTIVITIES                                   (267,849)    (1,192,809)

INVESTING ACTIVITIES
--------------------
    Purchase of fixed assets                                                    (342,492)      (231,141)
    Issuance of common stock                                                        --           19,500
    Legal fees associated with exchange of debt for equity                          --           (9,582)
                                                                             -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                                   (342,494)      (221,223)

FINANCING ACTIVITIES
--------------------
    Proceeds from long-term debt, net of debt issue costs                        592,367      1,966,703
    Principal payments on long-term debt and capital lease obligations           (11,520)        (2,778)
                                                                             -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                580,847      1,963,925
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                                      (29,494)       549,893
        Cash at beginning of period                                               68,136         28,176
                                                                             -----------    -----------
        Cash at end of period                                                $    38,642    $   578,069
                                                                             -----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

As a result of the Company's debt restructurings with Provident Bank, the Company was not required to pay interest on $11,000,000 note payable to Provident Bank for the period November 1, 1997 through October 31, 1998. The computed interest cost for the six-month period ended June 30, 1998 was $359,743.

The Company's loan agreement provides that interest on $6,572,366 of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the six month period ended June 30, 1999 was $289,139.

See accompanying note to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Six-month and three-month periods ended June 30, 1998 and 1999



The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                           Six Months Ended     Three Months Ended
                                               June 30,              June 30,
                                           ----------------     ------------------
                                           1998        1999      1998        1999
                                           ----        ----      ----        ----
Revenue:
    Restaurant revenue                      91.6%       87.4%     90.2%       86.9%
    Restaurant royalties                     0.6         0.3       0.6         0.3
    Express royalties and fees               7.0        11.2       8.4        12.0
    Administrative fees and other             .8         1.1        .7         0.8
                                          ------      ------    ------      ------
                                           100.0       100.0     100.0       100.0
Restaurant operating expenses (1):
    Cost of revenue                         19.6        19.7      19.5        19.5
    Salaries and wages                      36.7        38.0      36.4        38.3
    Rent                                     9.8        10.2       9.6        10.2
    Advertising                              5.0         4.9       5.0         4.8
    Other                                   24.3        23.6      24.3        23.9
Depreciation and amortization                4.0         4.1       3.9         4.1
Express operating expense                    2.3         6.0       2.7         6.4
General and administrative                  12.0        10.4      11.8        10.2
Restructuring costs                            -           -         -           -
                                          ------      ------    ------      ------
        Operating loss                      (5.7)       (4.7)     (3.9)       (4.6)

Interest                                     5.1         6.5       5.3         7.1
                                          ------      ------    ------      ------

        Loss before income taxes           (10.8)      (11.2)     (9.1)      (11.7)

Income tax benefit                           3.7         3.8       3.1         4.0
                                          ------      ------    ------      ------

        Loss before extraordinary item      (7.1%)      (7.4%)    (6.0%)      (7.7%)

(1)  As a percentage of restaurant revenue

Total revenue increased approximately $336 thousand and decreased approximatley $27 thousand for the six-month period and three month period ended June 30, 1999 compared to the same periods in 1998. The primary reason for the increase was the growth in revenue from the Express business offset slightly by a 1% same store sales decrease in the full-service restaurants.

Express royalties and fees were approximately $1,418,373 and $762,590 for the six month and three month periods ended June 30, 1999 compared to $861,217 and $538,573 for the six month and three month periods ended June 30, 1998. Franchising of Noble Roman's Pizza Express began in early 1997. At June 30, 1999, approximately 235 franchised Express units were open. Currently there are approximately 266 such franchised units open and approximately 100 units sold to be opened over the next several months. In addition, there are current negotiations for a significant number of new units to be opened in 1999.

Cost of revenue as a percentage of restaurant revenue remained approximately the same at 19.7% and 19.5% for the six month and three month periods ended June 30, 1999 compared to 19.6% and 19.5% for the six month and three month periods ended June 30, 1998. Ingredient cost for the Company's products have remained about the same, however, recently the price of cheese has been escalating.

Salaries and wages as a percentage of restaurant revenue were 38.0% and 38.3% for the six and three month periods ended June 30, 1999 compared to 36.7% and 36.4% for the six month and three month periods ended June 30, 1998. The increase was the result of wage rate increases due to increased competition for restaurant employees.

Other restaurant expenses as a percentage of restaurant revenue were 23.6% and 23.9% for the six month and three month periods ended June 30, 1999 compared to 24.3% and 24.3% for the six month and three month periods ended June 30, 1998. The decrease was primarily the result of an improvement in discount cost due to management's decision to modify its coupon policy.

Express operating expenses were $762,932 and $406,452 for the six month and three month periods ended June 30, 1999 compared to $281,681 and $172,962 for the six month and three month periods ended June 30, 1998. This increase was a result of the growth in number of franchised Express units and the Company's decisionnal staff to be prepared for an accelerated rate of growth in the number of new franchised units to be opened during the remainder of 1999.

General and administrative expenses as a percentage of total revenue was 10.4% and 10.2% for the six month and three month periods ended June 30, 1999 compared to 12.0% and 11.8% for the six month and three month periods ended June 30, 1998. This decrease is primarily attributable to the growth in revenue from the Express business and reduced training cost as a result of greater management stability in the full-service restaurants.

Interest expenses were $824,991 and $455,695 for the six month and three month periods ended June 30, 1999 compared to $629,074 and $338,130 for the six month and three month periods ended June 30, 1998. The reason for the increase was a result of increased borrowings.

Net losses before extraordinary item were $935,664 and $493,049 for the six month and three month periods ended June 30, 1999 compared to $875,819 and $386,559 for the six month and three month periods ended June 30, 1998. The slight increase in net loss before extraordinary item was the result of the increased interest cost, increased salaries and wages in the full-service restaurants mostly offset by the increased operating profit from the growth of the Express business.

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

The Company is currently assessing its preparedness for year 2000 as it relates to its information systems. Teen working with outside advisors to update or replace various systems so all information system software will be year 2000 compliant by the end of the third quarter 1999. Although there can be no assurance, management anticipates that issues related to year 2000 will have no material effect on the business, the results of operations or on the Company's financial condition.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

    The Company is involved in various litigation relating to the claims arising out of its normal business operations and relating to restaurant facilities closed in 1997. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statement.

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