Form 10-Q
period 1999-09-30
NOBLE ROMANS INC
filed 2000-01-28
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 For the quarterly period ended September 30, 1999

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

As of December 15, 1999, there were 7,000,421 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

         Note to condensed consolidated financial statements             Page 2

         Condensed consolidated balance sheets as of December 31, 1998
              and September 30, 1999                                     Page 4

         Condensed consolidated statements of operations for the nine and
              three months ended September 30, 1998 and 1999             Page 5

         Condensed consolidated statements of cash flows for the nine
              months ended September 30, 1998 and 1999                   Page 6

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Segment Reporting

In 1998, the Company adopted FAS 131. Prior year information has been restated to present the Company's reportable segments. The Company is organized into two segments as follows: traditional full-service restaurants which are primarily Company-owned and operated, and Noble Roman's Pizza Express which are franchised.


                                 Depreciation   Operating                      Income tax                     Expend-
                                      and     income (loss)                      expense         Segment    itures for
                     Revenue     amortization                    Interest       (benefit)         assets     property
Nine months ended
June 30, 1998
Restaurant       $17,175,756        511,783         201,121         30,641          68,381      6,877,179      519,162
Express            1,453,758              -         937,336              -         318,694        160,824            -
Corporate            237,891        244,746     (2,237,535)      1,012,131     (1,115,344)     12,811,133            -
                 -----------      ---------     -----------      ---------     -----------     ----------   ----------
Total            $18,867,405        756,529     (1,099,078)      1,042,772       (723,269)     19,849,136      519,162

Nine months ended
June 30, 1999
Restaurant       $16,537,741        584,288       (173,997)         41,113        (59,159)      6,425,055      381,991
Express            2,459,474              -       1,273,963              -         433,147        656,928       21,801
Corporate            192,378        217,712     (1,970,950)      1,304,349     (1,127,580)     13,664,185       27,307
                ------------     ----------     -----------     ----------     -----------     ----------   ----------
Total            $19,189,593        802,000       (870,984)      1,345,462       (753,592)     20,746,168      431,099

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

On April 30, 1999, the Company obtained $2,235,600 in additional funding from various investors associated with The Geometry Group based in New York City, who purchased participating income notes of the Company (the "Participating Notes") and warrants to purchase at any time prior to December 31, 2001 an aggregate of 275,000 shares of the Company's common stock at a price of $.01 per share. Interest is based on the Company's revenues associated with the Company's Pizza Express. Such interest is payable in cash monthly, provided, however, that to the extent that the interest otherwise payable to an investor would exceed such investor's pro rata share of the sum of $33,534, all interest in excess of such amount shall be paid in the form of a PIK Note of the Company. Participating Notes and PIK Notes mature on April 15, 2003 and are payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.375 per share or in a combination thereof.

Subsequent Events

On January 27, 2000 the Company, various investors associated with the Geometry Group and The Provident Bank signed a three-way term sheet which will provide a major recapitalization for the Company. This transaction is expected to close in approximately two weeks.

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                                         (Unaudited)
                                                                        December 31,    September 30,
                                                                            1998             1999
                                                                        ------------    ------------

                                Assets
                                ------
Current assets:
    Cash                                                                $     28,176    $    390,299
    Accounts receivable                                                      579,841       1,274,559
    Inventories                                                              844,783         914,065
    Prepaid expenses                                                         185,471         290,943
                                                                        ------------    ------------
         Total current assets                                              1,638,271       2,869,866

Property and equipment, less accumulated depreciation and
    amortization of $4,029,228 and $4,471,146                              6,657,638       6,172,044
Deferred tax asset                                                         4,442,725       5,196,065
Costs in excess of assets acquired, net                                    5,944,718       5,757,129
Other assets                                                                 459,202         751,064
                                                                        ------------    ------------
                                                                        $ 19,142,554    $ 20,746,168
                                                                        ------------    ------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                               $  1,911,089    $  2,523,296
    Notes payable - current                                                   18,279          18,279
    Note payable to officer - current                                         65,840          65,840
    Deferred franchise fees                                                  143,500         255,000
    Other current liabilities                                              1,740,653       1,137,832
                                                                        ------------    ------------
         Total current liabilities                                         3,879,361       4,000,247

Long-term liabilities:
    Notes payable to Provident Bank net of warrant valuation of
        $653,241 and $553,593, respectively                               13,919,125      14,018,773
    Notes payable to various funds affiliated with Geometry Group
        net of warrant valuation of $246,354 in 1999                            --         1,989,246
    PIK notes payable to Provident Bank                                         --           436,104
    Note payable to officer                                                  250,000         250,000
    PIK notes payable to officer                                                --            20,135
    Other long-term liabilities                                               18,339          14,241
                                                                        ------------    ------------
         Total long-term liabilities                                      14,187,464      16,728,499

Stockholders' equity
    Common stock (9,000,000 shares authorized, 5,552,390
         outstanding in 1998 and 7,000,421 in 1999)                       11,869,175      12,273,722
    Accumulated deficit                                                  (10,793,445)    (12,256,300)
                                                                        ------------    ------------
        Total stockholders' equity                                         1,075,730          17,422
                                                                        ------------    ------------
                                                                        $ 19,142,554    $ 20,746,168
                                                                        ------------    ------------

See accompanying note to condensed consolidated financial statements

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                 Nine Months Ended                Three Months Ended
                                                    September 30,                    September 30,
                                            ----------------------------    ----------------------------
                                                 1998            1999            1998             1999
                                                 ----            ----            ----             ----
Restaurant revenue                          $ 17,175,756    $ 16,537,741    $  5,887,399    $  5,472,290
Restaurant royalties                             102,015          62,345          25,909          19,538
Express royalties and fees                     1,453,758       2,459,474         592,541       1,041,101
Administrative fees and other                    135,876         130,033          34,643          (5,855)
                                            ------------    ------------    ------------    ------------
     Total revenue                            18,867,405      19,189,593       6,540,492       6,527,103

Restaurant operating expenses:
    Cost of revenue                            3,384,917       3,369,331       1,177,439       1,191,960
    Salaries and wages                         6,285,320       6,316,118       2,137,158       2,113,731
    Rent                                       1,660,109       1,679,078         556,614         554,324
    Advertising                                  858,777         827,546         291,980         286,668
    Other                                      4,273,729       3,935,377       1,530,748       1,321,483
Depreciation and amortization                    756,529         802,000         260,226         282,084
Express operating expenses                       516,422       1,185,511         234,741         422,579
General and administrative                     2,230,680       1,945,616         752,739         632,546
                                            ------------    ------------    ------------    ------------
         Operating loss                       (1,099,078)       (870,984)       (401,153)       (278,302)

Interest and other expense                     1,042,772       1,345,462         413,698         520,471
                                            ------------    ------------    ------------    ------------

Loss before income tax and extraordinary
item                                          (2,141,850)     (2,216,446)       (814,851)       (798,773)

Income tax benefit                              (728,269)       (753,592)       (277,089)       (271,583)
                                            ------------    ------------    ------------    ------------

Loss before extraordinary item                (1,413,581)     (1,462,855)       (419,047)       (527,191)

Extraordinary item, net of tax expense of
$183,468 and $61,156                             356,146            --           118,715            --
                                            ------------    ------------    ------------    ------------

Net loss                                    $ (1,057,435)   $ (1,462,855)   $   (419,047)   $   (527,191)
                                            ------------    ------------    ------------    ------------

Net loss per share                          $       (.26)   $       (.26)   $       (.10)   $       (.09)

Weighted average number of common
shares outstanding                             4,131,324       5,678,848       4,131,324       5,921,661

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 1998           1999
                                                                                 ----           ----
OPERATING ACTIVITIES
    Net loss                                                                 $(1,057,435)   $(1,462,855)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                             774,244        983,482
       Non-cash interest                                                            --          456,239
       Deferred federal income taxes                                            (544,800)      (753,340)
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                 (292,351)      (694,718)
            Inventory                                                            (33,816)       (69,282)
            Prepaid expenses                                                    (677,123)      (105,472)
            Other assets                                                         (45,864)       (34,195)
        Increase (decrease) in:
            Accounts payable                                                    (291,477)       612,207
            Other current liabilities                                                          (602,820)
            Deferred franchise fee                                                82,500        111,500
                                                                             -----------    -----------

        NET CASH USED IN OPERATING ACTIVITIES                                 (2,086,222)    (1,559,254)

INVESTING ACTIVITIES
    Purchase of fixed assets                                                    (519,162)      (431,099)
    Sale of fixed assets                                                            --          260,325
    Issuance of common stock                                                        --          139,129
    Legal fees associated with exchange of debt for equity                          --           (9,582)
                                                                             -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                                   (519,162)       (41,227)

FINANCING ACTIVITIES
    Proceeds from long-term debt, net of debt issue costs                      2,592,366      1,966,703
    Principal payments on long-term debt and capital lease obligations           (15,210)        (4,098)
                                                                             -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,577,156      1,962,605
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                                      (28,228)       362,123

        Cash at beginning of period                                               68,136         28,176
                                                                             -----------    -----------

        Cash at end of period                                                $    39,908    $   390,299
                                                                             -----------    -----------

Supplemental Schedule of non-cash investing and financing activities

As a result of the Company's debt restructurings with Provident Bank, the Company was not required to pay interest on $11,000,000 note payable to Provident Bank for the period November 1, 1997 through October 31, 1998.. The computed interest cost for the nine-month period ended September 30, 1998 was $539,615.

The Company's loan agreement provides that interest on certain of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the nine month period ended September 30, 1999 was $456,239.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Nine-month and three-month periods ended September 30, 1998 and 1999

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations. Certain items are shown as a percentage of restaurant revenue.

                                                Nine Months Ended                  Three Months Ended
                                                   September 30,                      September 30,
                                              -----------------------            ----------------------
                                               1998              1999             1998            1999
                                               ----              ----             ----            ----
Revenue:
    Restaurant revenue                         91.0%             86.2%            90.0%           83.8%
    Restaurant royalties                          .5                .3               .4              .3
    Express royalties and fees                   7.7              12.8              9.1            16.0
    Administrative fees and other                 .7                .7               .5             (.1)
                                              ------            ------           ------          ------
                                               100.0             100.0            100.0           100.0
Restaurant operating expenses (1):
    Cost of revenue                             19.7              20.4             20.0            21.8
    Salaries and wages                          36.6              38.2             36.3            38.6
    Rent                                         9.7              10.2              9.5            10.1
    Advertising                                  5.0               5.0              5.0             5.2
    Other                                       24.9              23.8             26.0            24.1
Depreciation and amortization                    4.0               4.2              4.0             4.3
Express operating expense                        2.7               6.2              3.6             6.5
General and administrative                      11.8              10.1             11.5             9.7
Restructuring costs                                -                 -                -               -
                                              ------            ------           ------          ------
        Operating loss                          (5.8)             (4.5)            (6.1)           (4.3)

Interest                                         5.5               7.0              6.3             8.0
                                              ------            ------           ------          ------

        Loss before income taxes               (11.4)            (11.6)           (12.5)          (12.2)

Income tax benefit                              (3.9)             (3.9)            (4.2)           (4.2)
                                              ------            ------           ------          ------

        Loss before extraordinary item         (7.5%)            (7.6%)           (8.2%)          (8.1%)

(1)  As a percentage of restaurant revenue

Total revenue increased approximately $307 thousand and decreased approximately $28 thousand for the nine month period and three month periods ended September 30, 1999 compared to the same periods in 1998. The primary reason for the increase was the growth in revenue from the Express business offset by a 2.6% same store sales decrease in the full-service restaurants and by two fewer full-service restaurants.

Express royalties and fees were approximately $2,459,474 and $1,041,101 for the nine month and three month periods ended September 30, 1999 compared to $1,453,758 and $592,541 for the nine month and three month periods ended Septmeber 30, 1998. Franchising of Noble Roman's Pizza Express began in early 1997. At September 30, 1999, approximately 291 franchised Express units were open. Currently there are approximately 360 such franchised units open and approximately 125 units sold to be opened over the next several months. In addition, there are current negotiations for a significant number of new units to be opened in the next several months.

Cost of revenue as a percentage of restaurant revenue increased to 20.4% and 21.8% for the nine month and three month periods ended September 30, 1999 compared to 19.7% and 20.0% for the nine month and three month periods ended September 30, 1998. The price of cheese escalated during the period account for the majority of the increase. Cheese prices have returned to more normal levels during the fourth quarter.

Salaries and wages as a percentage of restaurant revenue were 38.2% and 38.6% for the nine and three month periods ended September 30, 1999 compared to 36.6% and 36.3% for the nine month and three month periods ended June 30, 1998. The increase was the result of wage rate increases due to increased competition for restaurant employees and lower same store sales.

Other restaurant expenses as a percentage of restaurant revenue were 23.8% and 24.1% for the nine month and three month periods ended September 30, 1999 compared to 24.9% and 26.0% for the nine month and three month periods ended September 30, 1998. The decrease was primarily the result of an improvement in discount cost.

Express operating expenses were $1,185,511 and $422,579 for the nine month and three month periods ended September 30, 1999 compared to $516,422 and $234,741 for the nine month and three month periods ended September 30, 1998. This increase was a result of the growth in number of franchised Express units and the Company's decision to hire additional staff to be prepared for an accelerated rate of growth in the number of new franchised units to be opened during the next several quarters.

General and administrative expenses as a percentage of total revenue was 10.1% and 9.7% for the nine month and three month periods ended September 30, 1999 compared to 11.8% and 11.5% for the nine month and three month periods ended September 30, 1998. This decrease is primarily attributable to the growth in revenue from the Express business and reduced training cost as a result of greater management stability in the full-service restaurants.

Interest expenses were $1,345,462 and $520,471 for the nine month and three month periods ended September 30, 1999 compared to $1,042,772 and $413,698 for the nine month and three month periods ended September 30, 1998. The reason for the increase was a result of increased borrowings.

Net losses before extraordinary item were $1,462,855 and $527,191 for the nine month and three month periods ended September 30, 1999 compared to $1,413,581 and $537,762 for the nine month and three month periods ended September 30, 1998. The slight increase in net loss before extraordinary item was the result of the increased interest cost, increased salaries and wages in the full-service restaurants mostly offset by the increased operating profit from the growth of the Express business.

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

As a result of the Company's debt restructuring, the exchange of debt for equity, the $2.2 million investment on April 30, 1999 by various funds associated with The Geometry Group, New York in the form of convertible participating income notes and the recapitalization as described in Subsequent Events, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. However, there can be no assurance that the capitalization will occur. Currently, the Company anticipates that its capital expenditures for the next twelve months will be approximately $300 thousand.

Because of the rapid growth of the Company's Express business, management is currently exploring the possibility of franchising its full-service restaurants to franchisees in order to better utilize its resources, both management and capital, to further focus its efforts on growing the Express business.

The Company developed and began to offer franchises of its Express concept in early 1997. The Express concept was designed to capitalize on its full-service products but with minimal labor requirements in the rapidly growing distribution channel of non-traditional locations. The Company has awarded more than 475 franchises for non-traditional locations and as a co-brand in other traditional concepts since 1997. The Company plans to continue aggressively franchising its Express concept and currently has discussions and negotiations ongoing for many potential franchise locations.

The Express concept is simple and inexpensive to operate, has a low investment cost for the franchisee (approximately $30,000 each), low cost of sales (approximately 23%-25% at recommended retail prices), simple product procedures, low staffing requirements and uses approximately 100 square feet of existing space. The system is fast and convenient for customers and features fresh-baked, great tasting individual and large pizzas, breadsticks with dip, buffalo wings, baked pasta, hot deli sandwiches and cold deli sandwiches plus a breakfast menu consisting of biscuit sandwiches, Pan One omelets, biscuits and gravy, and cinnamon rounds. The menu items are all delivered to the franchisee weekly already pre-prepared in a manner such that the franchisee need only assemble then bake the products in a small conveyor oven prior to serving fresh to the customer. Because the Express units are targeted for existing facilities it is possible to open a unit within two weeks or less from the time the franchise is sold. The competitors of Express restaurants include fast food restaurants in general and, more specifically, other pizza restaurants.

The market for Noble Roman's Pizza Express products is primarily the existing customer traffic in the facility in which the Noble Roman's Pizza Express is installed. Since franchises are being offered for non-traditional locations as previously described, we offer products for the convenience of the existing customer traffic which may also draw new customers to the facility.


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




                                                NOBLE ROMAN'S, INC.



Date:                                           -----------------------------
     -------------------------                  Paul W. Mobley, President
                                                (Principal Executive Officer)


Date:                                           -----------------------------
     -------------------------                  Dan Hutchison
                                                (Chief Financial Officer)