Form 10-Q
period 2000-03-31
NOBLE ROMANS INC
filed 2000-07-17
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

As of June 30, 2000, there were 10,952,803 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

         Note to condensed consolidated financial statements             Page 2

         Condensed consolidated balance sheets as of December 31, 1999
              and March 31, 2000                                         Page 3

         Condensed consolidated statements of operations for the three
              months ended March 31, 1999 and 2000                       Page 4

         Condensed consolidated statements of cash flows for the three
             months ended March 31, 1999 and 2000                        Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Recent Events
-------------

In June and July 2000 investors purchased 650,000 shares of common stock at $1.00 per share, Provident Bank converted $583,070 of PIK notes and an officer converted $44,218 in PIK notes and $250,000 note payable to common stock at $1.00 per share.

Based on the Company's 1998 and 1999 proforma operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2000, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance the franchising growth will continue in the future nor can there be any assurance that the full-service restaurants will be franchised at the estimated value. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                                                  (Unaudited)
                                                                                (Unaudited)                        Proforma
                                                                December 31,      March 31,      Proforma        Balance Sheet
                                Assets                              1999            2000        Adjustment      as of 3/31/2000
                                ------                         -------------   -------------   -------------    ---------------
Current assets:
    Cash                                                       $     29,913    $     20,273       $ 598,000(1)  $    618,273
    Accounts receivable                                             718,623         779,251                          779,251
    Inventories                                                     437,120         380,612                          380,612
    Prepaid expenses                                                109,006         388,232                          388,232
    Assets held for sale                                          2,250,000       2,250,000                        2,250,000
                                                               ------------    ------------                     ------------
         Total current assets                                     3,544,662       3,818,368                        4,416,368

Property and equipment, less accumulated depreciation
    of $327,039 and $333,361                                        570,496         565,430                          565,430
Deferred tax asset                                                9,621,723       9,515,385                        9,515,385
Other assets                                                        721,982         679,867                          679,867
                                                               ------------    ------------                     ------------
     Total assets                                              $ 14,458,862    $ 14,579,050                     $ 15,177,050
                                                               ============    ============                     ============


                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                           $  3,163,200    $  2,229,483                        2,229,483
    Current portion of long-term debt                                17,661          16,444                           16,444
    Note payable officer                                             65,840          65,840                           65,840
    Deferred franchise fees                                         227,125         276,625                          276,625
    Other current liabilities                                     2,622,515       1,288,433                        1,288,433
                                                               ------------    ------------                     ------------
         Total current liabilities                                6,096,341       3,876,825                        3,876,825

Long-term obligations:
    Notes payable to Provident Bank net of warrant
        value of $520,377 and $267,974                           14,051,989       7,732,026                        7,732,026
    Notes payable to various funds affiliated with
         Geometry Group net of warrant valuation of
         $741,179 in 2000                                         2,006,433       2,160,821                        2,160,821
    PIK notes payable to Provident Bank                             583,070         583,070        (583,070)(1)           --
    Notes payable to officer                                        250,000         250,000        (250,000)(1)           --
    PIK notes payable to officer                                     32,242          44,218         (44,218)(1)           --
    Other long-term debt                                             13,432          13,271                           13,271
                                                               ------------    ------------                     ------------
         Total long-term liabilities                             16,937,166      10,783,406                        9,906,118

Stockholders' equity
    Common stock (25,000,000 shares authorized,
       5,552,390 outstanding in 1999 and 10,902,803 in 2000)     12,272,637      15,752,359       1,475,288(1)    17,227,648

    Preferred Stock (5,000,000 shares authorized,
       4,929,274 outstanding in 2000)                                             4,929,274                        4,929,274
    Accumulated deficit                                         (20,847,281)    (20,762,815)                     (20,762,815)
                                                               ------------    ------------                     ------------

        Total stockholder's equity (deficit)                     (8,574,645)        (81,182)                       1,394,107
                                                               ------------    ------------                     ------------


       Total  liabilities and stockholder's equity             $ 14,458,862    $ 14,579,050                     $ 15,177,050
                                                               ============    ============                     ============

(1) Investment by investors of $650,000 in common stock at $1.00 per share less commission of $52,000 and the conversion of PIK notes Provident Bank, PIK notes officer and note payable officer of $583,070, $44,218 and $250,000 respectively, to common stock at $1.00 per share.

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,

                                                                             1999             2000
                                                                             ----             ----
Express royalties and fees                                               $    655,783    $    941,744
Administrative fees and other                                                  85,692         272,115
Restaurant royalties                                                           21,962          22,589
                                                                         ------------    ------------
     Total revenue                                                            763,437       1,236,448

Express operating expenses:
    Salaries and wages                                                        176,115         238,890
    Trade show expense                                                         53,499          60,000
    Travel expense                                                             44,561          68,413
    Other operating expenses                                                   82,305          99,136
Depreciation                                                                   10,114           9,802
General and administrative                                                    181,317         325,006
                                                                         ------------    ------------
         Operating income                                                     215,526         435,201

Interest and other expense                                                    369,296         307,221
                                                                         ------------    ------------

Income (loss) before income taxes                                            (153,770)        127,980

Income taxes (benefit)                                                        (52,282)         43,513
                                                                         ------------    ------------

Net income (loss) before extraordinary item                                  (101,488)         84,467

Loss on discontinued operations net of tax benefit of $175,732               (341,127)           --

                                                                         ------------    ------------

Net income (loss)                                                        $   (442,615)   $     84,467
                                                                         ------------    ------------

Earnings per share:

Net income (loss) before extraordinary item                                      (.02)            .01

Net income (loss)                                                                (.08)            .01

Weighted number of common shares outstanding                                5,552,390       9,238,621

Earnings per share assuming full dilution:

Net income before extraordinary item                                                              .01

Net income                                                                                        .01

Weighted number of common shares outstanding
    assuming full dilution                                                                 13,553,945


See accompanying notes to condensed consolidated financial statements

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
OPERATING ACTIVITIES                                                                   1999           2000
--------------------                                                                   ----           ----
    Net income (loss)                                                              $  (442,615)   $    84,467
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Depreciation                                                                    293,564          9,802
       Non-cash interest                                                               143,771         64,269
       Deferred federal income taxes                                                  (228,014)        29,838
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                        (17,358)       (60,628)
            Inventory                                                                   12,607         56,508
            Prepaid expenses                                                           125,172       (279,226)
            Other assets                                                                (8,449)          --
        Increase (decrease) in:
            Accounts payable                                                           (55,514)      (933,717)
            Other current liabilities                                                     --       (1,234,436)
            Deferred franchise fee                                                      27,500         49,500
                                                                                   -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                                         (149,337)    (2,213,624)

INVESTING ACTIVITIES
    Purchase of property and equipment                                                 (90,042)        (4,016)
    Issuance of capital stock net of issuance cost                                        --        2,208,000
    Legal fees associated with conversion of debt to equity                             (9,582)          --
                                                                                   -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                                          (99,624)     2,203,984

FINANCING ACTIVITIES
    Proceeds from long-term debt                                                       250,000           --
    Principal payments on long-term debt and capital lease obligations                  (1,365)          --
                                                                                   -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                      248,635           --
                                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH                                                               (326)        (9,640)

        Cash at beginning of period                                                     28,176         29,913
                                                                                   -----------    -----------

        Cash at end of period                                                      $    27,850    $    20,273
                                                                                   -----------    -----------

Supplemental Schedule of non-cash investing and financing activities

The Company converted $6,572,366 of long-term debt to 4,929,274 shares of no-yield preferred stock which are convertible to common stock at $3.00 per share and 1,643,092 shares of common stock at $1.00 per share.


See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 1999 and 2000


Introduction
------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company during 1999, management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders.

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations.

                                                                Three Months Ended
                                                                     March 31,
                                                                   1999     2000
                                                                   ----     ----
Express royalties and fees                                        85.9 %   76.2 %
Administrative fees and other                                       11.2     22.0
Restaurant royalties                                                 2.9      1.8
     Total revenue                                                 100.0 %  100.0 %


Express operating expenses:
     Salaries and wages                                             23.1 %   19.3 %
     Trade show expenses                                             7.0      4.9
     Travel expense                                                  5.8      5.5
     Other operating expenses                                       10.8      8.0
Depreciation                                                         1.3       .8

General and administrative                                          23.8     26.3
                                                                   -----    -----
     Operating income                                               28.2 %   35.2 %


Interest                                                            48.4     24.8
                                                                   -----    -----

     Ner income (loss) before income tax and extraordinary item    (20.1)%   10.4 %

2000 Compared with 1999
-----------------------

Total revenue increased from $763 thousand to $1.24 million, or 62.0%, for the three-month period ended March 31, 1999 compared to the same period in 2000. This increase was primarily the result of the growth in the number of the Express franchise locations open.

Express royalties and fees were approximately $656 thousand for the three-month period ended March 31, 1999 compared to $942 thousand for the three-month period ended March 31, 2000. This increase was the result of rapid growth in the number of franchisees. Franchising of Noble Roman's Pizza Express began in 1997. At March 31, 2000, approximately 341 franchised Express units were open compared to 200 at March 31, 1999. Currently there are approximately 410 franchised Express units open with approximately 205 more units sold and to be opened in the future.

Salaries and wages decreased from 23.1% of revenue for the three-month period ended March 31, 1999 to 19.3% of revenue for the three-month period ended March 31, 2000. This decrease was the result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Trade show expense decreased from 7.0% of revenue for the three-month period ended March 31, 1999 to 4.9% of revenue for the three-month period ended March 31, 2000. This decrease was the result of the increased revenue as a result of unit growth.

Travel expenses decreased from 5.8% of revenue for the three-month period ended March 31, 1999 to 5.5% of revenue for the three-month period ended March 31, 2000. This decrease was the result of the increased revenue as a result of unit growth partially offset by increased travel cost related to units opening further away from the home office.

Other operating expenses decreased from 10.8% of revenue for the three-month period ended March 31, 1999 to 8.0% of revenue for the three-month period ended March 31, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Depreciation decreased from 1.3% of revenue for the three-month period ended March 31, 1999 to .8% of revenue for the three-month period ended March 31, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units with minimal capital requirements.

General and administrative expenses increased from 23.8% of revenue for the three-month period ended March 31, 1999 to 26.3% of revenue for the three-month period ended March 31, 2000. This increase was the result of creating additional administrative infrastructure in order to be prepared for expected accelerated growth in the future.

Interest expense decreased from $369 thousand for the three-month period ended March 31, 1999 to $307 thousand for the three-month period ended March 31, 2000. This decrease was the result of the conversion of $6.5 million in debt to equity on February 9, 2000 partially offset by increased borrowings of $2.2 million on April 30, 1999.

Net income (loss) before extraordinary item improved from a net loss of $101 thousand for the three-month period ended March 31, 1999 to a net income of $84 thousand for the three-month period ended March 31, 2000. This improvement was the result of the increased revenue as a result of the growth in the number of franchised units within the infrastructure established earlier in anticipation of that growth.

Liquidity and Capital Resources
-------------------------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders.

Within this, however, the Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises.

In the period February 2000 through July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.7 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $3.4 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $.6 million PIK notes for $2.2 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $294 thousand of notes for common stock.

On April 30, 1999, the Company obtained $2,235,600 in additional funding from various investors associated with The Geometry Group based in New York City, who purchased participating income notes of the Company (the "Participating Notes") and warrants to purchase at any time prior to December 31, 2001 an aggregate of 275,000 shares of the Company's common stock at a price of $.01 per share. The Participating Notes mature on April 15, 2003 and are payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.00 per share or in a combination thereof. Interest on the Participating Notes accrues at a rate per annum equal to each investor's pro rata share of the Company's revenues associated with the Company's Pizza Express. Such interest is payable in cash monthly, provided, however, that to the extent that the interest otherwise payable to an investor would exceed such investor's pro rata share of the sum of $33,534, all interest in excess of such amount shall be paid in the form of a PIK Note of the Company. Each PIK Note matures on April 15, 2003 and, similar to the Participating Notes, is payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.00 per share or in a combination thereof.

As a result of the additional capital raised by the Company, as discussed above, its decision to focus on growth by franchising and its decision to franchise its existing full-service restaurants, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings.

          The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997 and 2000. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statements.

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




                                      NOBLE ROMAN'S, INC.



Date:                                 /s/ Paul W. Mobley
     --------------                   -----------------------------------------
                                      Paul W. Mobley, Chairman of the Board



Date:                                 /s/ Dan P. Hutchison
     --------------                   -----------------------------------------
                                      Dan P. Hutchison, Chief Financial Officer