Form 10-Q
period 2000-06-30
NOBLE ROMANS INC
filed 2000-08-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       Or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)


         Indiana                                        35-1281154
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of organization)

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

As of July 25, 2000, there were 12,605,399 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

         Note to condensed consolidated financial statements            Page 2

         Condensed consolidated balance sheets as of December 31, 1999
              and June 30, 2000                                         Page 4

         Condensed consolidated statements of operations for the three
              months and six months ended June 30, 1999 and 2000        Page 5

         Condensed consolidated statements of cash flows for the three
              months and six months ended June 30, 1999 and 2000        Page 6


The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Recent Events

In the period February 2000 through July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. All of these transactions were at $1.00 per share.

Based on the Company's 1998 and 1999 proforma operating results, the Company's trends and the results of its operations thus far in 2000, its business plan, the number of franchise units now open, the backlog of units sold to be opened and the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future nor can there be any assurance that the remainder of the full-service restaurants will be franchised at the estimated value. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   (Unaudited)                       Proforma
                                                                  December 31,      June 30,          Proforma      Balance Sheet
                                Assets                               1999             2000           Adjustment     as of 6/30/00
                                ------                         ---------------   --------------      ----------     -------------
Current assets:
    Cash                                                      $      29,913     $      21,760     $ 552,000 (1)       $   573,760
    Accounts receivable                                             718,623         1,018,434                           1,018,434
    Inventories                                                     437,120           290,515                             290,515
    Prepaid expenses                                                109,006           313,813                             313,813
    Assets held for sale                                          1,500,000         1,500,000                           1,500,000
                                                              -------------     -------------                         -----------
         Total current assets                                     2,794,662         3,144,522                           3,696,522

Property and equipment, less accumulated depreciation
    of $327,039 and $317,749                                        570,496           581,019                             581,019
Deferred tax asset                                                9,961,723         9,782,356                           9,782,356
Other assets                                                        721,982           684,153                             684,153
                                                              -------------     -------------                         -----------
     Total assets                                             $  14,048,862     $  14,192,050                         $14,744,050
                                                              =============     =============                         ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                         $    3,163,200     $   2,176,232                         $ 2,176,232
    Current portion of long-term debt                                17,661            16,444                              16,444
    Note payable officer                                             65,840            65,840                              65,840
    Deferred franchise fees                                         227,125           335,625                             335,625
    Other current liabilities                                     2,872,515         1,321,777                           1,321,777
                                                              -------------     -------------                         -----------
         Total current liabilities                                6,346,341         3,915,918                           3,915,918

Long-term obligations:
    Notes payable to Provident Bank net of warrant value
        of $520,377 and $249,740                                 14,051,989         7,750,261                           7,750,261
    Notes payable to various funds affiliated with
         Geometry Group net of warrant valuation of
         $569,992 in 2000                                         2,006,433         2,178,008                           2,178,008
    PIK notes payable to Provident Bank                             583,070           583,070     (583,070) (1)                 -
    Notes payable to officer                                        250,000           250,000     (250,000) (1)                 -
    PIK notes payable to officer                                     32,242            56,325      (56,325) (1)                 -
    Other long-term debt                                             13,432            11,886                              11,886
                                                               -------------    -------------                       -------------
         Total long-term liabilities                             16,937,166        10,829,550                           9,940,155


Stockholders' equity
    Common stock (25,000,000 shares authorized,
        5,552,390 outstanding in 1999 and 10,952,803 in 2000)    12,272,637        15,798,360     1,441,395 (1)        17,239,755
    Preferred Stock (5,000,000 shares authorized,
       4,929,274 outstanding in 2000)                                               4,929,274                           4,929,274
    Accumulated deficit                                        (21,507,281)      (21,281,051)                        (21,281,051)
                                                              -------------     -------------                         -----------

        Total stockholder's equity (deficit)                    (9,234,645)         (553,418)                             887,977
                                                              -------------     -------------                         -----------

       Total  liabilities and stockholder's equity            $  14,048,862     $  14,192,050                         $14,744,050
                                                              =============     =============                         ===========

(1) Investment by investors affiliated with Geometry Group, New York and certain local investors of $600,000 in common stock at $1.00 per share and the conversion of PIK notes Provident Bank, note payable officer and PIK notes officer of $583,070, $250,000 and $56,325, respectively, to common stock at $1.00 per share.

 See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                  -------------------          -------------------
                                                  1999           2000          1999           2000
                                                  ----           ----          ----           ----
Express royalties and fees                    $   762,590    $ 1,194,849    $ 1,418,373    $ 2,136,592
Administrative fees and other                      50,196        149,062        135,888        421,177
Restaurant royalties - full service                20,845         18,342         42,807         40,931
                                              -----------    -----------    -----------    -----------
     Total revenue                                833,631      1,362,253      1,597,068      2,598,701


Express operating expenses:
    Salaries and wages                            194,374        245,090        370,489        483,981
    Trade show expense                             54,842         60,000        108,341        120,000
    Travel expense                                 53,823         77,549         98,384        145,962
    Other operating expenses                       91,268        122,866        173,573        222,002
Depreciation                                       10,114          9,812         20,228         19,614
General and administrative expenses               182,947        311,368        364,264        636,374
                                              -----------    -----------    -----------    -----------
         Operating income                         246,263        535,568        461,789        970,769


Interest                                          455,695        320,775        824,991        627,996
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes                (209,432)       214,793       (363,202)       342,773


Income taxes (benefit)                            (71,207)        73,030       (123,489)       116,543
                                              -----------    -----------    -----------    -----------

Net income (loss) before extraordinary item      (138,225)       141,763       (239,713)       226,230


Loss on discontinued operations net of tax
benefit of $182,788 and $358,520                 (354,824)          --         (695,951)           --
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $  (493,049)   $   141,763    $  (935,664)   $   226,230
                                              -----------    -----------    -----------    -----------

Earnings per share:

Net income (loss) before extraordinary item         (.02)            .01           (.04)           .02

Net income (loss)                                   (.06)            .01           (.17)           .02


Weighted number of common shares outstanding   5,561,057      10,919,287      5,556,390     10,078,954


Earnings per share assuming full dilution:


Net income before extraordinary item                                .01                            .02


Net income                                                          .01                            .02


Weighted number of common shares outstanding
    assuming full dilution                                   15,077,170                     14,236,837

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                            June 30,
OPERATING ACTIVITIES                                                                   1999          2000
--------------------                                                                   ----          ----
    Net income (loss)                                                              $  (935,664)   $   226,230
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Depreciation                                                                    609,036         19,614
       Non-cash interest                                                               289,139         92,196
       Deferred federal income taxes                                                  (482,009)       179,367
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                         29,802       (299,811)
            Inventory                                                                  (18,354)       146,605
            Prepaid expenses                                                            44,073       (204,807)
            Other assets                                                               (60,166)        37,829
        Increase (decrease) in:
            Accounts payable                                                          (279,116)      (986,968)
            Other current liabilities                                                 (421,050)    (1,551,955)
            Deferred franchise fee                                                      31,500        108,500
                                                                                   -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                                       (1,192,809)    (2,233,200)

INVESTING ACTIVITIES
    Purchase of property and equipment                                                (231,141)       (27,407)
    Issuance of capital stock net of issuance cost                                      19,500      2,254,000
    Legal fees associated with conversion of debt to equity                             (9,582)          --
                                                                                   -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                                         (221,223)     2,226,593

FINANCING ACTIVITIES
    Proceeds from long-term debt                                                     1,966,703           --
    Principal payments on long-term debt and capital lease obligations                  (2,778)        (1,546)
                                                                                   -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                      248,635         (1,546)
                                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH                                                            549,893         (8,153)
        Cash at beginning of period                                                     28,176         29,913
                                                                                   -----------    -----------

        Cash at end of period                                                      $   578,069    $    21,760
                                                                                   -----------    -----------

Supplemental Schedule of non-cash investing and financing activities

The Company's loan agreements provide that interest on certain of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the six-month period ended June 30, 1999 and June 30, 2000 was $289,139 and $92,196.

The Company converted $6,572,366 of long-term debt to 4,929,274 shares of no-yield preferred stock which are convertible to common stock at $3.00 per share and 1,643,092 shares of common stock at $1.00 per share.


See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six-month periods ended June 30, 1999 and 2000

Introduction

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities and away from operating full-service, traditional restaurants. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of the franchising growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal should be focused on franchise services to maximize the potential for stakeholders.

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 Company-owned most productive full-service restaurants in central and southern Indiana into four operating districts, and to seek independent franchise operators to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. In seeking potential partners for this transaction, the Company is selectively searching for experienced operators with the goal of reconditioning certain aspects of the existing facilities and expanding the concept under a pre-agreed strategy and format. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company is actively pursuing such arrangements and has already franchised 15 of them and believes that agreements will be reached for the remainder.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations.

                                         Three Months Ended Six Months Ended
                                              June 30,         June 30,
                                          ----------------  ----------------
                                            1999     2000     1999     2000
                                            ----     ----     ----     ----
Express royalties and fees                 91.5 %   87.7 %   88.8 %   82.2 %
Administrative fees and other               6.0     10.9      8.5     16.2
Restaurant royalties                        2.5      1.3      2.7      1.6
                                          -------  -------  -------  -------
     Total revenue                        100.0 %  100.0 %  100.0 %  100.0 %


Express operating expenses:
     Salaries and wages                    23.3 %   18.0 %   23.2 %   18.6 %
     Trade show expenses                    6.6      4.4      6.8      4.6
     Travel expense                         6.5      5.7      6.2      5.6
     Other operating expenses              10.9      9.0     10.9      8.5
Depreciation                                1.2       .7      1.3       .8
General and administrative                 21.9     22.9     22.8     24.5
                                          -------  -------  -------  -------
     Operating income                      29.5 %   39.3 %   28.9 %   37.4 %


Interest                                   54.7     23.5     51.7     24.2
                                          -------  -------  -------  -------

     Net income (loss) before income tax
         and extraordinary item           (25.1)%   15.8 %  (22.7)%   13.2%

2000 Compared with 1999

Total revenue increased from $834 thousand to $1.36 million and from $1.6 million to $2.6 million, respectively, or 62.5% increase, for the three-month and six-month periods ended June 30, 2000 compared to the same period in 1999. This increase was primarily the result of the growth in the number of the Express franchise locations open.

Express royalties and fees were approximately $1.19 million and $2.14 million, respectively, for the three-month and six-month periods ended June 30, 2000 compared to $763 thousand and $1.42 million for the same periods in 1999. This increase was the result of rapid growth in the number of franchises. Franchising of Noble Roman's Pizza Express began in 1997. At June 30, 2000 approximately 397 franchised Express units were open compared to 235 at June 30, 1999. Since 1997 the Company has awarded over 630 franchises in 36 states, with approximately 420 of those locations open and in operation for a total of approximately 452 locations. In addition to the 210 sold and not yet open locations, it is the Company's plan to aggressively pursue the sale of additional locations across the country and Canada. The Company is currently involved in ongoing discussions and negotiations involving many additional franchise locations.

Salaries and wages decreased from 23.3% and 23.2% of revenue for the three-month and six-month periods ended June 30, 1999 to 18.0% and 18.6% of revenue for the three-month and six-month periods ended June 30, 2000. This decrease was the result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Trade show expense decreased from 6.6% and 6.8% of revenue for the three-month and six-month periods ended June 30, 1999 to 4.4% and 4.6%, respectively, of revenue for the three-month and six-month periods ended June 30, 2000. This decrease was the result of the increased revenue as a result of unit growth partially offset by more national trade shows.

Travel expenses decreased from 6.5% and 6.2% of revenue for the three-month and six-month periods ended June 30, 1999 to 5.7% and 5.6%, respectively, of revenue for the three-month and six-month periods ended June 30, 2000. This decrease was the result of the increased revenue as a result of unit growth partially offset by increased travel cost related to units opening further away from the home office, now in 36 states.

Other operating expenses decreased from 10.9% and 10.9% of revenue for the three-month and six-month periods ended June 30, 1999 to 9.0% and 8.5%, respectively, of revenue for the three-month and six-month periods period ended June 30, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Depreciation decreased from 1.2% and 1.3% of revenue for the three-month and six-month periods ended June 30, 1999 to .7% and .8%, respectively, of revenue for the three-month and six-month periods ended June 30, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units with minimal capital requirements.

General and administrative expenses increased from 21.9% and 22.8% of revenue for the three-month and six-month periods ended June 30, 1999 to 22.9% and 24.5%, respectively, of revenue for the three-month and six-month periods ended June 30, 2000. This increase was the result of creating additional administrative infrastructure in order to be prepared for expected accelerated growth in the future.

Interest expense decreased from $456 thousand and $825 thousand for the three-month and six-month periods ended June 30, 1999 to $321 thousand and $628 thousand, respectively, for the three-month and six-month periods ended June 30, 2000. This decrease was the result of the conversion of $6.5 million in debt to equity on February 9, 2000 partially offset by increased borrowings of $2.2 million on April 30, 1999.

Net income (loss) before extraordinary item improved from a net loss of $138 thousand and $240 thousand for the three-month and six-month periods ended June 30, 1999 to a net income of $142 and $226 thousand for the three-month and six-month periods ended June 30, 2000. This improvement was the result of the increased revenue as a result of the growth in the number of franchised units within the infrastructure established earlier in anticipation of that growth.

Liquidity and Capital Resources

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities and away from operating full-service, traditional restaurants. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal should be focused on franchise services to maximize the potential for stakeholders.

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 Company-owned most productive full-service restaurants in central and southern Indiana into four operating districts, and to seek independent franchise operators to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company has franchised 15 of the 29 restaurants and believes that agreements will be reached for the remainder.

In the period February 2000 through July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock.

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




                               NOBLE ROMAN'S, INC.



Date:                          /s/ Paul W. Mobley
     --------------------      -------------------------------------------
                               Paul W. Mobley, Chairman of the Board



Date:                          /s/ Dan P. Hutchison
     --------------------      -------------------------------------------
                               Dan P. Hutchison, Chief Financial Officer