Form 10-K405
period 1999-12-31
NOBLE ROMANS INC
filed 2000-08-14
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1999.
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ____ to____.

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

                         $9,798,901 as of July 25, 2000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             12,605,399 shares of common stock as of July 25, 2000

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 1999

                                Table of Contents


Item #
in Form 10-K                                                               Page

                                     PART I


1.   Business                                                                 3
2.   Properties                                                               6
3.   Legal Proceedings                                                        6
4.   Submission of Matters to a Vote of Security Holders                      6

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters    7
6.   Selected Financial Data                                                  9
7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                           10
8.   Financial Statements and Supplementary Data                             16
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    31

                                    PART III

10.  Directors and Executive Officers of the Registrant                      31
11.  Executive Compensation                                                  32
12.  Security Ownership of Certain Beneficial Owners and Management          34
13.  Certain Relationships and Related Transactions                          36

                                     PART IV

14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K        37

PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc. (the "Company") sells and services franchises for non-traditional and co-branded foodservice operations under the trade name "Noble Roman's Pizza". The concept's hallmarks include high quality pizza products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. The Company has over 28 years experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has awarded over 623 non-traditional and co-branded franchises in 36 states. Since the franchises are typically installed in pre-existing, high-traffic commercial and recreational facilities, a typical franchise requires an investment of approximately $25,000 to $30,000 per location.

Products & Systems
------------------

Prior to franchising non-traditional and co-branded locations, the company invested approximately three years in time and manpower to engineer a selection of high quality products and easy to implement systems that would appeal to prospective franchisees. Using its 28 years of experience in operating pizza restaurants and its highly regarded, scratch-made products served in its traditional restaurants as a baseline for quality standards, the Company carefully developed specially engineered dough products that are supplied by third party vendors in a ready-to-use form requiring only on-site assembly and baking. The result is products that are great tasting, quality consistent, easy to assemble and relatively low in food cost.

The operating systems are also uniquely developed for simplicity of operation and for minimizing hourly labor requirements and management intensiveness. Operational layout, product pre-preparation, assembly and baking, and customer fulfillment were all designed to function efficiently and cost-effectively with minimal space requirements of approximately 100 square feet. Customers select from a variety of grab-and-go products from an attractive counter-top kiosk, or select a made-and-baked-to-order traditional large pizza with their favorite toppings. All products are designed for quick assembly and baking through small, stackable conveyor ovens.

A unique feature of the Noble Roman's program is the menu flexibility offered franchisees. The core package includes such items as 14" large pizzas, individual sized 7" pizzas and breadsticks with dip. From this core, franchisees may also select from the following product extensions: baked pastas, Buffalo wings, hot sandwiches and breakfast. Many potential franchisees are looking for a complete foodservice package to fit their specific application or desire for add-on sales opportunities. Noble Roman's product extensions allow the franchisee "one-stop" franchise shopping to satisfy their complete needs through one business relationship, one franchise fee and one set of equipment. Added flexibility is provided with the Company's on-going co-branding relationship with other traditional restaurant chains.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include such venues as universities, entertainment centers, convenience stores, travel plazas, military bases and other types of locations with pre-existing customer traffic. Additionally, the Company has national co-branding relationships with both TCBY(R) (over 3,000 locations) and Subway(R) (over 14,500 locations worldwide). Co-branding allows the owner of a TCBY(R) or Subway(R) franchise to add Noble Roman's products and systems while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place, the Noble Roman's concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded over 623 franchises since 1997 in 36 states, with approximately 412 of these locations open and in operation for a total of 444 locations. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional locations across the country and Canada. The Company is currently involved in on-going discussions and negotiations involving many additional franchise locations.

Recent Strategic Events
-----------------------

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

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. In seeking a potential partner for this transaction, the Company is selectively searching for an experienced operator with the goal of reconditioning certain aspects of the existing facilities and expanding the concept under a pre-agreed strategy and format. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company is actively pursuing such arrangements and has already franchised 15 of them and believes that an agreement can be reached for the remainder.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company's non-traditional segment competes for franchise sales on the basis of product engineering, investment cost, cost of sales, simplicity of operation and labor requirements. A change in the business strategy or the receptivity of one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain existing franchisees or sell its products through its franchise system. In addition, the Company is dependent on recruiting, hiring and maintaining the employment of professionals to sell, open and maintain Noble Roman's Pizza franchises, and the market for such professionals is very competitive. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise segment of the restaurant industry, management, however, has defined what it believes to be certain competitive advantages for the Company. First, several of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees. The Company is not faced with this restriction on any scale of major significance since its full-service operations were highly concentrated geographically and were largely company owned and operated.

Additionally, several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional food service locations. This lack of operating experience may be a limitation in attracting and maintaining non-traditional franchisees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it organizational experience in structuring, planning, marketing, and cost controlling which could be of material benefit to franchisees.

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises may be affected in minor ways by certain seasonalities and holiday periods. Franchise sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first couple of months of the year. Franchise sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of May 19, 2000, the company employed approximately 32 persons in its non-traditional and co-brand business segments, all of whom were engaged on a full-time basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), Noble Roman's Pizza Express(R) and THE BETTER PIZZA PEOPLE (R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation
---------------------

The company and its franchisees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each Noble Roman's location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as our third party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

The Company is subject to Federal Trade Commission ("FTC") regulation and various state agencies and laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing certain specified information. Some states also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where franchised units may become established.


ITEM 2.   PROPERTIES

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, April 25, 2000, the Company held a special meeting of stockholders for the purpose of voting on the following proposals which the shareholder approved: to amend the Articles of Incorporation increasing the authorized number of shares of capital stock to 30 million; to increase the number of authorized shares of common stock to 25 million; and to create 5 million shares of "blank check" preferred stock.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Information
------------------

The Company's common stock has been included on Nasdaq "Electronic Bulletin Board" and trades under the symbol "NROM".

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                     1998                    1999               2000
                                     ----                    ----               ----
          Quarter Ended:          High     Low         High        Low      High     Low
                                  ----     ---         ----        ---      ----     ---
          March 31            $    7/8     5/8      2  1/16    1  9/16     2  5/8   1 1/4
          June 30              1 31/32     5/8      3 15/32    2           2  1/2   1 3/64
          September 30         1 17/32   1 1/8      3   1/8    1 15/32
          December 31          2 13/32   29/32      2          1   3/8


Holder of Record
----------------

As of May 1, 2000, the Company believes there were approximately 359 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

In the period February 2000 thru July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. All of these transactions were at $1 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA      (In thousands except per share data)


                                                                 Year Ended December 31,
                                                     ------------------------------------------------------
                                                                                                                 Proforma
Statement of Operations Data:                          1995        1996        1997        1998        1999        1999
                                                       ----        ----        -----       ----        ----        ----
Restaurant revenue                                   $ 33,325    $ 33,854    $ 25,369    $ 23,307    $   --      $   --
Express royalties                                        --          --           524       2,161       3,270       3,270
Restaurant royalties                                      212         189         133         125          81         700
Administrative fees and other                             358         196          79         189         458         458
                                                     --------    --------    --------    --------    --------    --------
      Total revenue                                    33,895      34,239      26,105      25,782       3,809       4,428
Restaurant operating expenses                          29,149      31,090      24,094      22,781        --          --
Express operating expenses                               --          --           220         839       1,611       1,611
Depreciation and amortization                           1,334       1,488       1,076       1,059          65          65
General and administrative                              1,951       2,834       2,816       3,002         849         849
Financing, acquisition and restructuring costs            112       1,554       6,529         571        --          --
                                                     --------    --------    --------    --------    --------    --------
      Operating income (loss)                           1,350      (2,727)     (8,632)     (2,469)      1,285       1,903
Interest                                                1,287       1,794         996       1,387       1,902       1,246
                                                     --------    --------    --------    --------    --------    --------
Income before income taxes and
  extraordinary item                                       64      (4,521)     (9,627)     (3,856)       (617)        657
Income taxes (benefit)                                     39        (640)     (4,148)     (1,311)       (210)        223
                                                     --------    --------    --------    --------    --------    --------
      Net income (loss) from continuing operations   $     24    $ (3,881)   $ (5,479)   $ (2,545)   $   (407)   $    434
                                                     --------    --------    --------    --------    --------    --------
Income (loss) from discontinued operations and
  extraordinary items                                    (224)       --         1,563         396     (10,303)       --
      Net income (loss)                              $   (200)   $ (3,881)   $ (3,917)   $ (2,150)   $(10,714)   $    434
                                                     --------    --------    --------    --------    --------    --------


Weighted average number of common shares                4,008       4,131       4,131       4,131       6,015      11,601
      Net income (loss) per share from continuing
          operations                                 $    .01    $   (.94)   $  (1.33)   $   (.62)   $   (.07)   $    .04
                                                     --------    --------    --------    --------    --------    --------
Income (loss) per share from discontinued
  operations and extraordinary items                     (.06)       --           .38         .10       (1.71)       --
      Net income (loss) per share                    $   (.05)   $   (.94)   $   (.95)   $   (.52)   $  (1.78)   $    .04
                                                     --------    --------    --------    --------    --------    --------


Balance sheet data (at year end):
Working capital (deficit)
                                                     $   (827)   $(16,251)   $ (3,510)   $ (2,241)   $ (3,552)   $   (689)
Total assets                                           20,004      19,451      18,205      19,143      14,049      15,815
Long-term obligations                                  11,891      12,561      13,611      14,187      16,937       9,871
Stockholders' equity (deficit)                       $  4,613    $    791    $   (325)   $  1,076    $ (9,235)   $    708


(1) See Note 2 of Company's financial statements for pro forma balance sheet reflecting events subsequent to December 31, 1999.

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

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. In seeking a potential partner for this transaction, the Company is selectively searching for an experienced operator with the goal of reconditioning certain aspects of the existing facilities and expanding the concept under a pre-agreed strategy and format. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company is actively pursuing such arrangements and has already franchised 15 of them and believes that an agreement can be reached for the remainder. There can be no assurance that a transaction will be completed or, if so, under what terms or time frame. The Company has used its best estimates to reserve for future operations until completed.

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising its Express concept can offer opportunities for rapid growth for the next several years.

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

The following table sets forth the proforma 1999 compared with proforma 1998 operating results included in the Company's consolidated statement of operations.

                  ProForma Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                        Years Ended December 31,
                                                1998                  1999
                                                ----                  ----
Express royalties and fees      $2,227,053      70.3% $3,269,888      73.9%
Administrative fees and other      566,948      18.5     457,824      10.3
Restaurant royalties               278,787      11.2     700,040      15.8
                                ----------     -----  ----------     -----
     Total revenue              $3,072,788     100.0% $4,427,751     100.0%

Express operating expenses:
     Salaries and wages         $  468,806      15.3  $  776,053      17.5
     Trade Show expense            105,031       3.4     214,046       4.8
     Travel expense                111,798       3.6     256,215       5.8
     Other operating expense       153,320       5.0     364,772       8.2
Depreciation and amortization       59,183       1.9      64,848       1.5

General and administrative      $  840,514      27.4% $  848,538      19.2%
                                ----------     -----  ----------     -----

     Operating income           $1,334,437      43.4%  1,903,279      43.0%

Interest expense                   764,268      24.9  $1,246,433      28.2
                                ----------     -----  ----------     -----
Income before income taxes         570,168      18.6     656,846      14.8
Income taxes                       193,857       6.3     223,328       5.0
                                ----------     -----  ----------     -----
Net income                      $  376,311      12.3% $  433,519       9.8%


1999 Compared with 1998
-----------------------

Total revenue increased from $3.1 million to $4.4 million, or 41.9%, for 1999 compared to 1998. This increase was primarily the result of the growth in the number of the Express franchise locations open. Express royalties and fees were approximately $3.3 million for 1999 compared to $2.2 million during 1998. This increase was the result of rapid growth in the number of franchisees. Franchising of Noble Roman's Pizza Express began in 1997. At December 31, 1999, approximately 310 franchised Express units were open compared to 192 at the end of 1998. Currently there are approximately 444 franchised Express units open with approximately 210 more units sold and to be opened in the future.

Salaries and wages increased from 15.3% of revenue in 1998 to 17.5% of revenue in 1999. The primary reason for this increase was the building of the Company's infrastructure in franchising for anticipated rapid growth in the future.

Trade show expense increased from 3.4% of revenue in 1998 to 4.8% of revenue in 1999. The primary reason for this increase was the increase in the number of trade shows that the Company participated in during 1999. This increase also reflects the Company's decision to participate in national trade shows commencing in 1999 as opposed to only local midwestern shows in 1998. As a result, the Company now has franchises sold in 35 states.

Travel expense increased from 3.6% of revenue in 1998 to 5.8% of revenue in 1999. This increase was the result of the Company expanding its franchise area from local midwestern states to 35 states nationwide.

Other operating expenses increased from 5.0% of revenue in 1998 to 8.2% of revenue in 1999. This increase was primarily the result of the increased cost related to the increased staff as discussed in salaries and wages and the building of the infrastructure in the franchising for the anticipated future growth nationwide.

General and administrative expense decreased from 27.4% of revenue in 1998 to 19.2% of revenue in 1999. This decrease was the result of the fact that the administrative structure for future franchise growth was put in place in 1998 and, therefore, remained approximately constant in dollar amounts for 1999, however, the percentage decreased because total revenue increased.

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

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the Franchisee. To date, the Company has been able to offset the effects of inflation in food costs without significantly increasing prices through effective cost control methods, however, the competition for labor has resulted in higher salaries and wages for the Franchisees.

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

Within this, however, the Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. In seeking a potential partner for this transaction, the Company is selectively searching for an experienced operator with the goal of reconditioning certain aspects of the existing facilities and expanding the concept under a pre-agreed strategy and format. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company is actively pursuing such arrangements and has already franchised 15 of them and believes that an agreement can be reached for the remainder. There can be no assurance that a transaction will be completed, or if so, under what terms or time frame. The Company has used its best estimates to reserve for future operations until completed.

Pursuant to the Company's strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. The reduction in the carrying value of those assets, all activities in 1999 associated with the full-service restaurants and a reserve for future costs associated with those restaurants in the amount of $1,599,032 were charged to loss on discontinued operations.

In the period February 2000 thru July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer exchanged $312 thousand of notes for common stock.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                                                                                            Proforma
                                                                            December 31,
                                                                            ------------           Proforma        Balance Sheet
                             Assets                                   1998             1999       Adjustments     as of 12/31/99
                             ------                                   ----             ----       -----------     --------------

Current assets:
   Cash                                                           $    28,176     $    29,913    $1,091,000 (2)     $ 1,426,248
                                                                                                     107,000 (3)
                                                                                                     198,335 (4)
   Accounts receivable                                                579,841         718,623                           718,623
   Inventories                                                        844,783         437,120                           437,120
   Prepaid expenses                                                   185,471         109,006       355,832 (4)         464,838
  Assets held for sale                                                      -       1,500,000                         1,500,000
                                                                 ------------    ------------                      ------------
                 Total current assets                               1,638,271       2,794,662                         4,546,829
                                                                 ------------    ------------                      ------------

Property and equipment:
   Equipment                                                        8,318,737         813,305                           813,305
   Leasehold improvements                                           2,214,931          84,229                            84,229
   Capitalized leases                                                 168,750               -                                 -
                                                                 ------------    ------------                      ------------
                                                                   10,702,418         897,534                           897,534
   Less accumulated depreciation and amortization                   4,044,780         327,039                           327,039
                                                                 ------------    ------------                      ------------
                Net property and equipment                          6,657,638         570,496                           570,496
                                                                 ------------    ------------                      ------------

Costs in excess of assets acquired, net                             5,944,718               -                                 -
Deferred tax asset                                                  4,442,726       9,961,723        (36,380) (3)     9,925,343
Other assets                                                          459,202         721,982         50,000  (4)       771,982
                                                                 ------------    ------------    -----------       ------------
                                                                 $ 19,142,555    $ 14,048,862                      $ 15,814,650
                                                                 ------------    ------------                      ------------
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
   Accounts payable                                               $ 1,911,089     $ 3,163,200    $  (922,500)(4)   $  2,240,700
   Current portion of long-term debt                                   18,279          17,661                            17,661
   Note payable to officer                                             65,840          65,840                            65,840
   Deferred franchise fees                                            143,500         227,125                           227,125
   Other current liabilities                                        1,740,653       2,872,515        (58,333)(4)      2,684,182
                                                                 ------------    ------------       (130,000)(4)   ------------

                Total current liabilities                           3,879,361       6,346,341                         5,235,507
                                                                 ------------    ------------    -----------       ------------

Long-term obligations:
   Notes payable to Provident Bank net of warrant value of
      $653,241and $520,377)                                        13,919,125      14,051,989     (6,338,197)(1)      7,713,793
   Notes payable to various fund affiliated with Geometry
      Group net of warrant valuation of $228,567 in 1999                            2,006,433        137,200 (4)      2,143,633
   PIK notes payable to Provident Bank                                      -         583,070       (583,070)(2)             --
   Note payable to officer                                            250,000         250,000       (250,000)(2)             --
   PIK notes payable to officer                                                        32,242        (32,242)(2)             --
   Other long-term debt                                                18,339          13,432                            13,432
                                                                 ------------    ------------    -----------       ------------
                Total long-term obligations                        14,187,464      16,937,166                         9,870,858
                                                                 ------------    ------------    -----------       ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 5,552,390
      outstanding in 1998 and 7,019,711 in 1999)                   11,869,175      12,272,637      1,643,092 (1)     17,449,841
                                                                                                   1,956,312 (2)
                                                                                                   1,577,800 (4)
   Preferred stock (5,000,000 shares authorized)                                                   4,929,274 (1)      4,929,274
   Accumulated deficit                                            (10,793,445)    (21,507,281)      (234,169)(1)    (21,670,830)
                                                                                                      70,620 (3)
                                                                 ------------    ------------    -----------       ------------
                Total stockholders' equity (deficit)                1,075,730      (9,234,645)                          708,285
                                                                 ------------    ------------    -----------       ------------
                Total liabilities and stockholder's equity       $ 19,142,555    $ 14,048,862                      $ 15,814,650
                                                                 ------------    ------------    -----------       ------------

(1) Conversion of $6,572,366 of senior secured debt less warrant valuation of $234,169 to $4,929,274 no yield preferred stock and $1,643,092 common stock at $1.00 per share.

(2) Private placement of $1,175,000 of common stock to local investors less commissions of eight percent (8%) on $1,050,000, the conversion of PIK notes to Provident Bank, PIK notes officer and a note payable to an officer to common stock for $583,070, $32,242 and $250,000 respectively.

(3)  Liquidation value of closed stores.

(4) Record additional capital of $1,715,000 less 8% commissions payable in a participating note and the payment of interest to Provident Bank through May 1, 2000, the payment of certain accounts payable, and accrued expenses and the estimated legal and other closing costs associated with this transaction.


See accompanying note to condensed consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                            1997           1998           1999         Adjustment       Proforma
                                                            ----           ----           ----
            Year ended December 31,
            -----------------------
Proforma                1999
Restaurant revenue                                       $ 25,368,644   $23,306,780   $         --   $         --     $         --
Express royalties and fees                                    524,119     2,161,027      3,269,888                       3,269,888
Restaurant royalties                                          132,741       125,093         81,313        618,727(2)       700,040
Administrative fees and other                                  79,244       188,786        457,824                         457,824
                                                         ------------  ------------   ------------                    ------------
               Total revenue                               26,104,748    25,781,686      3,809,024                       4,427,751

Restaurant operating expenses:
     Cost of revenue                                        5,428,908     4,685,955           --                                --
     Salaries and wages                                     9,251,298     8,514,806           --                                --
     Rent                                                   2,455,115     2,223,367           --                                --
     Advertising                                            1,320,491     1,667,140           --                                --
     Other                                                  5,639,373     5,689,619           --                                --
Express operating expenses                                    219,955       838,655      1,611,086                       1,611,086
Depreciation and amortization                               1,076,325     1,059,088         64,848                          64,848
General and administrative                                  2,816,266     3,001,957        848,538                         848,538
Restructuring costs                                         6,528,726       570,544           --                                --
                                                         ------------  ------------   ------------                    ------------
               Operating income (loss)                     (8,631,709)   (2,469,445)     1,284,552                       1,903,279

Interest and other expense                                    995,590     1,387,011      1,901,948       (655,515)(1)    1,246,433

              Income (loss) before income taxes            (9,627,299)   (3,856,456)      (617,396)                        656,846
Income tax (benefit)                                       (4,148,053)   (1,311,194)      (209,915)       433,242 (3)      233,328
                                                         ------------  ------------   ------------                    ------------
Net income (loss) from continuing operations               (5,479,246)   (2,545,262)      (407,481)          --            433,519

Discontinued operations (note 8):
     Loss from discontinued operations (less
        applicable income tax benefit of 632,849)                --            --       (1,228,471)          --                 --
     Loss on disposal of assets from discontinued
        operations including a provision of
        $1,599,032 for operating losses during phase
        out period (less applicable income tax benefit
        of $4,676,468)                                           --            --       (9,077,885)          --                 --
                                                         ------------  ------------   ------------                    ------------

             Net income (loss) before extraordinary gain   (5,479,246)   (2,545,262)   (10,713,838)                        433,519
Extraordinary item net of tax expense of $804,931
    in 1997 and $203,876 in 1998
                                                            1,562,513       395,696             --                              --
                                                         ------------  ------------   ------------                    ------------
Net income (loss)                                        $ (3,916,733) $ (2,149,565)  $(10,713,838)                   $    433,519
                                                         ------------  ------------   ------------                    ------------

Earnings per share:
    Net income (loss) from continuing operations         $      (1.33) $       (.62)  $       (.07)                   $        .04
    Net income (loss)  before extraordinary item                (1.33)         (.61)         (1.78)                            .04
    Net income (loss)                                            (.95)         (.52)         (1.78)                            .04
                                                         ------------  ------------   ------------                    ------------
Weighted average number of common shares
    outstanding                                             4,131,324     4,131,324      6,014,864                      11,600,552
Earnings per share assuming full dilution:
    Net income                                                                                                        $        .03
Weighted number of common shares outstanding
    assuming full dilution                                                                                              16,332,718

(1) Reduction in interest as a result of conversion of senior secured note payable to Provident Bank of $6,572,366 less warrant valuation of $234,169 to $4,929,274 no yield preferred stock which is convertible to common stock at $3.00 per share and $1,643,092 common stock at $1.00 per share.

(2) Royalties which would have been earned at 4% for 31 restaurants franchised or to be franchised.

(3)  Tax effect of above entries.

See accompanying note to condensed consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Noble Roman's, Inc. and Subsidiaries

                                                Common Stock
                                            ----------------------       Accumulated
                                            Shares          Amount         Deficit          Total
                                            ------          ------         --------         -----

Balance at December 31, 1996                4,131,324    $  5,518,431    $ (4,727,146)   $    791,285

Issuance of warrants to purchase stock           --         2,800,000            --         2,800,000

1997 net loss                                    --              --        (3,916,733)     (3,916,733)
                                         ------------    ------------    ------------    ------------

Balance at December 31, 1997                4,131,324    $  8,318,431    $ (8,643,879)   $   (325,448)
                                         ------------    ------------    ------------    ------------

Issuance of warrants to purchase stock           --           708,600            --           708,600

Issuance of common stock in exchange
    for certain liabilities                 1,421,066       2,842,144            --         2,842,144

1998 net loss                                    --              --        (2,149,565)     (2,149,565)
                                         ------------    ------------    ------------    ------------

Balance at December 31, 1998                5,552,390    $ 11,869,175    $(10,793,444)   $  1,075,730
                                         ------------    ------------    ------------    ------------

Issuance of warrants to purchase stock                        275,000                         275,000

Issuance of common stock in exchange
    for certain liabilities                                    90,419                          90,419

Conversion of warrants to stock             1,467,321          38,044                          38,044

1999 net loss                                                             (10,713,837)    (10,713,837)
                                         ------------    ------------    ------------    ------------

                                            7,019,711    $ 12,272,638    $(21,507,282)   $ (9,234,645)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries

                                                                             Year ended December 31,
OPERATING ACTIVITIES                                                   1997           1998           1999
                                                                       ----           ----           ----
     Net loss                                                      $(3,916,733)   $(2,149,565)  $(10,713,837)
     Adjustments to reconcile net (loss) to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                              1,081,217      1,113,447        970,401
          Restructuring costs                                        5,404,504           --             --
          Non-cash interest                                                                          615,312
          Deferred federal income taxes                             (4,140,338)    (1,107,319)    (5,518,998)
          Loss from discontinued segment                            (1,562,488)          --        9,814,285
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable                                 (189,715)      (199,025)      (138,782)
                  Inventories                                           48,794        (42,686)       407,663
                  Prepaid expenses                                    (730,890)       (27,211)        76,465
                  Other assets                                         (85,537)       (29,397)        (5,113)
             Increase (decrease) in:
                 Accounts payable                                     (583,360)       (67,630)     1,252,111
                 Other current liabilities                             290,000        182,629      1,131,245
                 Deferred franchise fees                                63,800         79,700         83,625
                                                                   -----------    -----------    -----------
                 NET CASH USED BY OPERATING
                     ACTIVITIES                                     (4,320,746)    (2,247,057)    (2,025,623)
                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (765,174)      (678,705)      (617,511)
     Sale of property and equipment                                                                  260,325
             NET CASH USED BY INVESTING ACTIVITIES                    (765,174)      (678,705)      (357,186)
                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES
     Principal payments on long-term debt and capital lease
           obligations                                                (287,694)       (22,404)        (4,908)
     Proceeds from notes payable to officer                               --          315,840           --
     Proceeds from long-term debt, net of debt issue costs           2,787,248      2,592,366      1,966,703
     Issuance of capital stock                                                                       432,334
     Legal fees associated with conversion of debt to equity                                          (9,582)
                                                                   -----------    -----------    -----------
              NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                      5,079,554      2,885,802      2,384,547
                                                                   -----------    -----------    -----------

                              INCREASE (DECREASE) IN CASH               (6,366)       (39,960)         1,737
Cash at beginning of year                                               74,502         68,136         28,176
                                                                   -----------    -----------    -----------
                              CASH AT END OF YEAR                  $    68,136    $    28,176    $    29,913
                                                                   ===========    ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities

As a result of the Company's debt restructurings with Provident Bank, the Company was not required to pay interest on the $11,000,000 note payable to Provident Bank for the period November 1, 1997 through October 31, 1998. The computed interest cost for the twelve month period ended December 31, 1998 was $599,572.

The Company's loan agreement provided that interest on certain of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the twelve month period ended December 31, 1999 was $615,312.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

General Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade name "Noble Roman's Pizza".

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 1999 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating less carryforward is approximately $31.1 million of which approximately $30.3 million expires between the years 2012 and 2015. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net loss per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Segment Reporting: In 1998, the Company adopted FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 12).

Note 2:  Subsequent Event

In the period February 2000 thru July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand in notes for common stock. These transactions were all at $1.00 per share.

Note 3:  Recent Strategic Events

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders.

The Company realizes both the historic and continuing significance of its full-service operations in its on-going franchise development. Accordingly, in 1999 the Company made the decision to consolidate the operations of its 29 most productive full-service units in central and southern Indiana into four operating districts, and to seek an independent franchise operator to purchase and operate those units utilizing the existing supervisory and managerial resources currently in place. In seeking a potential partner for this transaction, the Company is selectively searching for an experienced operator with the goal of reconditioning certain aspects of the existing facilities and expanding the concept under a pre-agreed strategy and format. The Company will continue to offer franchise services to the full-service franchises in much the same fashion as it is currently doing with its non-traditional and co-branded franchises. The Company is actively pursuing such arrangements and has already franchised 15 of them and believes that an agreement can be reached for the remainder. There can be no assurance that a transaction will be completed, or if so, under what terms or time frame. The Company has used its best estimates to reserve for future operations until completed.

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

On December 31, 1998, The Provident Bank converted $1,600,000 of previous notes payable plus all accrued interest through December 31, 1998 to 921,066 shares of common stock in the Company. At the same time, The Provident Bank replaced the remaining notes with one note in the amount of $14,572,366.47 bearing interest of 8.75% per annum. The note was to mature November 30, 2001. Interest on said note was to be paid monthly commencing February 1, 1999. Principal payments on the note were to be quarterly in arrears in an amount equal to 50% of excess cash flow for the previous quarter as defined in the Amended Credit Agreement.

On April 30, 1999, The Provident Bank canceled their existing note in the amount of $14,572,366 and replaced the canceled note with Tranche Y Term Loan in the amount of $8,000,000 and Tranche Z Term Loan in the amount of $6,572,366. Tranche Y Term Loan bears interest of 8.75% per annum payable monthly in arrears. Tranche Y Term Loan matures on April 15, 2003. Principal payments on the Tranche Y Term Loan are payable quarterly in arrears in an amount equal to 50% of excess cash flow from the previous quarter as defined in the Amended Credit Agreement. Tranche Z Term Loan bears interest of 8.75% per annum to be paid in PIK notes quarterly in arrears. Tranche Z Term Loan matures on April 15, 2003. There are to be no payments on Tranche Z Term Loan until such time as Tranche Y Term Loan is paid in full after which principal payments will be payable in amounts equal to 50% of the excess cash flow from the previous quarter as defined in the Amended Credit Agreement.

In a subsequent transaction The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may be later converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. All of these transactions were at $1 per share.

Cash payments for interest on all of the Company's debt totaled $1,036,403, $1,106,346 and $580,269 in 1997, 1998 and 1999, respectively.

Note 5:  Leased Assets and Lease Commitments

The Company formerly leased its restaurant facilities under noncancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. The leases generally required the Company to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 1999, obligations under noncancelable operating and capitalized leases for 2000, 2001, 2002, 2003, 2004 and after 2004 were $1.0 million, $1.0 million, $986 thousand, $776 thousand, $634 thousand and $5.9 million, respectively. As a charge to discontinued operations, the Company has provided for estimated future cost associated with these leases until they are sold or terminated.

Rent expense for operating leases were $2,455,115, $2,223,367 and $1,298,567 in 1997, 1998 and 1999, respectively.

The Company currently leases two properties from related parties with rental payments in 1997, 1998 and 1999 of $113,567, $113,567 and $113,567,
respectively.

Note 6:  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                              1996           1997           1998           1999
                              ----           ----           ----           ----
Current benefit           $      --      $      --      $      --      $      --
Deferred benefit             (639,790)    (4,148,053)    (1,311,194)      (209,915)
                          -----------    -----------    -----------    -----------
     Income tax benefit   $  (639,790)   $(4,148,053)   $(1,311,194)   $  (209,915)
                          -----------    -----------    -----------    -----------

Income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to income before taxes as a result of the following:

                                                1996           1997           1998           1999
                                                ----           ----           ----           ----
Computed "expected" tax benefit             $(1,532,238)   $(3,290,965)   $(1,328,874)   $  (209,915)
Amortization of costs in excess of assets
   acquired                                      17,680         17,680         17,680
Valuation allowance                             874,768       (874,768)          --             --
                                            -----------    -----------    -----------    -----------
      Income tax benefit                    $  (639,790)   $(4,148,053)   $(1,311,194)   $  (209,915)
                                            ===========    ===========    ===========    ===========

The deferred tax asset at December 31 consists of the following:

                                                                   1997         1998         1999
                                                                   ----         ----         ----
Deferred tax assets:
       Tax credit carryforwards                                 $  193,680   $  193,680   $  172,768
        Net operating loss carryforward                          4,094,623    5,187,442    9,788,955
       Franchise value for tax purposes of companies acquired       20,300         --           --
                                                                ----------   ----------   ----------
            Total gross deferred tax assets                      4,308,603   $5,381,120   $9,961,723
                                                                ----------   ----------   ----------
Deferred tax liabilities:
       Property and equipment                                      876,521      903,042         --
       Cost in excess of asset acquired                             96,675       35,355         --
            Total gross deferred tax liabilities                   973,196      938,397         --
                                                                ----------   ----------   ----------
       Net deferred tax asset                                   $3,335,407   $4,442,725   $9,961,723
                                                                ==========   ==========   ==========

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

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 1999, options to acquire 47,500 shares were granted. In 1998, options to acquire 24,000 shares were granted. In 1997 options to acquire 60,000 shares were granted. Options granted and remaining outstanding at December 31, 1999 are: 4,500 common shares at $3.63 per share, 6,500 common shares at $3.25 per share, 18,500 common shares at $3.68 per share, 12,750 common shares at $6.44 per share, 43,500 common shares at $1.75 per share, 60,000 common shares at $1.00 per share, 24,000 common shares at $1.385 per share, 10,000 common shares at $2.06 per share, 25,000 common shares at $2.75 per share, 2,500 common shares at $1.63 per share, 10,000 common shares at $1.40 per share and 147,250 common shares at $1.46 per share. As of December 31, 1999, options for 85,750 shares are exercisable.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. The value of the options granted in 1997, 1998 and 1999 were estimated to be $.87 per share, $.76 per share and $.75 per share, respectively. Because of the very limited trading in the Company's common stock, the Company does not believe that traditional methods of valuing the options apply, therefore, it has estimated the value of the options. The following represents the pro forma net loss and earnings per share determined as if the fair value based method had been applied in measuring compensation cost as described in SFAS 123 for the years ended December 31, 1997, December 31, 1998 and December 31, 1999:

                       1997            1998            1999
                       ----            ----            ----
Net loss         $   3,936,253   $   2,167,325   $  10,749,463
Loss per share   $         .87   $         .52   $        1.79

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

In the period February 2000 thru July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.5 million in additional capital. The additional capital came from investors associated with the Geometry Group, Inc. in New York and certain local investors in Indianapolis purchasing approximately $2.9 million of common stock in exchange for cash, The Provident Bank exchanged $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand in notes for common stock.

Note 8:  Loss from Discontinued Operations

Pursuant to the Company's strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. The reduction in the carrying value of those assets, all activities in 1999 associated with the full-service restaurants and a reserve for future costs associated with those restaurants in the amount of $1,599,032 was charged to a loss on discontinued operations.

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

Mr. Mobley loaned moneys from time to time to the Company to help meet cash flow requirements and as of December 31, 1998 the balance of such loans to the Company aggregated $315,840. These amounts were converted to notes payable on May 1, 1999 in conjunction with the investment in the Company by investors affiliated with The Geometry Group.

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999 for financial advisory services.

Note 11.  Segment Reporting

In 1998, the Company adopted FAS 131. Prior year information has been restated to present the Company's reportable segments. The Company is organized into two segments as follows: traditional full service restaurants which are Company-owned and operated, and Noble Roman's Pizza Express which are franchises and provides ongoing services to independent franchisees.

                                                                      Income tax
                          Depreciation    Operating       Interest      expense       Segment     Expenditures
               Revenue  and amortization income (loss)    Expense      (benefit)      assets      for property
               -------  ---------------- -------------    -------      ---------      ------      ------------
1997
Restaurant   $25,368,644   $   761,224   $   512,235    $    96,378   $   206,928    $ 6,808,625   $   746,449
Express          524,119          --         304,164           --         103,416           --            --
Corporate        211,985       315,101    (9,448,108)       899,212    (4,458,397)    11,396,371        18,725
             -----------   -----------   -----------    -----------   -----------    -----------   -----------
Total        $26,104,748   $ 1,076,325   $(8,631,709)   $   995,590   $(4,148,053)   $18,204,996   $   765,174

1998
Restaurant   $23,306,780   $   739,925   $  (214,032)   $    41,908   $   (58,522)   $ 6,965,696   $   576,036
Express        2,161,027          --       1,322,372           --         449,606        200,192        30,912
Corporate        313,879       319,163    (3,577,785)     1,345,103    (1,702,278)    11,976,667        71,757
             -----------   -----------   -----------    -----------   -----------    -----------   -----------
Total        $25,781,686   $ 1,059,088   $(2,469,445)   $ 1,387,011   $(1,311,194)   $19,142,555   $   678,705

1999
Restaurant   $      --     $      --     $      --      $      --     $      --      $ 2,674,880   $   554,829
Express        3,269,888         5,945     1,268,857           --         431,411        725,627        26,379
Corporate        539,137        58,903        15,696      1,901,348      (641,326)    11,398,355        36,303
             -----------   -----------   -----------    -----------   -----------    -----------   -----------
Total        $ 3,809,021   $    64,848   $ 1,284,552    $ 1,901,348   $  (209,915)   $14,048,862   $   617,511

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

           Name                  Age    Positions with the Company
           ----                  ---    --------------------------
     Paul W. Mobley              59    Chairman of the Board and Director
     A. Scott Mobley             36    President and Secretary
     Douglas H. Coape-Arnold     54    Director
     Donald A. Morrison, III     57    Director
     Troy Branson                36    Executive Vice President of Franchising
     Wade Shanower               50    Vice President of Express Operations
     Dan P. Hutchison            40    Chief Financial Officer


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

     Douglas H. Coape-Arnold was appointed a Director of the Company in May 1999. Mr. Coape-Arnold has been Managing General Partner of Geovest Capital Partners, L.P. since January 1997, and Managing Director of TradeCo Global Securities, Inc. since May 1994. Mr. Coape-Arnold's prior experience includes serving as Vice President of Morgan Stanley & Co., Inc. from 1982 to 1986, President & Chief Executive Officer of McLeod Young Weir Incorporated from 1986 to 1988, and Senior Vice President of GE Capital's Transportation & Industrial Funding Corp. from 1988 to 1991. Mr. Coape-Arnold is a Chartered Financial Analyst.

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

     Troy Branson, has been Executive Vice President of Franchising for the Company since November 1997 and since 1992, he was Director of Business Development. Prior to joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group since 1987, after graduating from Indiana University where he received a B.S. in Business.

     Wade Shanower has been Vice President of Express Operations since August 1999, Vice President of Full-Service Operations since November 1997 and since January 1996 he was Regional Director of Operations. Prior to joining the Company, Mr. Shanower was an owner of a Noble Roman's franchise restaurant plus two independent restaurants, which he sold in early 1995 before joining Noble Roman's.

Prior to owning his own restaurants, Mr. Shanower was Vice President of Operations for American Diversified Foods, an Arby's franchisee owned in part by Paul Mobley. He has a B.S. degree from Indiana University.

     Dan P. Hutchison has been Chief Financial Officer since April 1999. Prior to joining the Company, Mr. Hutchison was Director of Operations from May 1998 to February 1999, V.P. of Finance and Administration from January 1997 to May 1998, and Controller from April 1993 to January 1997 with the American Trucker magazine, a division of Southam, Inc. Prior to his employment with Southam, Inc., Mr. Hutchison was Assistant Controller for ATEC Associates, Inc. Mr. Hutchison has a B.S. degree from Indiana University and is a CPA.


     Section l6(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 1999 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.


ITEM l1.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and other executive officers of the Company whose cash compensation in 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                              Long Term
                                                             Compensation
                                    Annual Compensation   Securities Underlying
Name and Principal Position   Year   Salary (l)  Bonus         Options #
---------------------------   ----   ----------  -----    ---------------------
Paul Mobley                   1999    $240,000   $   --
    Chairman of the Board     1998     240,000       --          10,000
                              1997     180,000       --              --

 A. Scott Mobley              1999    $150,000   $   --
    President and Secretary   1998     150,000       --              --
                              1997      96,923       --          10,000

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


                           Number of Securities        Values of Unexercised
                          Underlying Unexercised           In-The-Money
                            Options at 12/31/99       Options at 12/31/99 (1)
                         Exercisable/Unexercisable   Exercisable/Unexercisable
                         -------------------------   -------------------------

      Paul W. Mobley              0  / 10,000              0   /  $5,600
      A. Scott Mobley        30,000  / 30,000              0   /  $5,600

     (1) Based on a per share price of $1.40, the last reported transaction price of the Company's common stock on December 31, 1999.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of July 25, 2000, there were 12,605,399 shares of the Company's common stock outstanding. The stockholders of the Company have agreed to cause its authorized common stock to be increased to 25,000,000 shares on April 25, 2000. The following table sets forth the amount and percent of the Company's common stock beneficially owned on July 25, 2000 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

  Name and Address                       Amount and Nature        Percent of Outstanding
 of Beneficial Owner                of Beneficial Ownership (1)       Common Stock (2)
 -------------------                ---------------------------   ----------------------
Paul W. Mobley                             2,541,018 (3)                  18.3%
      One Virginia Avenue, Suite 800
      Indianapolis, IN 46204
A. Scott Mobley (1)                          913,326 (4)                   7.0%
     One Virginia Avenue, Suite 800
     Indianapolis, IN 46204
Provident Financial Group, Inc.            5,332,839 (5)                  36.4%
     One E. Fourth Street
     Cincinnati, OH  45202
Donald A. Morrison, III                       72,919 (6)                    .6%
     320 N. Meridian, #412
     Indianapolis, IN 46204
 Geovest Capital Partners, L.P.            1,871,625 (8)                  13.7%
     110 E. 59th Street, 18th Floor
      New York, N.Y. 10022
 James Lewis                               4,564,136 (9)                  30.7%
     110 E. 59th Street, 18th Floor
      New York, N.Y. 10022
All Executive Officers and
     Directors as a Group (7 Persons)      5,501,888                      35.8%

*Less than 1%

(1)  All shares owned directly unless otherwise noted.

(2) The percentage calculations are based upon 12,605,399 shares of our common stock issued and outstanding as of July 25, 2000 and, for each officer or director of the group, the number of shares subject to options or conversion rights exercisable currently or within 60 days of July 25, 2000.

(3) This total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank and a warrant to purchase 700,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity.

(4) Includes 53,500 shares subject to options granted under an employee stock option plan which are currently exercisable at $3.63 per share for 4,500 common shares, $3.25 per share for 6,500 common shares, $3.68 per share for 7,500 common shares, $6.44 per share for 5,000 common shares , $1.75 per share for 20,000 common shares and $1.00 per share for 10,000 common shares. Also includes a warrant to purchase 400,000 shares of our common stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank and a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity.

(5) This total includes warrants to purchase in the aggregate 385,000 shares of our common stock at $.01 per share. The warrants were granted to Provident Financial Group as partial consideration for its obligations pursuant to an Amended and Restated Credit Agreement. The total also includes 1,643,091 shares of our common stock which Provident's 4,929,275 shares of our preferred stock may be converted into.

(6) This total includes 70,219 shares owned by Traub and Company, Inc. in its investment account, of which Mr. Morrison is shareholder. Mr. Morrison disclaims beneficial ownership of such shares beyond his interest in Traub and Company.

(7) Includes warrants to purchase 1,771,605 shares beneficially owned by Geovest Capital Partners, L.P. in its investment account, of which Mr. Coape-Arnold is managing partner. Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

(8) Includes warrants to purchase 20,000 shares of our common stock at $.01 per share obtained from The Provident Bank and 1,000,000 shares of our common stock convertible from participating income notes.

(9) This total includes 138,580 shares of our common stock owned by James Lewis Family Trust, 200,000 shares of our common stock owned by James W. Lewis MPP, 520,000 shares of our common stock convertible from participating income notes, 50,000 shares of our common stock convertible from participating income notes owned by James Lewis Family Investment, L.P., 100,000 shares of our common stock convertible from participating income notes owned by James W. Lewis IRA, 100,000 shares of our common stock convertible from participating income notes owned by James W. Lewis, MPP and a warrant to purchase 1,500,000 shares of our common stock at $.01 per share obtained from The Provident Bank.

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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999 for financial advisory services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         The following consolidated financial statements of Noble
         Roman's, Inc. and subsidiaries are included in Item 8:            Page
                                                                           ----

         Consolidated Balance Sheets - December 31, 1998 and 1999            16

         Consolidated Statements of Operations - years ended December 31,
         1997, 1998 and 1999                                                 18

         Consolidated Statements of Changes in Stockholders' Equity - years
         ended December 31, 1997, 1998 and 1999                              20

         Consolidated Statements of Cash Flows - years ended December 31,
         1997, 1998 and 1999                                                 21

         Notes to Consolidated Financial Statements                          23

         Report of Independent Auditors - Larry E. Nunn & Associates, LLC    30

         (a)      Exhibits

         Exhibit No.
         -----------
         3.1      Amended Articles of Incorporation of the Registrant       (1)
         3.2      Amended and Restated By-Laws of the Registrant
         4.1      Specimen Common Stock Certificates                        (1)
         10.3     Employment Agreement with Paul W. Mobley dated November
                  15, 1994                                                  (3)
         10.4     Credit Agreement with The Provident Bank dated December
                  1, 1995                                                   (5)
         10.6     1984 Stock Option Plan
         10.7     Form of Stock Option Agreement                            (6)
         11.1     Statement Re: Computation Per Share Earnings
         21.1     Subsidiaries of the Registrant                            (2)
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


                                      NOBLE ROMAN'S, INC.


Date:                                 By: /s/  Paul W. Mobley
     -----------------                   -------------------------------------
                                         Paul W. Mobley, Chairman of the Board


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                    /s/ Paul W. Mobley
     -----------------                   -------------------------------------
                                         Paul W. Mobley
                                         Chairman of the Board and Director

Date:                                    /s/ A. Scott Mobley
     -----------------                   -------------------------------------
                                         A. Scott Mobley
                                         President and Director

Date:                                    /s/  Donald A. Morrison, III
     -----------------                   -------------------------------------
                                         Donald A. Morrison, III
                                         Director

Date:                                    /s/  Douglas H. Coape-Arnold
     -----------------                   -------------------------------------
                                         Douglas H. Coape-Arnold
                                         Director