Form 10-K405/A
period 1999-12-31
NOBLE ROMANS INC
filed 2000-09-05
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

               Current Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)

            Indiana                                   0-11104
  (State or other jurisdiction)                Commission file number

                                   35-1281154
                                (I.R.S. Employer
                              Identification No.)

                         One Virginia Avenue, Suite 800
                           Indianapolis, Indiana 46204
                        Telephone number: (317) 634-3377

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 25, 2000 12,605,399 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $9,798,901

                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This amendment is being filed to add the Independent Auditors' Report to Item 8 of Form 10-K for the year ended December 31, 1999 as it was inadvertently omitted from the original filing.


[LETTERHEAD OF LARRY E. NUNN & ASSOCIATES]

To the Board of Directors and
  stockholders of Noble Roman's, Inc.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31. 1999 and 1998, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have examined the accompanying the pro forma adjustments reflecting transactions as described on the consolidated balance sheet of Noble Roman's, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations for the year then ended. These pro forma adjustments are based upon management's assumptions and estimates as described in Notes 1 through 3 and are the responsibility of the Company's management. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included such procedures as we considered necessary in the circumstances.

The objective at this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transactions occurred at an earlier date. However, the pro forma financial statements are not necessarily indicative of the results or operations or related effects an financial position that would have been attained had the described transactions actually occurred earlier.

In our opinion, management's assumptions and estimates provide a reasonable basis for presenting the significant effects directly attributable to the described transactions in the consolidated balance sheets, consolidated statements of operations and the Notes 2 and 3. The related pro forma adjustments give appropriate effect to those assumptions, and the pro forma columns reflect the proper application of those adjustments to the historical consolidated financial statement amounts in the pro forma consolidated balance sheet as of December 31, 1999 and the consolidated statement of operations for the year then ended.


/s/ LARRY E. NUNN & ASSOCIATES, LLC

Columbus, Indiana
June 6, 2000

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

      The following Auditor's Report is being filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

      Independent Auditor's Report of Larry E. Nunn & Associcates, LLC. for the year ended December 31, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15)d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Indianapolis, State of Indiana, on this 1st day of September 2000.


                                      NOBLE ROMAN'S, INC.


                                      By: /s/  Paul W. Mobley
                                         -------------------------------------
                                         Paul W. Mobley, Chairman of the Board

                                      By: /s/  Dan P. Hutchison
                                         -------------------------------------
                                         Dan P. Hutchison, Chief Financial
                                         Officer