Form 10-Q
period 2000-09-30
NOBLE ROMANS INC
filed 2000-10-19
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended September 30, 2000

                                       Or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the transition period from _______ to _______

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

As of October 18, 2000, there were 13,033,701 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

         Note to condensed consolidated financial statements            Page 2

         Condensed consolidated balance sheets as of December
              31, 1999 and September 30, 2000                           Page 4

         Condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 and 2000 Page 5

         Condensed consolidated statements of cash flows for the three months and nine months ended September 30, 1999 and 2000 Page 6


The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Recent Events
-------------

In the period February 2000 through July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $9.9 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.5 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $583 thousand PIK notes for $2.2 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $306 thousand of notes for common stock. All of these transactions were at $1.00 per share.

Based on the Company's trends and the results of its operations thus far in 2000, its business plan, the number of franchise units now open, the backlog of units sold to be opened and the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. There can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                            (Audited)       (Unaudited)
                                                           December 31,    September 30,
                                Assets                         1999            2000
                                ------                     ------------    ------------
Current assets:
    Cash                                                   $     29,913    $     76,923
    Accounts receivable                                         718,623         938,232
    Short term notes receivable                                    --           400,000
    Inventories                                                 437,120         175,315
    Prepaid expenses                                            109,006         116,819
    Deferred tax asset - current portion                        472,286         989,009
    Assets held for sale                                      1,500,000            --
                                                           ------------    ------------
         Total current assets                                 3,266,948       2,696,297

Property and equipment, less accumulated depreciation
    of $327,039 and $348,871                                    570,496         551,079
Deferred tax asset                                            9,489,437       8,651,049
Other assets                                                    721,982       1,432,534
                                                           ------------    ------------
     Total assets                                          $ 14,048,862    $ 13,330,959
                                                           ============    ============
                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                       $  3,163,200    $  1,225,107
    Current portion of long-term debt                            17,661            --
    Note payable to officer                                      65,840          65,840
    Deferred franchise fees                                     227,125         293,401
    Other current liabilities                                 2,872,515         556,714
                                                           ------------    ------------
         Total current liabilities                            6,346,341       2,141,062

Long-term obligations:
    Notes payable to Provident Bank net of warrant value
        of $520,377 and $231,503                             14,051,989       7,768,497
    Notes payable to various funds affiliated with
         Geometry Group net of warrant valuation of
         $177,004 in 2000                                     2,006,433       2,195,196
    PIK notes payable to Provident Bank                         583,070            --
    Notes payable to officer                                    250,000            --
    PIK notes payable to officer                                 32,242            --
    Other long-term debt                                         13,432            --
                                                           ------------    ------------
         Total long-term liabilities                         16,937,166       9,963,693

Stockholders' equity
    Common stock (25,000,000 shares authorized,
        5,552,390 outstanding in 1999 and 13,033,701 in
        2000)                                                12,272,637      17,301,755
    Preferred Stock (5,000,000 shares authorized,
       4,929,274 outstanding in 2000)                                         4,929,274
    Accumulated deficit                                     (21,507,281)    (21,004,825)
                                                           ------------    ------------

        Total stockholder's equity (deficit)                 (9,234,645)      1,226,204
                                                           ------------    ------------

       Total  liabilities and stockholder's equity         $ 14,048,862    $ 13,330,959
                                                           ============    ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                        ----------------------------   ----------------------------
                                                            1999            2000           1999            2000
                                                            ----            ----           ----            ----
Express royalties and fees                              $  1,041,101    $  1,249,944   $  2,459,474    $  3,386,536
Administrative fees and other                                 (5,855)        222,952        130,033         644,129
Restaurant royalties - full service                           19,538          75,621         62,345         116,552
                                                        ------------    ------------   ------------    ------------
     Total revenue                                         1,054,784       1,548,516      2,651,852       4,147,217

Express operating expenses:
    Salaries and wages                                       199,255         237,017        569,744         720,998
    Trade show expense                                        52,156          45,000        160,497         165,000
    Travel expense                                            17,203          97,192        115,587         243,154
    Other operating expenses                                 166,110          95,680        339,683         317,682
Depreciation                                                  10,114           9,802         30,342          29,416
General and administrative expenses                          171,208         313,918        535,472         950,292
                                                        ------------    ------------   ------------    ------------
         Operating income                                    438,738         749,905        900,527       1,720,674

Interest                                                     520,471         331,382      1,345,462         959,378
                                                        ------------    ------------   ------------    ------------

Income (loss) before income taxes                            (81,733)        418,523       (444,935)        761,296

Income taxes (benefit)                                       (27,789)        142,297       (151,278)        258,840
                                                        ------------    ------------   ------------    ------------

Net income (loss) before extraordinary item                  (53,944)        276,226       (239,657)        502,456

Loss on discontinued operations net of tax benefit of
   $182,788 and $358,520                                    (473,247)           --       (1,169,198)           --
                                                        ------------    ------------   ------------    ------------

Net income (loss)                                       $   (527,191)   $    276,226   $ (1,462,855)   $    502,456
                                                        ------------    ------------   ------------    ------------

Earnings per share:

Net income (loss) before extraordinary item                     (.01)            .02           (.05)            .05

Loss on discontinued operations                                 (.08)           --             (.21)           --

Net income (loss)                                               (.09)            .02           (.26)            .05

Weighted number of common shares outstanding               5,921,661      12,058,160      5,556,390      10,743,505

Earnings per share assuming full dilution:

Net income before extraordinary item                                             .02                            .04

Net income                                                                       .02                            .04

Weighted number of common shares outstanding
    assuming full dilution                                                15,287,415                     13,972,759

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       -------------------
OPERATING ACTIVITIES                                                                   1999           2000
--------------------                                                                   ----           ----
    Net income (loss)                                                              $(1,462,855)   $   502,456
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Depreciation                                                                    983,482         29,416
       Non-cash interest                                                               456,239        150,337
       Deferred federal income taxes                                                  (753,340)       258,840
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                       (694,718)      (219,609)
            Short term notes receivable                                                   --         (400,000)
            Inventories                                                                (69,282)       261,805
            Prepaid expenses                                                          (105,472)        (7,813)
            Other assets                                                               (34,195)          --
        Increase (decrease) in:
            Accounts payable                                                           612,207     (1,938,093)
            Other current liabilities                                                 (602,820)    (2,333,462)
            Deferred franchise fee                                                     111,500         66,276
                                                                                   -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                                       (1,559,254)    (3,629,847)

INVESTING ACTIVITIES
--------------------
    Purchase of property and equipment                                                (431,099)       (10,001)
    Sale of fixed assets                                                               260,325        350,000
    Issuance of capital stock net of issuance cost                                     139,129      3,238,403
    Legal fees associated with conversion of debt to equity                             (9,582)          --
                                                                                   -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                                          (41,227)     3,678,402

FINANCING ACTIVITIES
--------------------
    Proceeds from long-term debt                                                     1,966,703           --
    Principal payments on long-term debt and capital lease obligations                  (4,098)        (1,546)
                                                                                   -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,962,605         (1,546)
                                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH                                                            362,123         47,009

        Cash at beginning of period                                                     28,176         29,913
                                                                                   -----------    -----------

        Cash at end of period                                                      $   390,299    $    76,922
                                                                                   -----------    -----------


Supplemental Schedule of non-cash investing and financing activities

The Company's loan agreements provide that interest on certain of its notes payable is to be paid by the issuance of PIK notes. The amount of such non-cash interest for the nine-month period ended September 30, 1999 and September 30, 2000 was $289,139 and $24,083.

The Company converted $6,572,366 of long-term debt to 4,929,274 shares of no-yield preferred stock which are convertible to common stock at $3.00 per share and 1,643,092 shares of common stock at $1.00 per share.

The Company converted $639,395 of PIK notes payable plus accrued interest and a $250,000 note payable into 1,052,917 shares of common stock.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 1999 and 2000

Introduction
------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities and away from operating full-service, traditional restaurants. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of the franchising growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal should be focused on franchise services to maximize the potential for stakeholders. Accordingly, the Company has completed franchising all of its previously owned full-service restaurants.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statement of operations.

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                  ------------------------           -------------------------
                                                    1999            2000               1999             2000
                                                    ----            ----               ----             ----
Express royalties and fees                          98.7%           80.7%              92.7%             81.7%
Administrative fees and other                        (.6)           14.4                4.9              15.5
Restaurant royalties                                 1.9             4.9                2.4               2.8
                                                  ------          ------             ------            ------
     Total revenue                                 100.0%          100.0%             100.0%            100.0%

Express operating expenses:
     Salaries and wages                             18.9%           15.3%              21.5%             17.4%
     Trade show expenses                             4.9             2.9                6.1               4.0
     Travel expense                                  1.6             6.3                4.4               5.9
     Other operating expenses                       15.7             6.2               12.8               7.7
Depreciation                                         1.0              .6                1.1                .7
General and administrative                          16.2            20.3               20.2              22.9
                                                  ------          ------             ------            ------
     Operating income                               41.6%           48.4%              34.0%             41.5%

Interest                                            49.3            21.4               50.7              23.1
                                                  ------          ------             ------            ------

     Net income (loss) before income tax
         and extraordinary item                     (7.7)%          27.0 %            (16.8)%            18.4%


2000 Compared with 1999
-----------------------

Total revenue increased from $1.05 million to $1.55 million and from $2.65 million to $4.15 million, respectively, or 46.8% and 56.4% increase, respectively, for the three-month and nine-month periods ended September 30, 2000 compared to the same periods in 1999. This increase was primarily the result of the growth in the number of franchise locations open.

Express royalties and fees were approximately $1.25 million and $3.39 million, respectively, for the three-month and nine-month periods ended September 30, 2000 compared to $1.04 million and $2.46 million for the same periods in 1999. This increase was the result of rapid growth in the number of franchises. Franchising of Noble Roman's foodservice began in 1997. At September 30, 2000 approximately 500 franchised locations were open compared to approximately 260 at September 30, 1999. Since 1977 the Company has awarded over 675 franchises in 40 states. In addition to approximately 200 franchises sold and not yet open, it is the Company's plan to aggressively pursue the sale of additional locations across the country and Canada. The Company is currently involved in ongoing discussions and negotiations involving many additional franchise locations.

Salaries and wages decreased from 18.9% and 21.5% of revenue for the three-month and nine-month periods ended September 30, 1999 to 15.3% and 17.4% of revenue for the three-month and nine-month periods ended September 30, 2000. This decrease was the result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Trade show expense decreased from 4.9% and 6.1% of revenue for the three-month and nine-month periods ended September 30, 1999 to 2.9% and 4.0%, respectively, of revenue for the three-month and nine-month periods ended September 30, 2000. This decrease was the result of the increased revenue as a result of unit growth partially offset by more national trade shows.

Travel expenses increased from 1.6% and 4.4% of revenue for the three-month and nine-month periods ended September 30, 1999 to 6.3% and 5.9%, respectively, of revenue for the three-month and nine-month periods ended September 30, 2000. This increase was the result of increased travel cost related to units opening further away from the home office, now in 40 states.

Other operating expenses decreased from 15.7% and 12.8% of revenue for the three-month and nine-month periods ended September 30, 1999 to 6.2% and 7.7%, respectively, of revenue for the three-month and nine-month periods ended September 30, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units within the infrastructure established earlier in anticipation of that growth.

Depreciation decreased from 1.0% and 1.1% of revenue for the three-month and nine-month periods ended September 30, 1999 to .6% and .7%, respectively, of revenue for the three-month and nine-month periods ended September 30, 2000. This decrease was the result of the increased revenue as a result of the growth in number of franchised units with minimal capital requirements.

General and administrative expenses increased from 16.2% and 20.2% of revenue for the three-month and nine-month periods ended September 30, 1999 to 20.3% and 22.9%, respectively, of revenue for the three-month and nine-month periods ended September 30, 2000. This increase was the result of creating additional administrative infrastructure in order to be prepared for expected accelerated growth in the future.

Interest expense decreased from $520 thousand and $1.35 million for the three-month and nine-month periods ended September 30, 1999 to $331 thousand and $959 thousand, respectively, for the three-month and nine-month periods ended September 30, 2000. This decrease was the result of the conversion of $6.5 million in debt to equity on February 9, 2000 partially offset by increased borrowings of $2.2 million on April 30, 1999.

Net income (loss) before extraordinary item improved from a net loss of $54 thousand and $294 thousand for the three-month and nine-month periods ended September 30, 1999 to a net income of $276 and $502 thousand for the three-month and nine-month periods ended September 30, 2000. This improvement was the result of the increased revenue as a result of the growth in the number of franchised units within the infrastructure established earlier in anticipation of that growth. Net income growth continues as a positive trend: $84 thousand first quarter, $142 thousand second quarter and $276 thousand third quarter.

Liquidity and Capital Resources
-------------------------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding franchising opportunities and away from operating full-service, traditional restaurants. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal should be focused on franchise services to maximize the potential for stakeholders. Accordingly, the Company has completed franchising all of its previously owned full-service restaurants.

In the period February 2000 through July 2000, the Company entered into a series of transactions resulting in its obtaining approximately $9.9 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain local investors in Indianapolis purchasing approximately $2.5 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $583 thousand PIK notes for $2.2 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $306 thousand of notes for common stock.

As a result of the additional capital raised by the Company, its decision to focus on growth by franchising and the Company's results of operations, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its business plan.



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




                                     NOBLE ROMAN'S, INC.



Date:                                /s/  Paul W. Mobley
     ----------------                ----------------------
                                     Paul W. Mobley, Chairman of the Board



Date:                                /s/  Dan P. Hutchison
     ----------------                ------------------------
                                     Dan P. Hutchison, Chief Financial Officer