Form 10-K405
period 2000-12-31
NOBLE ROMANS INC
filed 2001-03-30
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to____.

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

                         $7,689,810 as of March 20, 2001

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             13,593,701 shares of common stock as of March 20, 2001

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2000

                                Table of Contents


Item #
in Form 10-K                                                               Page

                                     PART I

1.      Business                                                              3
2.      Properties                                                            6
3.      Legal Proceedings                                                     6
4.      Submission of Matters to a Vote of Security Holders                   6


                                     PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters                                                   7
6.      Selected Financial Data                                               8
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9
8.      Financial Statements and Supplementary Data                          14
9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             25

                                    PART III

10.     Directors and Executive Officers of the Registrant                   25
11.     Executive Compensation                                               26
12.     Security Ownership of Certain Beneficial Owners and Management       28
13.     Certain Relationships and Related Transactions                       30

                                     PART IV

14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K     31

                                     PART 1

ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc. (the "Company") sells and services franchises for non-traditional and co-branded foodservice operations under the trade name "Noble Roman's Pizza". The concept's hallmarks include high quality pizza products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. The Company has over 29 years experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has awarded approximately 750 non-traditional and co-branded franchises in 41 states. Since the franchises are typically installed in pre-existing, high-traffic commercial and recreational facilities, a typical franchise requires an investment of approximately $25,000 to $30,000 per location.

Products & Systems
------------------

Prior to franchising non-traditional and co-branded locations, the company invested approximately three years in time and manpower to engineer a selection of high quality products and easy to implement systems that would appeal to prospective franchisees. Using its 29 years of experience in operating pizza restaurants and its highly regarded, scratch-made products served in its traditional restaurants as a baseline for quality standards, the Company carefully developed specially engineered dough products that are manufactured by third party vendors and distributed throughout all 48 contiguous states by an unrelated distributor, Multifoods Distribution Group, Inc., in a ready-to-use form requiring only on-site assembly and baking. The results are products that are great tasting, quality consistent, easy to assemble and relatively low in food cost.

The operating systems are also uniquely developed for simplicity of operation and for minimizing hourly labor requirements and management intensiveness. Operational layout, product pre-preparation, assembly and baking, and customer fulfillment were all designed to function efficiently and cost-effectively with minimal space requirements. Service systems are customizable by franchise venue, but generally customers select from a variety of grab-and-go products from an attractive counter-top kiosk, or select a made-and-baked-to-order traditional large pizza with their favorite toppings. All products are designed for quick assembly and baking through small, stackable conveyor ovens.

A unique feature of the Noble Roman's program is the menu flexibility offered franchisees. The core package includes such items as 14" large pizzas, individual sized 7" pizzas and breadsticks with dip. From this core, franchisees may also select from the following product extensions: baked pastas, Buffalo wings, hot sandwiches and breakfast items. Many potential franchisees are looking for a complete foodservice package to fit their specific application or desire for add-on sales opportunities. Noble Roman's product extensions allow the franchisee "one-stop" franchise shopping to satisfy their complete needs through one business relationship, one franchise fee and one set of equipment. Added flexibility is provided with the Company's ongoing co-branding relationship with other traditional restaurant chains.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include such venues as universities, recreational facilities, hotels, convenience stores, travel plazas, military bases and other types of locations with pre-existing customer traffic. Additionally, the Company has national co-branding relationships with other restaurant chains for both tranditional and non-traditional locations. Co-branding allows the owner of other traditional restaurant franchise locations to add Noble Roman's products and systems to their menu offerings while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place, the Noble Roman's concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded approximately 750 franchises since 1997 in 41 states, with approximately 575 of those locations open. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional locations. The Company is currently involved in on-going discussions and negotiations involving many additional franchise locations. The Company plans to aggressively pursue franchising growth in non-traditional locations and co-branding opportunities in the future.

Recent Strategic Events
-----------------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed that transition and all of its restaurants, except one non-traditional unit, used for training, product development and demonstration purposes, are now franchised. The Company will continue to offer franchise services to the full-service franchises which were formerly company operated in much the same fashion as it has been doing with its non-traditional and co-branded franchises.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of product engineering, investment cost, cost of sales, simplicity of operation and labor requirements. A change in the business strategy or the receptivity of one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain existing franchises or sell its products through its franchise system. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. First, several of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees. The Company is not faced with any significant restriction since its full-service operations were highly concentrated geographically.

Several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation in attracting and maintaining non-traditional franchisees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling which could be of material benefit to franchisees.

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises may be affected in minor ways by certain seasonalities and holiday periods. Franchise sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first couple of months of the year. Franchise sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees may be sensitive to sudden drops in temperature or precipitation which would in turn effect Company royalties.

Employees
---------

As of March 26, 2001, the company employed approximately 25 persons, all of whom were engaged on a full-time basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

                                    1999                 2000                2001
                                    ----                 ----                ----
         Quarter Ended:        High      Low        High      Low       High       Low
                               ----      ---        ----      ---       ----       ---
         March 31            2  1/16   1  9/16    2   5/8   1   1/4   1 13/16*    31/32*
         June 30             3 15/32   2          2   1/2   1  3/64
         September 30        3  1/8    1 15/32    2 13/64     27/32
         December 31         2         1   3/8    1  3/4    1   3/8
         *Includes transactions through March 20, 2001.

Holder of Record
----------------

As of March 20, 2001, the Company believes there were approximately 360 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

During 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.4 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain other investors purchasing approximately $3.2 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. Most of these transactions were at $1.00 per share. All of these sales were made in reliance upon the exemption from the registration requirements of the 1933 Act set forth in Section 4(2) of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA        (In thousands except per share data)

                                                                  Year Ended December 31,
                                                   ----------------------------------------------------
Statement of Operations Data:                        1996       1997       1998       1999       2000
                                                   --------   --------   --------   --------   --------
Restaurant revenue                                 $ 33,854   $ 25,369   $ 23,307   $     --   $     --
Royalties and fees                                      189        657      2,286      3,351      4,760
Administrative fees and other                           196         79        189        458        798
                                                   --------   --------   --------   --------   --------
      Total revenue                                  34,239     26,105     25,782      3,809      5,559
Restaurant operating expenses                        31,090     24,094     26,513         --         --
Express operating expenses                               --        220        839      1,611      1,903
Depreciation and amortization                         1,488      1,076         59         65         58
General and administrative                            2,834      2,816        841        849      1,265
Financing, acquisition and restructuring costs        1,554      6,529         --         --         --
                                                   --------   --------   --------   --------   --------
      Operating income (loss)                        (2,727)    (8,632)    (2,469)     1,285      2,332
Interest                                              1,794        996      1,387      1,902      1,276
                                                   --------   --------   --------   --------   --------
Income before income taxes and
  extraordinary item                                 (4,521)    (9,627)    (3,856)      (617)      1055
Income taxes (benefit)                                 (640)    (4,148)    (1,311)      (210)       359
                                                   --------   --------   --------   --------   --------
      Net income (loss) from continuing
          operations                               $ (3,881)  $ (5,479)  $ (2,545)  $   (407)  $    696
Income (loss) from discontinued operations and
  extraordinary items                                    --      1,563        396    (10,303)      (165)
                                                   --------   --------   --------   --------   --------
      Net income (loss)                            $ (3,881)  $ (3,917)  $ (2,150)  $(10,714)  $    531


Weighted average number of common shares              4,131      4,131      4,131      6,015     11,371
      Net income (loss) per share from continuing
          operations                               $   (.94)  $  (1.33)  $   (.62)  $   (.07)  $    .06
Income (loss) per share from discontinued
  operations and extraordinary items                     --        .38        .10      (1.71)      (.01)
                                                   --------   --------   --------   --------   --------
      Net income (loss) per share                  $   (.94)  $   (.95)  $   (.52)  $  (1.78)  $    .05
                                                   --------   --------   --------   --------   --------

Balance sheet data (at year end):

Working capital (deficit)                          $(16,251)  $ (3,510)  $ (2,241)  $ (3,552)  $  1,249
Total assets                                         19,451     18,205     19,143     14,049     12,995
Long-term obligations                                12,561     13,611     14,187     16,937      9,999
Stockholders' equity (deficit)                     $    791   $   (325)  $  1,076   $ (9,235)  $  1,688

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction
------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised. The Company will continue to offer franchise services to the full-service franchises which were formerly company operated in much the same fashion as it has been doing with its non-traditional and co-branded franchises.

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers opportunities for rapid growth for the foreseeable future.

Based on the Company's 2000 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2001, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the 2000 operating results, 1999 operating results and the 1998 operating results from ongoing operations included in the Company's consolidated statement of operations.

                  ProForma Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                      Years Ended December 31,
                                                      ------------------------
                                          1998                  1999                  2000
                                          ----                  ----                  ----
Royalties and fees             $ 2,349,813    94.9%  $ 3,351,201    88.0%   $ 4,760,429   85.6%
Administrative fees and other      125,093     5.1       457,824    12.0        798,538   14.4
                               -----------   -----   -----------   -----    -----------  -----
     Total revenue               2,474,906   100.0     3,809,024   100.0      5,558,967  100.0


Express operating expenses:

     Salaries and wages            465,391    18.8       792,155    20.8        971,682   17.5
     Trade show expense            131,079     5.3       214,046     5.6        210,000    3.8
     Travel expense                 70,065     2.8       162,930     4.3        240,300    4.3
     Other operating expense       172,120     7.0       441,955    11.6        481,338    8.7
Depreciation and amortization       59,183     2.4        64,848     1.7         58,411    1.1
General and administrative         840,514    34.0       848,538    22.3    $ 1,265,697   22.8
                               -----------   -----   -----------   -----    -----------  -----


     Operating income              736,554    70.2     1,284,552    33.7      2,331,539   41.9


Interest expense                 1,387,011    56.0     1,901,948    49.9      1,276,266   23.0
                               -----------   -----   -----------   -----    -----------  -----
     Income (loss) before
       income taxes               (650,457)   14.2      (617,396)  (16.2)     1,055,273   19.0
Income taxes (benefit)            (221,155)    4.8      (209,915)   (5.5)       358,793    6.5
                               -----------   -----   -----------   -----    -----------  -----
     Net income (loss)         $  (429,302)   9.4%$    (407,481)  (10.7)%$      696,481   12.5%

2000 Compared with 1999
-----------------------

Total revenue increased from $3.8 million to $5.6 million, or 45.9%, for 2000 compared to 1999. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $4.8 million for 2000 compared to $3.4 million during 1999. This increase was the result of rapid growth in the number of franchises.

Salaries and wages decreased from 20.8% of revenue in 1999 compared to 17.5% of revenue in 2000. The primary reason for this decrease was the number of franchise units open in 2000 based on the Company's infrastructure which was established in 1999 for the anticipated rapid growth in 2000.

Trade show expense decreased from 5.6% of revenue in 1999 compared to 3.8% of revenue in 2000. The primary reason for this decrease was that the number of trade shows remained constant while the revenue grew as a result of the additional franchised units open.

Travel expense was 4.3% of total revenues in both 1999 and 2000. The dollar amount of travel expense increased in relation to the growth in revenue as a result of the Company expanding its franchise area from local midwestern states to 42 states nationwide.

Other operating expenses decreased from 11.6% of revenue in 1999 to 8.7% of revenue in 2000. This decrease was primarily the result of the growth in revenue as a result of the increased number of franchised units from the Company's infrastructure put in place in 1999 for the anticipated rapid growth in 2000.

General and administrative expense increased from 22.3% of revenue in 1999 compared to 22.8% of revenue in 2000. This increase was the result of the administrative structure for the Company being expanded to accommodate expected accelerated growth in the future.

Net income before extraordinary items increased from a loss of ($407 thousand) in 1999 to a net income of $696 thousand in 2000. This increase was primarily the result of a continuation of the rapid growth in the number of franchised units open based on the Company's infrastructure put in place in prior years in anticipation of the growth in franchising.


1999 Compared with 1998
-----------------------

Total revenue increased from $2.5 million to $3.8 million, or 54.0%, for 1999 compared to 1998. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $3.4 million for 1999 compared to $2.3 million during 1998. This increase was the result of rapid growth in the number of franchises.

Salaries and wages increased from 18.8% of revenue in 1998 to 20.8% of revenue in 1999. The primary reason for this increase was the building of the Company's infrastructure in 1998 for anticipated growth in 1999.

Trade show expense increased from 5.3% of revenue in 1998 to 5.6% of revenue in 1999. The primary reason for this increase was the increase in the number of trade shows that the Company participated in during 1999. This increase also reflects the Company's decision to participate in national trade shows commencing in 1999 as opposed to only local midwestern shows in 1998. The Company now has franchises in 42 states nationwide.

Travel expense increased from 2.8% of revenue in 1998 to 4.3% of revenue in 1999. This increase was the result of the Company expanding its franchise area from local midwestern states to 42 states nationwide.

Other operating expenses increased from 7.0% of revenue in 1998 to 11.6% of revenue in 1999. This increase was primarily the result of the Company's building its infrastructure in anticipation of future rapid growth and as a result of expanding its strade area from the midwestern states to nationwide.

General and administrative expense decreased from 34.0% of revenue in 1998 to 22.3% of revenue in 1999. This decrease was the result of the Company's ability to leverage its administrative structure in place in 1998 for further expansion in 1999.

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. To date, the Company has been able to offset the effects of inflation in food costs without significantly increasing prices through effective cost control methods and greater purchasing power as a result of additional growth. The competition for labor has resulted in higher salaries and wages for the franchisees, however, that effect is largely minimized by the low labor requirements of the franchise concept.

Liquidity and Capital Resources
-------------------------------

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised. The Company will continue to offer franchise services to the full-service franchises which were formerly company operated in much the same fashion as it has been doing with its non-traditional and co-branded franchises.

During 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.4 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain other investors purchasing approximately $3.2 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. Most of these transactions were at $1.00 per share.

On April 30, 1999, the Company obtained $2.2 million in additional funding from various investors associated with The Geometry Group based in New York City, who purchased participating income notes of the Company (the "Participating Notes") and warrants to purchase at any time prior to December 31, 2001 an aggregate of 275 thousand shares of the Company's common stock at a price of $.01 per share. The Participating Notes mature on April 15, 2003 and are payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.00 per share or in a combination thereof. Interest on the Participating Notes accrues at a rate per annum equal to each investor's pro rata share of the Company's revenues associated with the Company's Pizza Express. Such interest is payable in cash monthly, provided, however, that to the extent that the interest otherwise payable to an investor would exceed such investor's pro rata share of the sum of $33,534, all interest in excess of such amount shall be paid in the form of a PIK Note of the Company. Each PIK Note matures on April 15, 2003 and, similar to the Participating Notes, is payable at that time, at the option of each investor, in cash, in shares of the Company's common stock based on a conversion price of $1.00 per share or in a combination thereof.

As a result of the capital raised by the Company, cash flow generated from operations, its focus on growth by franchising and the current rate of growth plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                 Assets                                                         December 31,
                 ------                                                         ------------
                                                                             1999           2000
                                                                         ------------   ------------
Current assets:
   Cash                                                                  $     29,913   $      9,406
   Accounts receivable                                                        718,623        856,492
   Note receivable                                                                 --        290,000
   Inventories                                                                437,120         74,587
   Prepaid expenses                                                           109,006        203,460
   Deferred tax assets - current portion                                           --      1,122,551
  Assets held for sale                                                      1,500,000             --
                                                                         ------------   ------------
                 Total current assets                                       2,794,662      2,556,496
                                                                         ------------   ------------

Property and equipment:
   Equipment                                                                  813,305        822,046
   Leasehold improvements                                                      84,229         84,229
   Capitalized leases                                                              --             --
                                                                         ------------   ------------
                                                                              897,534        906,275
   Less accumulated depreciation and amortization                             327,039        377,865
                                                                         ------------   ------------
                Net property and equipment                                    570,496        528,410
                                                                         ------------   ------------

Costs in excess of assets acquired, net                                            --             --
Deferred tax asset                                                          9,961,723      8,502,555
Other assets                                                                  721,982      1,407,307
                                                                         ------------   ------------
                                                                         $ 14,048,862   $ 12,994,768
                                                                         ============   ============
                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
   Accounts payable                                                      $  3,163,200   $    485,093
   Current portion of long-term debt                                           17,661             --
   Note payable to officer                                                     65,840         65,840
   Deferred franchise fees                                                    227,125        228,500
   Other current liabilities                                                2,872,515        528,249
                                                                         ------------   ------------
                Total current liabilities                                   6,346,341      1,307,682
                                                                         ------------   ------------

Long-term obligations:
   Notes payable to Provident Bank net of warrant value of
      $520,377and $213,266 in 1999 and 2000, respectively)                 14,051,989      7,786,734
   Notes payable to various fund affiliated with Geometry Group
      net of warrant valuation of $228,567 in 1999 and $159,618 in 2000     2,006,433      2,212,383
   PIK notes payable to Provident Bank                                        583,070             --
   Note payable to officer                                                    250,000             --
   PIK notes payable to officer                                                32,242             --
   Other long-term debt                                                        13,432             --
                                                                         ------------   ------------
                Total long-term obligations                                16,937,166      9,999,117
                                                                         ------------   ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 7,019,711outstanding
      in 1999 and 13,593,701 in 2000)                                      12,272,637     17,734,495

   Preferred stock (5,000,000 shares authorized)                                   --      4,929,274
   Accumulated deficit                                                    (21,507,281)   (20,975,800)
                                                                         ------------   ------------
                Total stockholders' equity (deficit)                       (9,234,645)     1,687,969
                                                                         ------------   ------------
                Total liabilities and stockholder's equity               $ 14,048,862   $ 12,994,768
                                                                         ============   ============

See accompanying note to condensed consolidated financial statements

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                1998           1999           2000
                                                            ------------   ------------   ------------
Royalties and fees                                          $  2,286,210   $  3,351,201   $  4,760,429
Administrative fees and other                                    188,786        457,824        798,538
                                                            ------------   ------------   ------------
               Total revenue from ongoing operations           2,474,906      3,809,024      5,558,967


Operating expenses:
     Salaries and wages                                          465,391        792,155        971,682
     Trade show expense                                          131,079        214,046        210,000
     Travel expense                                               70,065        162,930        240,300
     Other operating expenses                                    172,120        441,955        481,338
Depreciation and amortization                                     59,183         64,848         58,411
General and administrative                                       840,514        848,538      1,265,697
                                                            ------------   ------------   ------------
               Operating income from ongoing operations          736,554      1,284,552      2,331,539
Discontinued restaurant operations:

     Revenue                                                  23,306,780             --             --
     Operating expenses                                       26,512,779             --             --
                                                            ------------   ------------   ------------
               Operating income (loss)                        (2,469,445)     1,284,552      2,331,539

Interest and other expense                                     1,387,011      1,901,948      1,276,266
                                                            ------------   ------------   ------------
               Income (loss) before income taxes              (3,856,456)      (617,396)     1,055,273


Income tax (benefit)                                          (1,311,194)      (209,915)       358,793
                                                            ------------   ------------   ------------
               Net income (loss) before extraordinary item    (2,545,262)      (407,481)       696,481

Extraordinary item net of tax expense of $203,876
    in 1998, tax benefit of $5,309,317 in 1999 and tax
    benefit of $85,000 in 2000                                   395,696    (10,306,357)      (165,000)
                                                            ------------   ------------   ------------
               Net income (loss)                            $ (2,149,566)  $(10,713,838)  $    531,481
                                                            ------------   ------------   ------------

Earnings per share:

    Net income (loss)  before extraordinary item            $       (.61)  $       (.07)  $        .06
    Net income (loss)                                               (.52)         (1.78)           .05
                                                            ============   ============   ============
Weighted average number of common shares
    outstanding                                                4,131,324      6,014,864     11,370,717


Fully diluted earnings per share
    Net income (loss)  before extraordinary item                                          $        .05
    Net income (loss)                                                                              .04
                                                                                          ============
Weighted average number of common shares
    outstanding                                                                             14,788,603

See accompanying note to condensed consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Noble Roman's, Inc. and Subsidiaries

                                                           Common Stock
                                       Preferred    ---------------------------   Accumulated
                                         Stock         Shares         Amount        Deficit         Total
                                      ------------  ------------   ------------   ------------   ------------
Balance at December 31, 1997          $         --     4,131,324   $  8,318,431   $ (8,643,879)  $   (325,448)
                                      ------------  ------------   ------------   ------------   ------------

Issuance of warrants to purchase
      stock                                     --            --        708,600             --        708,600

Issuance of common stock in
    exchange or certain liabilities             --     1,421,066      2,842,144             --      2,842,144

1998 net loss                                   --            --             --     (2,149,565)    (2,149,565)
                                      ------------  ------------   ------------   ------------   ------------

Balance at December 31, 1998                    --     5,552,390     11,869,175    (10,793,444)     1,075,730
                                      ------------  ------------   ------------   ------------   ------------

Issuance of warrants to purchase
     stock                                      --                      275,000                       275,000

Issuance of common stock in
   exchange for certain liabilities             --                       90,419                        90,419

Conversion of warrants to stock                 --     1,467,321         38,044                        38,044

1999 net loss                                   --                                 (10,713,837)   (10,713,837)
                                                    ------------   ------------   ------------   ------------

Balance at December 31, 1999                    --     7,019,711     12,272,638    (21,507,282)    (9,234,645)

Issuance of preferred stock in
    exchange for certain liabilities     4,929,274                                                  4,929,274

Issuance of common stock in
   exchange for certain liabilities
   and cash                                            6,573,989     5,461,857                      5,461,857

2000 net income                                                                        531,481        531,481
                                      ------------  ------------   ------------   ------------   ------------

Balance at December 31, 2000          $  4,929,274    13,593,701   $ 17,734,495   $(20,975,800)  $  1,687,969

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries


                                                                            Year ended December 31,
                                                                            -----------------------
OPERATING ACTIVITIES                                                  1998           1999           2000
                                                                  ------------   ------------   ------------
     Net loss                                                     $ (2,149,565)  $(10,713,837)  $    531,438
     Adjustments to reconcile net (loss) to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                              1,113,447        970,401        248,069
          Restructuring costs                                               --             --             --
          Non-cash interest                                                 --        615,312             --
          Deferred federal income taxes                             (1,107,319)    (5,518,998)       443,793
          Loss from discontinued segment                                    --      9,814,285        250,000
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable                                 (199,025)      (138,782)      (137,869)
                  Inventories                                          (42,686)       407,663        342,533
                  Prepaid expenses                                     (27,211)        76,465        (94,454)
                  Other assets                                         (29,397)        (5,113)            --
             Increase (decrease) in:
                 Accounts payable                                      (67,630)     1,252,111     (2,678,107)
                 Other current liabilities                             182,629      1,131,245     (2,344,266)
                 Deferred franchise fees                                79,700         83,625          1,375
                                                                  ------------   ------------   ------------
                 NET CASH USED BY OPERATING
                     ACTIVITIES                                     (2,247,057)    (2,025,623)    (3,437,488)
                                                                  ------------   ------------   ------------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (678,705)      (617,511)         8,741
     Sale of property and equipment                                                   260,325             --
                                                                  ------------   ------------   ------------
             NET CASH USED BY INVESTING ACTIVITIES                    (678,705)      (357,186)         8,741
                                                                  ------------   ------------   ------------
FINANCING ACTIVITIES
     Principal payments on long-term debt and capital lease
           obligations                                                 (22,404)        (4,908)            --
     Proceeds from notes payable to officer                            315,840             --             --
     Proceeds from long-term debt, net of debt issue costs           2,592,366      1,966,703        137,000
     Issuance of capital stock                                              --        432,334      3,271,240
     Legal fees associated with conversion of debt to equity                --         (9,582)            --
                                                                  ------------   ------------   ------------
              NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                      2,885,802      2,384,547      3,408,240
                                                                  ------------   ------------   ------------

                              INCREASE (DECREASE) IN CASH              (39,960)         1,737        (20,507)
Cash at beginning of year                                               68,136         28,176         29,913
                                                                  ------------   ------------   ------------
                              CASH AT END OF YEAR                 $     28,176   $     29,913   $      9,406
                                                                  ============   ============   ============

Supplemental Schedule of Noncash Investing and Financing Activities

During 2000, The Provident Bank exchanged $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock, and an officer converted $312 thousand of notes for common stock.


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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 1999 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating loss carry-forward is approximately $31.1 million of which approximately $30.3 million expires between the years 2012 and 2015. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

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

Note 2:  Recent Strategic Events

Over the last several years, the Company made the strategic decision to refocus its business on its non-traditional and co-branding opportunities and away from operating full-service, traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company during 1999, management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised. The Company will continue to offer franchise services to the full-service franchises which were formerly company operated in much the same fashion as it has been doing with its non-traditional and co-branded franchises.

Note 3:  Notes Payable

On January 1, 1999, the Company had a note payable to The Provident Bank in the amount of $14,572,366. On April 30, 1999, the Provident Bank canceled their existing note in the amount of $14,572,366 and replaced the canceled with Tranche Y term loan in the amount of $8,000,000 and Tranche Z term loan in the amount of $6,572,366. Tranche Y term loan bears interest of 8.75% per annum payable monthly in arrears and matures on April 15, 2003. Tranche Z term loan bore interest of at 8.75% per annum to have been paid in PIK notes quarterly in arrears and was to mature on April 15, 2003. There were to have been no payments on Tranche Z term loan until such time that Tranche Y term loan was paid in full. Simultaneous with this transaction, the Company and The Provident Bank entered into a Security Purchase Agreement with TradeCo Global Securities, Inc. whereby TradeCo Global Securities, Inc., through various investors, loaned the Company $2,235,600 evidenced by a Participating Income Note which bears interest at the rate of 7.5% of certain revenues of the Company as defined in the Securities Purchase Agreement and matures on April 15, 2003. At maturity the Participating Income Note is convertible to common stock at a conversion rate of $1.00 per share. The Participating Income Note ranks pari passu with The Provident Bank notes with regard to the collateral interest on all assets of the Company.

In a subsequent transaction, The Provident Bank exchanged $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at its option and an officer converted $312 thousand in notes for common stock. All of these transactions were at $1.00 per share.

Note 4:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under noncancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to a Franchisee who operates them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignee, however, the Company remains contingently liable to the landlords in the event of default by the assignee. The leases generally required the Company to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2000, contingent obligations under noncancelable operating leases for 2001, 2002, 2003, 2004, 2005 and after 2005 were $1.2 million, $1.1 million, $990 thousand, $889 thousand, $631 thousand and $4.8 million, respectively.

Note 5:  Income Taxes

The Company created an additional deferred benefit in 1998 of $1,311,194 and a deferred benefit in 1999 $209,915 as a result of its operating loss and used deferred benefits of $358,793 to offset its tax expense on income in 2000.

The deferred tax asset at December 31 consists of the following:

                                                     1998        1999        2000
                                                  ----------  ----------  ----------
Deferred tax assets:
       Tax credit carryforwards                   $  193,680  $  172,768  $       --
        Net operating loss carryforward            5,187,442   9,788,955   9,625,106
       Franchise value for tax purposes of
            companies acquired                            --          --          --
                                                  ----------  ----------  ----------
            Total gross deferred tax assets       $5,381,120  $9,961,723  $9,625,106
                                                  ----------  ----------  ----------
Deferred tax liabilities:
       Property and equipment                        903,042          --          --
       Cost in excess of asset acquired               35,355          --          --
                                                  ----------  ----------  ----------
            Total gross deferred tax liabilities     938,397          --          --
                                                  ----------  ----------  ----------
       Net deferred tax asset                     $4,442,725  $9,961,723  $9,625,106
                                                  ==========  ==========  ----------

Note 6:  Common Stock

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

During 2000, the Company entered into a series of transactions resulting in its obtaining approximately $10.4 million in additional capital. The additional capital came from investors associated with The Geometry Group in New York and certain other investors purchasing approximately $3.2 million of common stock in exchange for cash, The Provident Bank exchanging $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million of common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share at the Bank's option and an officer converted $312 thousand of notes for common stock. Most of these transactions were at $1.00 per share. All of these sales were made in reliance upon the exemption from the registration requirements of the 1933 Act set forth in Section 4(2) of the 1933 Act.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 2000, options to acquire 144,750 shares were granted. In 1998, options to acquire 15,000 shares were granted. Options granted and remaining outstanding at December 31, 2000 are: 6,500 common shares at $3.25 per share, 18,500 common shares at $3.68 per share, 12,750 common shares at $6.44 per share, 40,500 common shares at $1.75 per share, 60,000 common shares at $1.00 per share, 15,000 common shares at $1.385 per share, 7,250 common shares at $1.46 per share and 97,500 at $1.45 per share. As of December 31, 2000, options for 138,250 shares are exercisable.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. The value of the options granted in 1998 and 2000 were estimated to be $.76 per share and $.75 per share, respectively. Because of the very limited trading in the Company's common stock, the Company does not believe that traditional methods of valuing the options apply, therefore, it has estimated the value of the options. The following represents the pro forma net loss and earnings per share determined as if the fair value based method had been applied in measuring compensation cost as described in SFAS 123 for the years ended December 31, 1998 and December 31, 2000:

                                       1998             2000
                                       ----             ----
     Net income (loss)             $ (2,167,325)    $    459,831
     Net income (loss) per share   $       (.52)    $        .04

Note 7:  Loss from Discontinued Operations

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, in 1999 all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. The reduction in the carrying value of those assets, all activities in 1999 associated with the full-service restaurants and a reserve for future costs associated with those restaurants in the amount of $1,599,032 was charged to a loss on discontinued operations. In 2000, all of the full-service restaurants were franchised and all operating results of those restaurants during the interim were charged to the reserve established in 1999. An additional charge for future costs in the amount of $250,000 was charged to a loss on discontinued operations in 2000.

Note 8:  Contingencies

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

Mr. Mobley loaned monies from time to time to the Company to help meet cash flow requirements and as of December 31, 1998 the balance of such loans to the Company aggregated $315,840. These amounts were converted to notes payable on May 1, 1999 in conjunction with the investment in the Company by investors affiliated with The Geometry Group. In 2000, in conjunction with the investment in the Company by investors affiliated with The Geometry Group and the conversion by The Provident Bank of certain of its loans to the Company to common stock, Mr. Mobley converted $250,000 plus his PIK notes to common stock.

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999 and $30,000 in 2000 for financial advisory services. In addition, TradeCo Global Securities, Inc. was paid $11,037 in interest on Participating Income Notes in 1999 and $22,851 in 2000.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $51,299 in interest on Participating Income Notes in 1999 and $65,037 in 2000.

The Provident Bank, on December 31, 1998, converted $1,600,000 of previous notes payable plus accrued interest to 921,066 shares of common stock. In February 2000, The Provident Bank converted $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share. In 2000, The Provident Bank was paid $620,331 in 2000 for interest on its loans to the Company.

                   [LETTERHEAD OF LARRY E. NUNN $ ASSOCIATES]

To the Board of Directors and
  Stockholders of Noble Roman's, Inc.



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations, and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



Columbus, Indiana
March 26, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

             Name               Age    Positions with the Company
             ----               ---    --------------------------

     Paul W. Mobley              60    Chairman of the Board and Director
     A. Scott Mobley             37    President and Secretary
     Douglas H. Coape-Arnold     55    Director
     Donald A. Morrison, III     58    Director
     Bernard J. Brozek           44    Executive Vice President of Development
     Troy Branson                37    Executive Vice President of Franchising
     Wade Shanower               51    Vice President of Operations

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

     Bernard J. Brozek has been Executive Vice President of Development since November 2000. Prior to joining the Company, Mr. Brozek was Chief Operating Officer for Laundromax, a chain of laundry superstores, from October 1999 to November 2000. Prior to Laundromax, Mr. Brozek was Director and General Manager of Pizza Hutt Express for Tricon Global Restaurants where he had been employed for sixteen years. As Director and General Manager of Pizza Hut Express, Mr. Brozek was responsible for franchising and operations for their non-traditional locations.

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


ITEM l1.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and other executive officers of the Company whose cash compensation in 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                 Long Term
                                                   Annual Compensation          Compensation
                                                   -------------------      Securities Underlying
Name and Principal Position                     Year   Salary (l)    Bonus        Options #
---------------------------                     ----   ----------    ------  -------------------
Paul Mobley                                     2000    $ 240,000   $      -             -
   Chairman of the Board                        1999      240,000          -             -
                                                1998      240,000          -             -
A. Scott Mobley
   President and Secretary                      2000    $ 150,000   $      -        20,000
                                                1999      150,000          -             -
                                                1998      150,000          -             -

Troy Branson                                    2000    $  93,754   $ 37,794        35,000
   Executive Vice President of Franchising      1999       75,577     29,751             -
                                                1998       74,250     17,495         5,000

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


                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------


The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2000 by the executive officers named in the Summary Compensation Table.

                    Number of Securities        Values of Unexercised
                   Underlying Unexercised             In-The-Money
                    Options at 12/31/00         Options at 12/31/00  (1)
                  Exercisable/Unexercisable    Exercisable/Unexercisable
                  -------------------------    -------------------------
Paul W. Mobley         10,000 /      0            $ 7,500 /         0
A. Scott Mobley        49,000 / 20,000              7,500 /  $  6,000
Troy Branson           17,500 / 40,000                  0 /  $ 12,175

--------------
(1) Based on a per share price of $1.75, the last reported transaction price of the Company's common stock on December 29, 2000.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $275,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and is renewable each year for a seven-year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 20, 2001, there were 13,709,701 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's common stock beneficially owned on March 20, 2001 by (i) each director and named executive officer individually,
(ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

     Name and Address                             Amount and Nature           Percent of Outstanding
    of Beneficial Owner                      of Beneficial Ownership (1)         Common Stock (2)
    -------------------                      ---------------------------      ----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800              2,551,018  (3)                  18.4%
           Indianapolis, IN   46204
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800                 908,826 (4)                    6.3
          Indianapolis, IN  46204
     Provident Financial Group, Inc.
          One E. Fourth Street                         5,332,839  (5)                  33.9
          Cincinnati, OH  45202
     Donald A. Morrison, III
          320 N. Meridian, #412                           72,919  (6)                     *
          Indianapolis, IN  46204
      Geovest Capital Partners, L.P.
          110 E. 59th Street, 18th Floor               1,871,625  (8)                  12.7
           New York, N.Y.  10022
      James Lewis
          110 E. 59th Street, 18th Floor               4,564,136 (9)                   34.4
           New York, N.Y.  10022
     All Executive Officers and
          Directors as a Group (7 Persons)             5,187,388                       30.7

*Less than 1%

(1)  All shares owned directly unless otherwise noted.

(2) The percentage calculations are based upon 13,709,701 shares of our common stock issued and outstanding as of March 20, 2001 and, for each officer or director of the group, the number of shares subject to options or conversion rights exercisable currently or within 60 days of March 20, 2001.

(3) This total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank, a warrant to purchase 700,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity and 10,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share.

(4) Includes 9,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $3.25 per share for 6,500 common shares, $3.68 per share for 7,500 common shares, $6.44 per share for 5,000 common shares , $1.75 per share for 20,000 common shares and $1.00 per share for 10,000 common shares. Also includes a warrant to purchase 400,000 shares of our common stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank and a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company were a party during 2000. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates require the approval of a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Mr. Mobley loaned monies from time to time to the Company to help meet cash flow requirements and as of December 31, 1998 the balance of such loans to the Company aggregated $315,840. These amounts were converted to notes payable on May 1, 1999 in conjunction with the investment in the Company by investors affiliated with The Geometry Group. In 2000, in conjunction with the investment in the Company by investors affiliated with The Geometry Group and the conversion by The Provident Bank of certain of its loans to the Company to common stock, Mr. Mobley converted $250,000 plus his PIK notes to common stock.

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999 and $30,000 in 2000 for financial advisory services. In addition, TradeCo Global Securities, Inc. was paid $11,037 in interest on Participating Income Notes in 1999 and $22,851 in 2000.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $51,299 in interest on Participating Income Notes in 1999 and $65,037 in 2000.

The Provident Bank, on December 31, 1998, converted $1,600,000 of previous notes payable plus accrued interest to 921,066 shares of common stock. In February 2000, The Provident Bank converted $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share. In 2000, The Provident Bank was paid $620,331 in 2000 for interest on its loans to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         The following consolidated financial statements of Noble
         Roman's, Inc. and subsidiaries are included in Item 8:            Page
                                                                           ----

         Consolidated Balance Sheets - December 31, 1999 and 2000            14

         Consolidated Statements of Operations - years ended December 31,
         1998, 1999 and 2000                                                 15

         Consolidated Statements of Changes in Stockholders' Equity -
         years ended December 31, 1998, 1999 and 2000                        16

         Consolidated Statements of Cash Flows - years ended December
         31, 1998, 1999 and 2000                                             17

         Notes to Consolidated Financial Statements                          19

         Report of Independent Auditors - Larry E. Nunn & Associates, LLC    24

         (a)   Exhibits

         Exhibit No.
         -----------
         3.1      Amended Articles of Incorporation of the Registrant       (1)
         3.2      Amended and Restated By-Laws of the Registrant
         4.1      Specimen Common Stock Certificates                        (1)
         10.3     Employment Agreement with Paul W. Mobley dated
                  November 15, 1994                                         (3)
         10.4     Credit Agreement with The Provident Bank dated
                  December 1, 1995                                          (5)
         10.6     1984 Stock Option Plan
         10.7     Form of Stock Option Agreement                            (6)
         11.1     Statement Re: Computation Per Share Earnings
         21.1     Subsidiaries of the Registrant                            (2)
         24.1     Not Applicable (unless going to sign as power of
                  attorney for directors)
         --------------
               (1) Incorporated by reference from Registration Statement filed by the Registrant on Form S-18 on October 22, 1982 and ordered effective on December 14, 1982 (SEC No. 2-79963C), and, for the Amended Articles of Incorporation, from the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 on July 1, 1985. (SEC File No.2-84150).

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


                                       NOBLE ROMAN'S, INC.


 Date:                                 By: /s/  Paul W. Mobley
      ----------------------              -------------------------------------
                                          Paul W. Mobley, Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:                                     /s/ Paul W. Mobley
      ----------------------              -------------------------------------
                                          Paul W. Mobley
                                          Chairman of the Board and Director


Date:                                     /s/ A. Scott Mobley
      ----------------------              -------------------------------------
                                          A. Scott Mobley
                                          President and Director


Date:                                     /s/ Donald A. Morrison, III
      ----------------------              -------------------------------------
                                          Donald A. Morrison, III
                                          Director


 Date:                                    /s/ Douglas H. Coape-Arnold
      ----------------------              -------------------------------------
                                          Douglas H. Coape-Arnold
                                          Director