Form 10-Q
period 2001-03-31
NOBLE ROMANS INC
filed 2001-05-11
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       Or

     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934 For the transition period from ___________ to ___________

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

As of April 20, 2001, there were 13,709,701 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           The following condensed consolidated financial statements are included herein:

           Note to condensed consolidated financial statements           Page 2

           Condensed consolidated balance sheets as of December 31, 2000
                and March 31, 2001                                       Page 3

           Condensed consolidated statements of operations for the three
                months ended March 31, 2000 and 2001                     Page 4

           Condensed consolidated statements of cash flows for the three
                months ended March 31, 2000 and 2001                     Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Notes
-----

Based on the Company's 1999 and 2000 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2001, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                     December 31,      March 31,
                                Assets                                                   2000             2001
                                ------                                               ------------    -------------
Current assets:
    Cash                                                                             $      9,406    $      2,149
    Accounts receivable                                                                   856,492         763,310
    Note receivable                                                                       290,000         175,000
    Inventories                                                                            74,587         180,923
    Prepaid expenses                                                                      203,460         238,125
    Deferred tax assets - current portion                                               1,122,551       1,122,551
                                                                                     ------------    ------------
         Total current assets                                                           2,556,496       2,482,058
                                                                                     ------------    ------------

Property and equipment:
    Equipment                                                                             822,046         857,046
    Leasehold improvements                                                                 84,229          84,229
                                                                                     ------------    ------------
                                                                                          906,275         941,275
    Less accumulated depreciation and amortization                                        377,865         387,667
                                                                                     ------------    ------------
              Net property and equipment                                                  528,410         553,608
                                                                                     ------------    ------------
Deferred tax asset                                                                      8,502,555       8,393,458
Other assets                                                                            1,407,307       1,390,557
                                                                                     ------------    ------------
               Total assets                                                          $ 12,994,768    $ 12,819,681
                                                                                     ============    ============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                                                 $    485,093    $    582,092
    Note payable officer                                                                   65,840          65,840
    Deferred franchise fees                                                               228,500         117,500
    Other current liabilities                                                             528,249          87,109
                                                                                     ------------    ------------
         Total current liabilities                                                      1,307,682         852,541
                                                                                     ------------    ------------

Long-term obligations:
    Notes payable to Provident Bank net of warrant value of $213,266 at
          December 31, 2000 and $195,029 at March 31, 2001                              7,786,734       7,804,971
    Notes payable to various funds affiliated with Geometry Group net of warrant
         valuation of $159,618 at December 31, 2000 and $142,430 at March 31, 2001      2,212,383       2,229,571
                                                                                     ------------    ------------
         Total long-term liabilities                                                    9,999,117      10,034,542
                                                                                     ------------    ------------

Stockholders' equity
    Common stock (25,000,000 shares authorized, 13,593,701 outstanding at
        December 31, 2000 and 13,709,701 as of March 31, 2001)                         17,734,495      17,770,445
    Preferred Stock (5,000,000 shares authorized)                                       4,929,274       4,929,274
    Accumulated deficit                                                               (20,975,800)    (20,767,121)
                                                                                     ------------    ------------

        Total stockholder's equity                                                      1,687,969       1,932,598
                                                                                     ------------    ------------
              Total  liabilities and stockholder's equity                            $ 12,994,768    $ 12,819,681
                                                                                     ============    ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          2000          2001
                                                       -----------   -----------
Royalties and fees                                     $   964,333   $ 1,244,062
Administrative fees and other                              272,115       201,540
                                                       -----------   -----------
     Total revenue                                       1,236,448     1,445,602

Operating expenses:
    Salaries and wages                                     238,890       261,310
    Trade show expense                                      60,000        71,716
    Travel expense                                          68,413        58,098
    Other operating expenses                                99,136       147,317
Depreciation                                                 9,802         9,802
General and administrative                                 325,006       272,703
                                                       -----------   -----------
         Operating income                                  435,201       624,656

Interest and other expense                                 307,221       306,880
                                                       -----------   -----------
         Income before income taxes                        127,980       317,776

Income tax                                                  43,513       109,097
                                                       -----------   -----------
         Net income                                    $    84,467   $   208,679
                                                       ===========   ===========

Earnings per share:

    Net income                                         $       .01   $       .02
                                                       ===========   ===========

Weighted average number of common shares outstanding     9,238,621    13,674,545

Fully diluted earnings per share:

    Net income                                         $       .01   $       .01
                                                       ===========   ===========

Weighted number of common shares outstanding
    assuming full dilution                              13,553,945    16,527,808

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
OPERATING ACTIVITIES                                                             2000           2001
--------------------                                                         -----------    -----------
    Net income                                                               $    84,467    $   208,679
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                9,802          9,802
       Non-cash interest                                                          64,269         35,426
       Deferred federal income taxes                                              29,838        109,097
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                  (60,628)        93,182
            Inventory                                                             56,508       (106,336)
            Prepaid expenses                                                    (279,226)       (34,665)
            Other assets                                                              --        131,750
        Increase (decrease) in:
            Accounts payable                                                    (933,717)        96,999
            Other current liabilities                                         (1,234,436)      (441,141)
            Deferred franchise fee                                                49,500       (111,000)
                                                                             -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                                 (2,213,624)        (8,207)

INVESTING ACTIVITIES
--------------------
    Purchase of property and equipment                                            (4,016)       (35,000)
    Issuance of capital stock net of issuance cost                             2,208,000         35,950
                                                                             -----------    -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                              2,203,984            950

FINANCING ACTIVITIES
--------------------
    Proceeds from long-term debt                                                      --             --
    Principal payments on long-term debt and capital lease obligations                --             --
                                                                             -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                     --             --
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                                       (9,640)        (7,257)

        Cash at beginning of period                                               29,913          9,406
                                                                             -----------    -----------

        Cash at end of period                                                $    20,273    $     2,149
                                                                             -----------    -----------



Supplemental Schedule of non-cash investing and financing activities

     None.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 2000 and 2001


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

The franchising concept is designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and is simple to operate, requires a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept is also convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers opportunities for rapid growth for the foreseeable future.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three month periods ended March 31, 2000 and for March 31, 2001, respectively.

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Royalties and fees                                            78.0 %     86.1 %
Administrative fees and other                                 22.0       13.9
                                                            --------   --------
     Total revenue                                           100.0 %    100.0 %

Operating expenses:
     Salaries and wages                                       19.3 %     18.1 %
     Trade show expenses                                       4.9        5.0
     Travel expense                                            5.5        4.0
     Other operating expenses                                  8.0       10.2
Depreciation                                                    .8         .7
General and administrative                                    26.3       18.9
                                                            --------   --------
     Operating income                                         35.2 %     43.2 %

Interest                                                      24.8       21.2
                                                            --------   --------

     Net income before income tax and extraordinary item      10.4 %     22.0 %

2001 Compared with 2000
-----------------------

Total revenue increased from $1.24 million to $1.45 million, or 16.9%, for the three month period ended March 31, 2001 compared to the same period in 2000. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $1.24 million for the three-month period ended March 31, 2001 compared to $.96 million during the same period in 2000. This increase was the result of rapid growth in the number of franchises.

Salaries and wages decreased from 19.3% of revenue for the three month period ended March 31, 2000 compared to 18.1% of revenue for the same period in 2001. The primary reason for this decrease was the increased number of franchise units open based on the Company's infrastructure which was previously established for the anticipated rapid growth.

Trade show expense increased from 4.9% of revenue for the three month period ended March 31, 2000 compared to 5.0% of revenue for the same period in 2001. The primary reason for this increase was that the number of trade shows increased to reach additional venues for future growth.

Travel decreased from 5.5% for the three month period ended March 31, 2000 to 4.0% for the same period in 2001. This decrease was the result of the growth in number of franchises and scheduling efficiencies which allows multiple assignments to be accomplished with one trip.

Other operating expenses increased from 8.0% of revenue for the three month period ended March 31, 2000 to 10.2% of revenue for the same period in 2001. This increase resulted from the Company's efforts to increase its ability for additional growth in the future partially offset by the increased revenue from the growth in the number of franchised units.

General and administrative expense decreased from 26.3% for the three month period ended March 31, 2000 to 18.9% of the same period in 2001. This decrease was the result of the growth in the number of franchise units with the same administrative structure put in place earlier in anticipation of the growth.

Operating income grew from 35.2%, or $435 thousand, for the three month period ended March 31, 2000 to 43.2%, or $625 thousand, for the same period in 2001. This increase of $190 thousand, or 44.7%, was the result of the continued growth in the number of franchise units while maintaining approximately the same operating structure.

Interest expense decreased from 24.8% for the three month period ended March 31, 2000 to 21.2% for the same period in 2001. This was the result of the growth in the number of franchised units with no additional borrowing.

Net income before income taxes grew from 10.4%, or $84 thousand, for the three month period ended March 31, 2000 to 22.0%, or $209 thousand, for the same period in 2001. This 148.8% increase was the result of the growth in franchising with approximately the same infrastructure.

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




                                       NOBLE ROMAN'S, INC.



Date: May 11, 2001                     /s/ Paul W. Mobley
      ------------                     -------------------------------------
                                       Paul W. Mobley, Chairman of the Board