Form 10-Q
period 2001-06-30
NOBLE ROMANS INC
filed 2001-08-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2001

                                       Or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the transition period from          to
                                                         --------    ---------
                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)


          Indiana                                       35-1281154
(State or other jurisdiction               (I.R.S. Employer Identification No.)
      of organization)

    One Virginia Avenue, Suite 800
         Indianapolis, Indiana                            46204
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

As of August 10, 2001, there were 15,382,479 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following condensed consolidated financial statements are included herein:

     Note to condensed consolidated financial statements                Page 2

     Condensed consolidated balance sheets as of December 31, 2000
        and June 30, 2001                                               Page 3

     Condensed consolidated statements of operations for the three
        months and six months ended June 30, 2000 and 2001              Page 4

     Condensed consolidated statements of cash flows for the three
        months and six months ended June 30, 2000 and 2001              Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Notes
-----

Based on the Company's 1999, 2000 and the first six months of 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                              (Audited)       (Unaudited)
                                                                             December 31,       June 30,
                                Assets                                          2000              2001
                                ------                                       ------------     ------------

Current assets:
    Cash                                                                     $      9,406     $      9,801
    Accounts and notes receivable                                               1,146,492          995,910
    Inventories                                                                    74,587           86,181
    Prepaid expenses                                                              203,460          163,479
    Deferred tax assets - current portion                                       1,122,551        1,122,551
                                                                             ------------     ------------
         Total current assets                                                   2,556,496        2,377,921

Property and equipment:
    Equipment                                                                     822,046          903,405
    Leasehold improvements                                                         84,229           84,229
                                                                             ------------     ------------
                                                                                  906,275          987,634
    Less accumulated depreciation and amortization                                377,865          402,155
                                                                             ------------     ------------
              Net property and equipment                                          528,410          585,479


Deferred tax asset                                                              8,502,555        8,284,221
Other assets                                                                    1,407,307        1,586,223
                                                                             ------------     ------------


               Total assets                                                  $ 12,994,768     $ 12,833,844
                                                                             ============     ============

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:

    Accounts payable and accrued expenses                                    $  1,013,342     $    434,091
    Note payable officer                                                           65,840           65,840
    Deferred franchise fees                                                       228,500          100,625
                                                                             ------------     ------------
         Total current liabilities                                              1,307,682          600,556

Long-term obligations:
    Notes payable to Provident Bank net of warrant value of $213,266 at
        December 31, 2000 and $176,792 at June 30, 2001                         7,786,734        7,823,208
    Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $159,618 at December 31, 2000 and $125,243
        at June 30, 2001                                                        2,212,383        2,246,758
                                                                             ------------     ------------
         Total long-term liabilities                                            9,999,117       10,069,966

Stockholders' equity
    Common stock (25,000,000 shares authorized, 13,593,701 outstanding at
        December 31, 2000 and 15,382,479 as of June 30, 2001)                  17,734,495       17,785,923
    Preferred Stock (5,000,000 shares authorized)                               4,929,274        4,929,274
    Accumulated deficit                                                       (20,975,800)     (20,551,875)
                                                                             ------------     ------------

        Total stockholder's equity                                              1,687,969        2,163,322
                                                                             ------------     ------------


              Total  liabilities and stockholder's equity                    $ 12,994,768     $ 12,833,844
                                                                             ============     ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                --------------------------    --------------------------
                                                    2000           2001          2000           2001
                                                -----------    -----------    -----------    -----------
Royalties and fees                              $ 1,213,191    $ 1,358,178    $ 2,177,523    $ 2,602,240
Administrative fees and other                       149,062        193,639        421,177        395,179
                                                -----------    -----------    -----------    -----------
     Total revenue                                1,362,253      1,551,817      2,598,701      2,997,419

Operating expenses:
    Salaries and wages                              245,090        270,857        483,981        532,167
    Trade show expense                               60,000         72,846        120,000        144,561
    Travel expense                                   77,549         40,808        145,962         98,906
    Other operating expenses                        122,866        209,064        222,002        356,380
Depreciation and amortization                         9,812         12,950         19,614         22,752
General and administrative                          311,368        313,745        636,374        586,449
                                                -----------    -----------    -----------    -----------
         Operating income                           535,568        631,548        970,769      1,256,204

Interest and other expense                          320,775        307,166        627,996        614,046
                                                -----------    -----------    -----------    -----------
         Income before income taxes                 214,793        324,382        342,773        642,158

Income tax                                           73,030        109,237        116,543        218,334
                                                -----------    -----------    -----------    -----------
         Net income                             $   141,763    $   215,145    $   226,230    $   423,824
                                                ===========    ===========    ===========    ===========
Earnings per share:

    Net income                                          .01            .02            .02            .03

Weighted average number of common shares         10,919,287     14,197,229     10,078,954     13,937,331
outstanding

Fully diluted earnings per share:

    Net income                                          .01            .01            .02            .03

Weighted number of common shares outstanding     15,077,170     16,610,055     14,236,837     16,350,158

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June,
                                                                              ---------------------------
OPERATING ACTIVITIES                                                             2000             2001
-------------------                                                           -----------     -----------
    Net income                                                                $   226,230     $   423,824
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                19,614          22,752
       Non-cash interest                                                           92,196          72,489
       Deferred federal income taxes                                              179,367         218,334
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts receivable                                                  (299,811)        150,582
            Inventory                                                             146,605         (11,594)
            Prepaid expenses                                                     (204,807)         39,981
            Other assets                                                           37,829        (178,916)
        Increase (decrease) in:
            Accounts payable                                                     (986,968)       (579,251)
            Other current liabilities                                          (1,551,955)             --
            Deferred franchise fee                                                108,500        (127,875)
                                                                              -----------     -----------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (2,233,200)         30,326

INVESTING ACTIVITIES
    Purchase of property and equipment                                            (27,407)        (81,359)
    Issuance of capital stock net of issuance cost                              2,254,000          51,428
                                                                              -----------     -----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     2,226,593         (29,931)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                                       --              --
    Principal payments on long-term debt and capital lease obligations             (1,546)             --
                                                                              -----------     -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (1,546)             --
                                                                              -----------     -----------

INCREASE (DECREASE) IN CASH                                                        (8,153)            395

        Cash at beginning of period                                                29,913           9,406
                                                                              -----------     -----------

        Cash at end of period                                                 $    21,760     $     9,801
                                                                              ===========     ===========

Supplemental Schedule of non-cash investing and financing activities

     None.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Noble Roman's, Inc. and Subsidiaries

            Results of Operations - Three-month and six-month periods
                          ended June 30, 2000 and 2001


                                  Introduction

The Company's strategic business plan is focused on rapid growth by franchising of non-traditional locations and the development of co-brand franchises with other traditional restaurant chains nationwide. Given the huge growth opportunities in franchising non-traditional locations and in co-branding opportunities and the actual rapid pace of that growth over the last three years, management is focusing all of its financial and human resources on franchise services to maximize the potential for the company and its stakeholders. Accordingly, the Company is not now operating Company-owned locations and currently has no plans to do so in the future.

The franchising concept is designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and is simple to operate, requires a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept is also convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers opportunities for rapid growth for the foreseeable future. The Company is currently expanding in such venues as: hotels, airports, various types of family entertainment facilities, casinos, universities, military bases, office complexes, manufacturing plants, convenience stores, travel plazas and as co-brands with other traditional restaurants.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and June 30, 2001, respectively.

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   -------------------------------------
                                     2000      2001      2000      2001
                                   -------   -------   -------   -------
Royalties and fees                   89.1%     87.5%     83.8%     86.8%
Administrative fees and other        10.9      12.5      16.2      13.2
                                   -------   -------   -------   -------
     Total revenue                  100.0%    100.0%    100.0%    100.0%


Operating expenses:
     Salaries and wages              18.0 %    17.5%     18.6%     17.8%
     Trade show expenses              4.4       4.7       4.6       4.8

     Travel expense                   5.7       2.6       5.6       3.3
     Other operating expenses         9.0      13.5       8.5      11.9
Depreciation                           .7        .8        .8        .8
General and administrative           22.9      20.2      24.5      19.6
                                   -------   -------   -------   -------
     Operating income                39.3%     40.7%     37.4%     41.9%

Interest                             23.5      19.8      24.2      20.5
                                   -------   -------   -------   -------

     Net income before income tax    15.8%     20.9%     13.2%     21.4%


2001 Compared with 2000

Total revenue increased from $1,362,253 to $1,551,817 and from $2,598,701 to $2,997,419, respectively, or 14% and 15% increase, respectively, for the three-month and six-month periods ended June 30, 2001 compared to the same periods in 2000. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $1,358,178 and $2,602,240 for the three month and six month periods ended June 30, 2001 compared to $1,213,181 and $2,177,523, respectively, during the same period in 2000. This increase was the result of growth in the number of franchises.

Salaries and wages decreased from 18.0% and 18.6% of revenue for the three-month and six-month periods ended June 30, 2000 compared to 17.5% and 17.8%, respectively, of revenue for the same period in 2001. The primary reason for this decrease was the increased number of franchise units based on the Company's infrastructure which was previously established for the anticipated rapid growth.

Trade show expense increased from 4.4% and 4.6% of revenue for the three-month and six-month periods ended June 30, 2000 compared to 4.7% and 4.8%, respectively, of revenue for the same periods in 2001. The primary reason for this increase was that the number of trade shows increased to reach additional venues in anticipation of further accelerating future growth.

Travel expenses decreased from 5.7% and 5.6% for the three-month and six-month periods ended June 30, 2000 to 2.6% and 3.3%, respectively, for the same periods in 2001. This decrease was the result of the growth in number of franchises allowing for scheduling efficiencies which permits multiple assignments to be accomplished with one trip.

Other operating expenses increased from 9.0% and 8.5% of revenue for the three-month and six-month periods ended June 30, 2000 to 13.5% and 11.9%, respectively, of revenue for the same periods in 2001. This increase resulted from the Company's commitment to increasing its capacity for additional growth in the future which was partially offset by the increased revenue from the growth in the number of franchised units.

General and administrative expense decreased from 22.9% and 24.5% for the three-month and six-month periods ended June 30, 2000 to 20.2% and 19.6%, respectively, of the same periods in 2001. This decrease was the result of the growth in the number of franchise units with the same administrative structure put in place earlier in anticipation of the growth.

Operating income grew from 39.3% and 37.4%, or $535,568 and $970,769, for the three-month and six-month periods ended June 30, 2000 to 40.7% and 41.9%, or $631,548 and $1,256,204, for the same periods in 2001. This increase of $95,980 and $285,435, or 18.0% and 29.0%, respectively, was the result of the continued growth in the number of franchise units while maintaining approximately the same operating structure.

Interest expense decreased from 23.5% and 24.2% for the three-month and six-month periods ended June 30, 2000 to 19.8% and 20.5% for the same periods in 2001. This was the result of the growth in the number of franchised units with no additional borrowing.

Net income before income taxes grew from 15.8% and 13.2%, or $214,793 and $342,773, for the three-month and six-month periods ended June 30, 2000 to 20.9% and 21.4%, respectively, or $324,382 and $642,158, respectively, for the same periods in 2001. This 51.0% and 87.0% increase was the result of the growth in franchising with approximately the same infrastructure.

Liquidity and Capital Resources

The Company's strategic business plan is focused on rapid growth by franchising of non-traditional locations and the development of co-brand franchises with other traditional restaurant chains nationwide. Given the huge growth opportunities in franchising non-traditional locations and in co-branding opportunities and the actual rapid pace of that growth over the last three years, management is focusing all of its financial and human resources on franchise services to maximize the potential for the company and its stakeholders. Accordingly, the Company is not now operating Company-owned locations and currently has no plans to do so in the future.

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

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NOBLE ROMAN'S, INC.

                                         /s/ Paul W. Mobley
                                         -------------------------------------
Date: August 14, 2001                    Paul W. Mobley, Chairman of the Board
      ---------------