Form 10-Q
period 2001-09-30
NOBLE ROMANS INC
filed 2001-11-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934
     For the quarterly period ended September 30, 2001

                                       Or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the transition period from _________ to
     __________

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

As of November 12, 2001, there were 15,574,979 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following condensed consolidated financial statements are included herein:

          Note to condensed consolidated financial statements           Page 2

          Condensed consolidated balance sheets as of December 31, 2000
             and September 30, 2001                                     Page 3

          Condensed consolidated statements of operations for the three months
             and nine months ended September 30, 2000 and 2001          Page 4

          Condensed consolidated statements of cash flows for the nine months
             ended September 30, 2000 and 2001                          Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Notes
-----

Based on the Company's 1999, 2000 and the first nine months of 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               (Audited)        (Unaudited)
                                                                              December 31,     September 30,
                                Assets                                            2000              2001
                                ------                                        ------------      ------------
Current assets:
    Cash                                                                      $      9,406      $     11,386
    Accounts and notes receivable                                                1,146,492         1,195,496
    Inventories                                                                     74,587            65,788
    Prepaid expenses                                                               203,460           169,052
    Deferred tax asset - current portion                                         1,122,551         1,122,551
                                                                              ------------      ------------
         Total current assets                                                    2,556,496         2,564,273

Property and equipment:
    Equipment                                                                      822,046           908,968
    Leasehold improvements                                                          84,229            84,229
                                                                              ------------      ------------
                                                                                   906,275           993,196
    Less accumulated depreciation and amortization                                 377,865           415,994
                                                                              ------------      ------------
              Net property and equipment                                           528,410           577,203


Deferred tax asset - net of current portion                                      8,502,555         8,195,383
Other assets                                                                     1,407,307         1,723,118
                                                                              ------------      ------------


               Total assets                                                   $ 12,994,768      $ 13,059,976

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:

    Accounts payable and accrued expenses                                     $  1,013,342      $    455,973
    Note payable officer                                                            65,840            65,680
    Deferred franchise fees                                                        228,500            97,100
                                                                              ------------      ------------
         Total current liabilities                                               1,307,682           618,913

Long-term obligations:

    Notes payable to Provident Bank net of warrant value of $213,266 at
        December 31, 2000 and $158,555 at September 30, 2001                     7,786,734         7,841,445
    Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $159,618 at December 31, 2000 and $108,055
        at September 30, 2001                                                    2,212,383         2,263,946
                                                                              ------------      ------------
         Total long-term liabilities                                             9,999,117        10,105,391

Stockholders' equity
    Common stock (25,000,000 shares authorized, 13,593,701 outstanding at
        December 31, 2000 and 15,574,979 as of September 30, 2001)              17,734,495        17,785,923
    Preferred Stock (5,000,000 shares authorized)                                4,929,274         4,929,274
    Accumulated deficit                                                        (20,975,800)      (20,379,525)
                                                                              ------------      ------------

        Total stockholder's equity                                               1,687,969         2,335,672
                                                                              ------------      ------------


              Total  liabilities and stockholder's equity                     $ 12,994,768      $ 13,059,976
                                                                              ============      ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                   September 30,
                                                 ---------------------------     ---------------------------
                                                    2000             2001            2000            2001
                                                 -----------     -----------     -----------     -----------
Royalties and fees                               $ 1,325,565     $ 1,363,544     $ 3,503,088     $ 3,965,785
Administrative fees and other                        222,952          97,350         644,129         492,529
                                                 -----------     -----------     -----------     -----------
     Total revenue                                 1,548,516       1,460,895       4,147,217       4,458,314


Operating expenses:
    Salaries and wages                               237,017         289,864         720,998         822,031
    Trade show expense                                45,000          45,000         165,000         135,000
    Travel expense                                    97,192          48,116         243,154         147,022
    Other operating expenses                          95,680         190,270         317,682         601,211
Depreciation and amortization                          9,802          11,335          29,416          34,087
General and administrative                           313,918         300,309         950,292         886,758
                                                 -----------     -----------     -----------     -----------
         Operating income                            749,905         576,001       1,720,674       1,832,205


Interest and other expense                           331,382         314,712         959,378         928,758
                                                 -----------     -----------     -----------     -----------
         Income before income taxes                  418,523         261,289         761,296         903,447

Income tax                                           142,297          88,838         258,840         307,172
                                                 -----------     -----------     -----------     -----------
         Net income                              $   276,226     $   172,451     $   502,456     $   596,275
                                                 ===========     ===========     ===========     ===========

Earnings per share:

    Net income                                           .02             .01             .05             .04

Weighted average number of common shares
outstanding                                       12,058,160      15,438,506      10,743,505      14,443,221

Fully diluted earnings per share:

    Net income                                           .02             .01             .04             .04

Weighted number of common shares outstanding      15,287,415      17,851,333      13,972,759      16,856,048

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
OPERATING ACTIVITIES                                                                   September 30,
--------------------                                                              2000              2001
                                                                               -----------      -----------
    Net income                                                                 $   502,456      $   596,275
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                 29,416           34,087
       Non-cash interest                                                           150,337          110,317
       Deferred federal income taxes                                               258,840          307,172
       Changes in operating assets and liabilities (increase) decrease in:
            Accounts and notes receivable                                         (619,609)         (49,004)
            Inventory                                                              261,805            8,799
            Prepaid expenses                                                        (7,813)          34,408
            Other assets                                                               -           (315,811)
        Increase (decrease) in:
            Accounts payable and accrued expenses                               (1,938,093)        (557,369)
            Other current liabilities                                           (2,333,462)             -
            Deferred franchise fee                                                  66,276         (131,400)
                                                                               -----------      -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (3,629,847)          37,474


INVESTING ACTIVITIES
    Purchase of property and equipment                                             (10,001)         (86,922)
    Sale of fixed assets                                                           450,000              -
    Issuance of capital stock net of issuance cost                               3,238,406           51,428
                                                                               -----------      -----------
    Legal fees associated with conversion of debt to equity                            -                -
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      3,678,402          (35,494)


FINANCING ACTIVITIES
    Proceeds from long-term debt                                                       -                -
    Principal payments on long-term debt and capital lease obligations              (1,546)             -
                                                                               -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   (1,546)             -
                                                                               -----------      -----------

INCREASE (DECREASE) IN CASH                                                         47,009            1,980

        Cash at beginning of period                                                 29,913            9,406
                                                                               -----------      -----------

        Cash at end of period                                                  $    76,922      $    11,386
                                                                               ===========      ===========

Supplemental Schedule of non-cash investing and financing activities

     None.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2000 and 2001

Introduction
------------

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and September 30, 2001, respectively.

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2000       2001       2000       2001
                                         ----       ----       ----       ----
Royalties and fees                       85.6%      93.3%      84.5%      89.0%
Administrative fees and other            14.4        6.7       15.5       11.0
                                        -----      -----      -----      -----
     Total revenue                      100.0%     100.0%     100.0%     100.0%

Operating expenses:
     Salaries and wages                  15.3%      19.8%      17.4%      18.4%
     Trade show expenses                  2.9        3.1        4.0        3.0
     Travel expense                       6.3        3.3        5.9        3.3
     Other operating expenses             6.2       13.0        7.7       13.5
Depreciation                               .6         .8         .7         .8
General and administrative               20.3       20.6       22.9       19.9
                                        -----      -----      -----      -----
     Operating income                    48.4%      39.4%      41.5%      41.1%

Interest                                 21.4       21.5       23.1       20.8

     Net income before income tax        27.0%      17.9%      18.4%      20.3%

2001 Compared with 2000
-----------------------

Total revenue decreased from $1,548,516 to $1,460,895 and increased from $4,147,217 to $4,458,314, respectively, or 5.7% decrease and 7.5% increase, respectively, for the three-month and nine-month periods ended September 30, 2001 compared to the same periods in 2000. This increase in the nine-month period was primarily the result of the growth in the number of franchise locations open offset by lower administrative fee income as a result of the discontinuance of providing accounting services for certain of its franchisees. Royalties and fees were approximately $1,363,544 and $3,965,785 for the three-month and nine-month periods ended September 30, 2001 compared to $1,325,565 and $3,503,088, respectively, during the same period in 2000. This increase was the result of growth in the number of franchises.

Salaries and wages increased from 15.3% and 17.4% of revenue for the three-month and nine-month periods ended September 30, 2000 compared to 19.8% and 18.4%, respectively, of revenue for the same period in 2001. The primary reason for this increase was in the increase in the Company's infrastructure in anticipation of rapid growth in the number of franchised units. Some of the growth anticipated was delayed because of the national crisis which occurred on September 11, 2001. The Company does not believe any of that anticipated growth will be canceled and the infrastructure will be needed for anticipated growth in the future.

Trade show expense increased from 2.9% of revenue for the three-month period ended September 30, 2000 compared to 3.1% or revenue for the same period in 2001. Trade show expense decreased from 4.0% of revenue for the nine-month period ended September 30, 2000 compared to 3.0% of revenue for the same period in 2001. The primary reason for this increase in the three-month period was the result of less revenue because of the delayed growth resulting from the national crisis which occurred on September 11, 2001. The decrease in the nine-month period was the result of more revenues from the growth in number of franchises.

Travel expenses decreased from 6.3% and 5.9% for the three-month and nine-month periods ended September 30, 2000 to 3.3% and 3.3% of revenue, respectively, for the same periods in 2001. This decrease was the result of the growth in number of franchises allowing for scheduling efficiencies which permits multiple assignments to be accomplished with one trip and additional controls on travel expenses.

Other operating expenses increased from 6.2% and 7.7% of revenue for the three-month and nine-month periods ended September 30, 2000 to 13.0% and 13.5%, respectively, of revenue for the same periods in 2001. This increase resulted from the Company's commitment to increasing its capacity for additional growth in the future which was partially offset by the increased revenue from the growth in the number of franchised units.

General and administrative expense increased from 20.3% to 20.6% of revenue for the three-month period ended September 30, 2000 compared to the same period in 2001. General and administrative expense decreased from 22.9% of revenue for the nine-month period ended September 30, 2001 to 19.9% of revenue for the same period in 2001. This was the result of the growth in the number of franchise units with the same administrative structure put in place earlier in anticipation of the growth.

Operating income decreased from $749,905, or 48.4% of revenue to $576,001, or 39.4% of revenue, for the three-month and nine-month period ended September 30, 2000 compared to the same period in 2000.

Operating income increased from $1,720,674, or 41.5% of revenue, to $1,832,205, or 41.1% of revenue, for the nine-month period ended September 30, 2001 compared to the same period in 2000. The decrease in the three-month period was a result of the anticipated growth being delayed as a result of the national crisis which occurred on September 11, 2001. The increase in the nine-month period was the result of the growth in number of franchised units partially offset by the anticipated growth being delayed.

Net income before income taxes decreased from 27.0% of revenue, or $418,523, for the three-month period ended September 30, 2000 to 17.9% of revenue, or $261,289, for the same period in 2001. Net income before income taxes grew from 18.4% of revenue, or $761,296, for the nine-month period ended September 30, 2000 to 20.3% of revenue, or $903,447, for the same period in 2001. The increase in the nine-month period was the result of the growth in the number of franchised units partially offset by additional anticipated growth which the Company had prepared for but was delayed because of the national crisis which occurred on September 11, 2001. The Company still anticipates rapid growth in the number of franchised units during the next several months.

Liquidity and Capital Resources
-------------------------------

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







                                   NOBLE ROMAN'S, INC.


Date: November 14, 2001            /s/ Paul W. Mobley
     ------------------            -------------------------------------
                                   Paul W. Mobley, Chairman of the Board