Form 10-K405
period 2001-12-31
NOBLE ROMANS INC
filed 2002-03-28
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

                         $6,441,714 as of March 15, 2002

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             16,051,158 shares of common stock as of March 15, 2002


Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2001
                                Table of Contents


Item #
in Form 10-K                                                                Page

                                     PART I


1.  Business                                                                  3
2.  Properties                                                                6
3.  Legal Proceedings                                                         6
4.  Submission of Matters to a Vote of Security Holders                       6

                                PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters     7
6.  Selected Financial Data                                                   8
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     9
8.  Financial Statements and Supplementary Data                              14
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                     24

                               PART III

10. Directors and Executive Officers of the Registrant                       24
11. Executive Compensation                                                   25
12. Security Ownership of Certain Beneficial Owners and Management           27
13. Certain Relationships and Related Transactions                           29

                                PART IV

14. Exhibits, Financial Statements Schedules and Reports on Form 8-K         30

PART 1

ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc. (the "Company") sells and services franchises for non-traditional and co-branded foodservice operations under the trade name "Noble Roman's Pizza". The concept's hallmarks include high quality pizza products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. The Company has over 30 years experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has awarded approximately 950 non-traditional and co-branded franchises in 42 states plus Puerto Rico, Guam, Italy and Canada. Since the franchises are typically installed in pre-existing, high-traffic commercial, military, educational and recreational facilities, a typical franchise requires an investment of approximately $20,000 to $45,000 per location.

Products & Systems
------------------

Prior to franchising non-traditional and co-branded locations in 1997, the company invested considerable time and manpower to engineer a selection of high quality products and easy to implement systems that would appeal to prospective franchisees. Using its 30 years of experience in operating pizza restaurants and its highly regarded, scratch-made products served in its traditional restaurants as a baseline for quality standards, the Company carefully developed specially engineered dough products that are manufactured by third party vendors and distributed throughout all 48 contiguous states by an unrelated distributor, Multifoods Distribution Group, Inc., in a ready-to-use form requiring only on-site assembly and baking. The results are products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor.

The operating systems are also uniquely developed for simplicity of operation and for minimizing hourly labor requirements and management intensiveness. Operational layout, product pre-preparation, assembly and baking, and customer fulfillment were all designed to function efficiently and cost-effectively with minimal space requirements. Service systems are customizable by franchise venue, but generally the customers either select from a variety of instantly available grab-and-go products in an attractive counter-top kiosk display, or made and baked-to-order traditional large pizzas with their favorite toppings. Pizzas and all other menu items have been designed for quick assembly and baking through small, stackable conveyor ovens. All menu items can be ready to serve in approximately seven minutes or less.

A unique feature of the Noble Roman's program is the menu flexibility offered franchisees. The core package includes such items as 14" large pizzas, individual sized 7" pizzas and breadsticks with dip. From this core, franchisees may also select any of the following product extensions: three types of baked pastas, two flavors of Buffalo wings, three types of hot sandwiches and a breakfast menu. Many potential franchisees are looking for a complete foodservice package to fit their specific application or desire for add-on sales opportunities. Noble Roman's product extensions allow the franchisee "one-stop" foodservice solutions to satisfy their complete needs with one business relationship, one franchise fee and one set of equipment. Added flexibility is provided with the Company's ongoing co-branding relationship with other traditional restaurant chains and its continuous product development.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and other types of locations with pre-existing customer traffic. Additionally, the Company has national co-branding relationships with other restaurant chains for both traditional and non-traditional locations. Co-branding allows the owner of other traditional restaurant franchise locations to add Noble Roman's products and systems to their menu offerings while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place, the Noble Roman's concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded approximately 950 franchises since 1997 in 42 states plus Puerto Rico, Guam, Italy and Canada, with approximately 775 of those locations opened. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional franchises. The Company is currently involved in on-going discussions and negotiations involving many additional franchise locations.

Company Strategy
----------------

The Company's focus will remain on aggressively growing its business through franchising non-traditional and co-brand locations. To accomplish that goal the Company participates in selective trade shows whereby it rents trade show booths sponsored by various industry organizations. In those booths the Company displays the concept, as well as preparing, cooking and serving its various menu items for sampling. In addition, the Company takes it's show equipment to various prospects where it sets up a unit in the prospect's office or in a nearby hotel conference room where the Company demonstrates its concept and products in private showings for the individual prospect. For the next several years the Company plans to concentrate its growth targets to military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and as a co-brand to traditional restaurant facilities.

Additionally, the Company intends to develop additional growth vehicles to compliment its existing system for non-traditional locations. Two such growth opportunities currently being designed are self-serve kiosks and traditional carry-out/delivery units. Both of these growth opportunities are being developed with state-of-the-art product development, systems and technology intended to make them uniquely attractive in the marketplace. Both of these concepts can be serviced through the Company's existing infrastructures, and share many aspects in common with the Company's non-traditional and co-branding development for simplicity of implementation and oversight.

Over the last several years, the Company made the strategic decision to focus its business on its non-traditional and co-branding opportunities and away from operating traditional restaurant operations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, management determined during 1999 that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed franchising all of its restaurants. The Company continues to provide franchise services to the franchisees operating the existing traditional locations in much the same fashion as the services to its non-traditional and co-branded franchises.

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

Several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling which could be of material benefit to franchisees.

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

Employees
---------

As of March 15, 2002, the company employed approximately 25 persons, all of whom were engaged on a full-time basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R) and THE BETTER PIZZA PEOPLE (R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

                             2000                 2001                 2002
                             ----                 ----                 ----
     Quarter Ended:     High       Low      High         Low     High       Low
                        ----       ---      ----         ---     ----       ---
     March 31          2  5/8    1  1/4    1 13/16      31/32   1  1/50*    3/4*

     June 30           2  1/2    1  3/64   2  1/10    1  1/16

     September 30      2 13/64     27/32   1  9/10    1  3/10

     December 31       1  3/4    1  3/8    1  2/5        7/10


     *Includes transactions through March 6, 2002.

Holder of Record
----------------

As of March 6, 2002, the Company believes there were approximately 383 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

During 2001, the Company issued 371,778 shares of authorized common stock in payment of certain obligations related to its discontinued operations and purchased certain restaurant equipment for 50,000 shares of its authorized common stock.

ITEM 6.  SELECTED FINANCIAL DATA     (In thousands except per share data)


                                                                    Year Ended December 31,
                                                    --------------------------------------------------------
Statement of Operations Data:                         1997        1998        1999        2000        2001
                                                    --------    --------    --------    --------    --------
Restaurant revenue                                  $ 25,369    $ 23,307    $     --    $     --    $     --
Royalties and fees                                       657       2,286       3,351       4,760       5,162
Administrative fees and other                             79         189         458         798         585
                                                    --------    --------    --------    --------    --------
      Total revenue                                   26,105      25,782       3,809       5,559       5,747
Restaurant operating expenses                         24,094      26,513          --          --          --
Express operating expenses                               220         839       1,611       1,903       2,317
Depreciation and amortization                          1,076          59          65          58          54
General and administrative                             2,816         841         849       1,265       1,207
Financing, acquisition and restructuring costs         6,529          --          --          --          --
                                                    --------    --------    --------    --------    --------
      Operating income (loss)                         (8,632)     (2,469)      1,285       2,332       2,169
Interest                                                 996       1,387       1,902       1,276       1,255
                                                    --------    --------    --------    --------    --------
Income before income taxes and
  extraordinary item                                  (9,627)     (3,856)       (617)      1,055         914
Income taxes (benefit)                                (4,148)     (1,311)       (210)        359         311
                                                    --------    --------    --------    --------    --------
      Net income (loss) from continuing             $ (5,479)   $ (2,545)   $   (407)   $    696    $    603
operations
Income (loss) from discontinued operations and
  extraordinary items                                  1,563         396     (10,303)       (165)     (1,671)
                                                    --------    --------    --------    --------    --------
      Net income (loss)                             $ (3,917)   $ (2,150)   $(10,714)   $    531    $ (1,068)


Weighted average number of common shares               4,131       4,131       6,015      11,371      14,794
      Net income (loss) per share from continuing
          operations                                $  (1.33)   $   (.62)   $   (.07)   $    .06    $    .04
Income (loss) per share from discontinued
  operations and extraordinary items                     .38         .10       (1.71)       (.01)       (.11)
                                                    --------    --------    --------    --------    --------
      Net income (loss) per share                   $   (.95)   $   (.52)   $  (1.78)   $    .05    $   (.07)
                                                    --------    --------    --------    --------    --------

Balance sheet data (at year end):

Working capital (deficit)                           $ (3,510)   $ (2,241)   $ (3,552)   $  1,249    $    (83)
Total assets                                          18,205      19,143      14,049      12,995      13,192
Long-term obligations                                 13,611      14,187      16,937       9,999      10,141
Stockholders' equity (deficit)                      $   (325)   $  1,076    $ (9,235)   $  1,688    $    675

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction
------------

Over the last several years, the Company made the strategic decision to focus its business on franchising non-traditional and co-branding locations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company, during 1999 management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed franchising all of its full-service, traditional restaurants. The Company continues to provide franchise services to the full-service franchises in much the same fashion as the service to its non-traditional and co-branded franchises.

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers many opportunities for growth for the foreseeable future.

Based on the Company's 2000 and 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2002, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the 2001 operating results, 2000 operating results and the 1999 operating results from ongoing operations included in the Company's consolidated statement of operations.

                  ProForma Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                              Years Ended December 31,
                                                              ------------------------
                                               1999                    2000                  2001
                                               ----                    ----                  ----
Royalties and fees                    $ 3,351,201     88.0%    $ 4,760,429    85.6%   $ 5,161,648    89.8%
Administrative fees and other             457,824     12.0         798,538    14.4        585,297    10.2
                                      -----------    -----     -----------   -----    -----------   -----
     Total revenue                      3,809,024    100.0       5,558,967   100.0      5,746,945   100.0

Express operating expenses:
     Salaries and wages                   792,155     20.8         971,682    17.5      1,112,495    19.4
     Trade show expense                   214,046      5.6         210,000     3.8        197,824     3.4
     Travel expense                       162,930      4.3         240,300     4.3        181,140     3.2
     Other operating expense              441,955     11.6         481,338     8.7        825,623    14.4
Depreciation and amortization              64,848      1.7          58,411     1.1         53,978      .9
General and administrative                848,538     22.3     $ 1,265,697    22.8      1,207,043    21.0
                                      -----------    -----     -----------   -----    -----------   -----

     Operating income                   1,284,552     33.7       2,331,539    41.9      2,168,812    37.7

Interest expense                        1,901,948     49.9       1,276,266    23.0      1,254,976    21.8
                                      -----------    -----     -----------   -----    -----------   -----

     Income (loss) before
     income taxes                        (617,396)   (16.2)      1,055,273    19.0        913,836    15.9
Income taxes (benefit)                   (209,915)    (5.5)        358,793     6.5        310,704     5.4
                                      -----------    -----     -----------   -----    -----------   -----
     Net income (loss) from
        continuing operations         $  (407,481)   (10.7)%   $   696,481    12.5%   $   603,132    10.5%

2001 Compared with 2000
-----------------------

Total revenue increased from $5.6 million to $5.7 million, or 3.4%, for 2001 compared to 2000. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $4.9 million for 2001 compared to $5.2 million during 2000. This increase was the result of growth in the number of franchises and food sales from test facility of approximately $279 thousand.

Salaries and wages increased from 17.5% of revenue in 2000 to 19.4% of revenue in 2001. The primary reason for this increase was the addition of an Executive Vice President of Development to create additional growth opportunities for future periods and wages for the test facility of approximately $102 thousand.

Trade show expense decreased from 3.8% of revenue in 2000 to 3.4% of revenue in 2001. The primary reason for this decrease was that the number of trade shows remained constant while the revenue grew as a result of the additional franchised units open.

Travel expense decreased from 4.3% of total revenues in 2000 to 3.2% of revenue in 2001. Both the dollar amount of travel expense and the percentage of revenue spent on travel decreased as a result of locating franchise consultants in various parts of the country in order to reduce travel.

Other operating expenses increased from 8.7% of revenue in 2000 to 14.4% of revenue in 2001. This increase was primarily the result of the increased presentation expenses to develop new growth opportunities for the future, additional mailer cost for growth opportunities, additional group medical costs and test facility operating cost of approximately $177 thousand. In addition, new unit growth, primarily in the hotel industry, planned for the last quarter of 2001 was delayed following the events of September 11, 2001.

General and administrative expense decreased from 22.8% of revenue in 2000 to 21.0% of revenue in 2001. This decrease was the result of the administrative structure for the Company remaining the same while the revenue grew as a result of new locations.

Net income before extraordinary items decreased from $696 thousand in 2000 to $603 thousand in 2001. This decrease was primarily the result of the increased cost to create additional growth opportunities for the future mostly offset by additional revenue from growth in the number of locations in 2001. Most of the planned growth for the last quarter of 2001 was in the hotel industry which got canceled or delayed after the events of September 11, 2001.

The Company recognized a loss from discontinued operations in 2001 of $1.7 million to cover approximately $1 million in settlements of outstanding claims from its discontinued operations plus provided an additional $700 thousand reserve for future costs of those discontinued operations. The Company believes this reserve is adequate to cover all future costs associated with those discontinued operations.

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

Salaries and wages decreased from 20.8% of revenue in 1999 to 17.5% of revenue in 2000. The primary reason for this decrease was the number of franchise units open in 2000 based on the Company's infrastructure which was established in 1999 for the anticipated rapid growth in 2000.

Trade show expense decreased from 5.6% of revenue in 1999 to 3.8% of revenue in 2000. The primary reason for this decrease was that the number of trade shows remained constant while the revenue grew as a result of the additional franchised units open.

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

General and administrative expense increased from 22.3% of revenue in 1999 to 22.8% of revenue in 2000. This increase was the result of the administrative structure for the Company being expanded to accommodate expected accelerated growth in the future.

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

Liquidity and Capital Resources
-------------------------------

The Company's strategic business plan is focused on growth by franchising of non-traditional locations and the development of co-brand franchises with other traditional restaurant chains nationwide. Given the huge growth opportunities in franchising non-traditional locations and in co-branding opportunities and the actual rapid pace of that growth over the last three years, management is focusing all of its financial and human resources on franchise services to maximize the potential for the company and its stakeholders. Accordingly, the Company is not now operating Company-owned locations except for one test location and currently has no plans to do so in the future.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                                                                               December 31,
                             Assets                                            ------------
                             ------
                                                                            2000            2001
                                                                        ------------    ------------
Current assets:
   Cash                                                                 $      9,406    $     25,203
   Accounts and notes receivable                                           1,146,492         621,679
   Inventories                                                                74,587          82,669
   Prepaid expenses                                                          203,460         215,588
   Deferred tax asset - current portion                                    1,122,551       1,348,132
                                                                        ------------    ------------
           Total current assets                                            2,556,496       2,293,270
                                                                        ------------    ------------

Property and equipment:
   Equipment                                                                 822,046         793,690
   Leasehold improvements                                                     84,229          84,229
                                                                        ------------    ------------
                                                                             906,275         877,919
   Less accumulated depreciation and amortization                            377,865         309,936
                                                                        ------------    ------------
          Net property and equipment                                         528,410         567,982
                                                                        ------------    ------------

Deferred tax asset                                                         8,502,555       8,827,298
Other assets                                                               1,407,307       1,503,616
                                                                        ------------    ------------
                      Total assets                                      $ 12,994,768    $ 13,192,167
                                                                        ============    ============
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                                $    803,188    $  1,321,157
   Note payable to officer                                                    65,840          65,840
   Deferred franchise fees                                                   228,500         251,850
   Reserve for loss on discontinued operations                               210,154         737,857
                                                                        ------------    ------------

                Total current liabilities                                  1,307,682       2,376,704
                                                                        ------------    ------------

Long-term obligations:
   Notes payable to Provident Bank net of warrant value of
      $213,266 and $140,318 in 2000 and 2001, respectively)                7,786,734       7,859,682
   Notes payable to various funds affiliated with Geometry Group
      net of warrant valuation of $159,618 in 2000 and $90,868in 2001      2,212,383       2,281,133
                                                                        ------------    ------------

                Total long-term obligations                                9,999,117      10,140,815
                                                                        ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 13,593,701outstanding
      in 2000 and 16,051,158 in 2001)                                     17,734,495      17,789,452

   Preferred stock (5,000,000 shares authorized)                           4,929,274       4,929,274
   Accumulated deficit                                                   (20,975,800)    (20,044,079)
                                                                        ------------    ------------

                Total stockholders' equity                                 1,687,969         674,647
                                                                        ------------    ------------
                      Total liabilities and stockholder's equity        $ 12,994,768    $ 13,192,167
                                                                        ============    ============

See accompanying note to condensed consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                       Year ended December 31,
                                                                       -----------------------
                                                               1999            2000            2001
                                                           ------------    ------------    ------------
Royalties and fees                                         $  3,351,201    $  4,760,429    $  5,161,648
Administrative fees and other                                   457,824         798,538         585,297
                                                           ------------    ------------    ------------
                Total revenue                                 3,809,024       5,558,967       5,746,945

Operating expenses:
     Salaries and wages                                         792,155         971,682       1,112,495
     Trade show expense                                         214,046         210,000         197,824
     Travel expense                                             162,930         240,300         181,140
     Other operating expenses                                   441,955         481,338         825,653
Depreciation and amortization                                    64,848          58,411          53,978
General and administrative                                      848,538       1,265,697       1,207,043
                                                           ------------    ------------    ------------
             Operating income                                 1,284,552       2,331,539       2,168,812

Interest and other expense                                    1,901,948       1,276,266       1,254,976
                                                           ------------    ------------    ------------
             Income (loss) before income taxes                 (617,396)      1,055,273         913,836

Income tax (benefit)                                           (209,915)        358,793         310,704
                                                           ------------    ------------    ------------
             Net income (loss) before extraordinary item       (407,481)        696,481         603,132

Extraordinary item net of tax benefit of $5,309,317,
   $85,000 and $861,029 in 1999, 2000 and 2001,
   respectively                                             (10,306,357)       (165,000)     (1,671,409)
                                                           ------------    ------------    ------------
             Net income (loss)                             $(10,713,838)   $    531,481    $ (1,068,277)
                                                           ------------    ------------    ------------

Earnings per share:
    Net income (loss)  before extraordinary item           $       (.07)   $        .06    $        .04
    Net income (loss)                                             (1.78)            .05            (.07)
                                                           ============    ============    ============
Weighted average number of common shares
    outstanding                                               6,014,864      11,370,717      14,793,939

Fully diluted earnings per share

    Net income before extraordinary item                                   $        .05    $        .04
    Net income (loss)                                                               .04            (.06)
                                                                           ============    ============
Weighted average number of common shares
    outstanding                                                              14,788,603      16,654,100

See accompanying note to condensed consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Noble Roman's, Inc. and Subsidiaries

                                               Common Stock
                                       ---------------------------
                                        Preferred                    Accumulated
                                           Stock         Shares         Amount        Deficit          Total
                                       ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1998           $         --      5,552,390   $ 11,869,175   $(10,793,444)   $  1,075,730
                                       ------------   ------------   ------------   ------------    ------------

Issuance of warrants to purchase
     stock                                       --             --        275,000             --         275,000

Issuance of common stock in
   exchange for certain liabilities              --             --         90,419             --          90,419

Conversion of warrants to stock                  --      1,467,321         38,044             --          38,044

1999 net loss                                    --             --             --    (10,713,837)    (10,713,837)
                                       ------------   ------------   ------------   ------------    ------------

Balance at December 31, 1999                     --      7,019,711     12,272,638    (21,507,282)     (9,234,645)

Issuance of preferred stock in
    exchange for certain liabilities      4,929,274             --             --             --       4,929,274
                                       ------------   ------------   ------------   ------------    ------------

Issuance of common stock in
   exchange for certain liabilities
   and cash                                      --      6,573,989      5,461,857             --       5,461,857

2000 net income                                  --             --             --        531,481         531,481
                                       ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000              4,929,274     13,593,701     17,734,495    (20,975,800)      1,687,969

Conversion of warrants to stock                  --      2,035,679         19,457             --          19,457

Issuance of common stock in
   exchange for certain liabilities
   and purchase of assets                        --        421,778         35,500             --          35,500

2001 net loss                                    --             --             --     (1,068,279)     (1,068,279)
                                       ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001           $  4,929,274     16,051,158   $ 17,789,452   $(22,044,079)   $    674,647


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries

                                                                            Year ended December 31,
                                                                            -----------------------
OPERATING ACTIVITIES                                                   1999           2000            2001
                                                                   ------------    ------------    ------------
     Net loss                                                      $(10,713,837)   $    531,438    $ (1,068,277)
     Adjustments to reconcile net (loss) to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                 970,401         248,069         263,454
          Non-cash interest                                             615,312              --              --
          Deferred federal income taxes                              (5,518,998)        443,793        (550,325)
          Loss from discontinued segment                              9,814,285         250,000       2,532,438
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                        (138,782)       (137,869)        524,813
                  Inventories                                           407,663         342,533          (8,082)
                  Prepaid expenses                                       76,465         (94,454)        (12,128)
                  Other assets                                           (5,113)             --         (96,309)
             Increase (decrease) in:
                 Accounts payable                                     1,252,111      (2,678,107)        517,969
                 Other current liabilities                            1,131,245      (2,344,266)        527,703
                 Deferred franchise fees                                 83,625           1,375          23,350
                                                                   ------------    ------------    ------------
                 NET CASH PROVIDED (USED) BY
                     OPERATING ACTIVITIES                            (2,025,623)     (3,437,488)      2,126,903
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES
     Purchase of property and equipment                                (617,511)          8,741         (92,551)
     Sale of fixed assets                                               260,325              --              --
                                                                   ------------    ------------    ------------
             NET CASH USED BY INVESTING ACTIVITIES                     (357,186)          8,741         (92,551)
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES
     Principal payments on long-term debt and capital lease
           obligations                                                   (4,908)             --              --
     Payment of obligations for discontinued operations                      --              --      (2,085,106)
     Proceeds from long-term debt, net of debt issue costs            1,966,703         137,000          11,594
     Issuance of capital stock                                          432,334       3,271,240          54,957
     Legal fees associated with conversion of debt to equity             (9,582)             --              --
                                                                   ------------    ------------    ------------
              NET CASH PROVIDED (USED) BY FINANCING
                     ACTIVITIES                                       2,384,547       3,408,240      (2,018,555)
                                                                   ------------    ------------    ------------

                              INCREASE (DECREASE) IN CASH                 1,737         (20,507)         15,797
Cash at beginning of year                                                28,176          29,913           9,406
                                                                   ------------    ------------    ------------
                              CASH AT END OF YEAR                  $     29,913    $      9,406    $     25,203
                                                                   ============    ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities

None

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 2001 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating loss carry-forward is approximately $29.9 million of which approximately $29.1 million expires between the years 2012 and 2016. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.


Note 2:  Recent Strategic Events

Over the last several years, the Company made the strategic decision to focus its business on franchising non-traditional and co-branding locations. Given the potential size of the opportunities in the non-traditional and co-branding segments, and the actual rapid pace of their growth within the Company during 1999, management determined that all financial and human resources at the Company's disposal would need to be focused on franchise services to maximize the potential for stakeholders. During 2000, the Company completed franchising all of its full-service, traditional restaurants. The Company continues to provide franchise services to the full-service franchises in much the same fashion as the service to its non-traditional and co-branded franchises.


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

Note 4:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under noncancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to a Franchisee who operates them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignee, however, the Company remains contingently liable to the landlords in the event of default by the assignee. The leases generally required the Company to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2001, contingent obligations under noncancelable operating leases for 2002, 2003, 2004, 2005, 2006 and after 2006 were $688 thousand, $560 thousand, $503 thousand, $356 thousand, $341 thousand and $2.5 million, respectively.


Note 5:  Income Taxes

The Company created an additional deferred benefit in 1998 of $1,311,194 and a deferred benefit in 1999 $209,915 as a result of its operating loss and used deferred benefits of $358,793 to offset its tax expense on income in 2000 and used deferred benefits of $310,704 to offset its tax expense on income in 2001.

The deferred tax asset at December 31 consists of the following:

                                                      1999          2000          2001
                                                   -----------   -----------   -----------
Deferred tax assets:
       Tax credit carryforwards                    $   172,768   $        --   $        --
        Net operating loss carryforward              9,788,955     9,625,106    10,175,430
                                                   -----------   -----------   -----------
            Total gross deferred tax assets        $ 9,961,723   $ 9,625,106   $10,175,430
                                                   -----------   -----------   -----------
Deferred tax liabilities:
       Property and equipment                               --            --            --
       Cost in excess of asset acquired                     --            --            --
                                                   -----------   -----------   -----------
            Total gross deferred tax liabilities            --            --            --
                                                   -----------   -----------   -----------
       Net deferred tax asset                      $ 9,961,723   $ 9,625,106   $10,175,430
                                                   ===========   ===========   ===========

Note 6:  Common Stock

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

During 2001, the Company issued 371,778 shares of common stock in payment of certain obligations related to its discontinued operations and purchased certain restaurant assets for 50,000 shares of common stock. In addition, certain warrant holders exercised their warrants to purchase 2,035,679 shares of common stock at $.01 per share.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 2000, options to acquire 144,750 shares were granted. Options granted and remaining outstanding at December 31, 2001 are: 6,500 common shares at $3.25 per share, 15,000 common shares at $3.68 per share, 11,000 common shares at $6.44 per share, 36,000 common shares at $1.75 per share, 50,000 common shares at $1.00 per share, 13,000 common shares at $1.385 per share, 35,250 common shares at $1.46 per share and 47,500 at $1.45 per share. As of December 31, 2001, options for 131,500 shares are exercisable.

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


Note 7:  Loss from Discontinued Operations

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, in 1999 all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. The reduction in the carrying value of those assets, all activities in 1999 associated with the full-service restaurants and a reserve for future costs associated with those restaurants in the amount of $1,599,032 was charged to a loss on discontinued operations. In 2000, all of the full-service restaurants were franchised and all operating results of those restaurants during the interim were charged to the reserve established in 1999. An additional charge for future costs in the amount of $250,000 was charged to a loss on discontinued operations in 2000. An additional change in the amount of $1,671,409 after tax benefit of $861,029 was recognized in 2001 resulting in a reserve for future cost in the amount of $737,857 for discontinued operations. The Company believes that this reserve is adequate to cover all future costs associated with the discontinued operations.


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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999, $30,000 in 2000 for financial advisory services and in 2001, $120,000 was accrued for financial advisory services but has not yet been paid. In addition, TradeCo Global Securities, Inc. was paid $11,037 in interest on Participating Income Notes in 1999, $22,851 in 2000 and $10,156 was accrued in 2001.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $51,299 in interest on Participating Income Notes in 1999, $65,037 in 2000 and $124,909 was accrued in 2001.

In February 2000, The Provident Bank converted $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share. In 2000, The Provident Bank was paid $620,331 for interest on its loans to the Company. In 2001, The Provident Bank was paid $700,000 for interest on its loans to the Company.

                   [LETTERHEAD OF LARRY E. NUNN $ ASSOCIATES]


To the Board of Directors and
  Stockholders of Noble Roman's, Inc.



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations, and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.


/s/ LARRY E. NUNN $ ASSOCIATES, LLC

Columbus, Indiana
March 21, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

             Name               Age       Positions with the Company
             ----               ---       --------------------------
     Paul W. Mobley              61     Chairman of the Board and Director
     A. Scott Mobley             38     President, Secretary and Director
     Douglas H. Coape-Arnold     56     Director
     Donald A. Morrison, III     59     Director
     Troy Branson                38     Executive Vice President of Franchising
     Wade Shanower               52     Vice President of Franchise Services


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

     Wade Shanower has been Vice President of Franchise Services since August 1999, Vice President of Full-Service Operations since November 1997 and since January 1996 he was Regional Director of Operations. Prior to joining the Company, Mr. Shanower was an owner of a Noble Roman's franchise restaurant plus two independent restaurants, which he sold in early 1995 before joining Noble Roman's. Prior to owning his own restaurants, Mr. Shanower was Vice President of Operations for American Diversified Foods, an Arby's franchisee owned in part by Paul Mobley. He has a B.S. degree from Indiana University.


     Section l6(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2001 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.


ITEM l1.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and other executive officers of the Company whose cash compensation in 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                       Long Term
                                                        Annual Compensation           Compensation
                                                        -------------------       Securities Underlying
Name and Principal Position                        Year    Salary (l)     Bonus         Options #
---------------------------                        ----    ----------     -----   ---------------------
    Paul Mobley                                    2001    $  272,083   $      -                -
        Chairman of the Board                      2000    $  240,000          -                -
                                                   1999       240,000          -                -
     A. Scott Mobley
        President and Secretary                    2001    $  173,750   $      -
                                                   2000    $  150,000          -           20,000
                                                   1999       150,000          -                -

     Troy Branson                                  2001    $  100,000   $ 31,162                -
         Executive Vice President of Franchising   2000        93,754     37,794           35,000
                                                   1999        75,577     29,751                -

(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------

The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2001 by the executive officers named in the Summary Compensation Table.

                           Number of Securities         Values of Unexercised
                          Underlying Unexercised             In-The-Money
                            Options at 12/31/01        Options at 12/31/01  (1)
                         Exercisable/Unexercisable    Exercisable/Unexercisable
                         -------------------------    -------------------------
      Paul W. Mobley          10,000  /       0               0     /     0
      A. Scott Mobley         49,000  /  20,000               0     /     0
      Troy Branson            22,500  /  35,000               0     /     0

----------
(1) Based on a per share price of $.86, the last reported transaction price of the Company's common stock on December 31, 2001.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 15, 2002, there were 16,051,158 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's common stock beneficially owned on March 15, 2002 by (i) each director and named executive officer individually,
(ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

     Name and Address                            Amount and Nature                Percent of Outstanding
    of Beneficial Owner                        of Beneficial Ownership (1)           Common Stock (2)
    -------------------                        ---------------------------       -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204                   2,551,018  (3)                     14.7%
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                       928,826  (4)                      5.5%
     Provident Financial Group, Inc.
          One E. Fourth Street
          Cincinnati, OH  45202                       5,332,839  (5)                     29.5%
     Donald A. Morrison, III
          320 N. Meridian, #412
          Indianapolis, IN  46204                        62,810                             *
      Geovest Capital Partners, L.P.
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                      1,871,625  (6)                     11.0%
      James W. Lewis
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                      4,564,136  (7)                     27.2%
     Douglas H. Coape-Artnold
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                         20,000                             *
     All Executive Officers and
          Directors as a Group (4 Persons)            3,562,654                          19.7%

*Less than 1%

     (1)  All shares owned directly unless otherwise noted.

     (2) The percentage calculations are based upon 16,051,158 shares of our common stock issued and outstanding as of March 15, 2002 and, for each officer or director of the group, the number of shares subject to options or conversion rights exercisable currently or within 60 days of March 15, 2002.

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

     (4) Includes 69,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $3.25 per share for 6,500 common shares, $3.68 per share for 7,500 common shares, $6.44 per share for 5,000 common shares , $1.75 per share for 20,000 common shares, $1.00 per share for 10,000 common shares and $1.45 per share for 20,000 shares. Also includes a warrant to purchase 400,000 shares of our common stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank and a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity.

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

     (6) Includes 1,000,000 shares of our common stock convertible from participating income notes owned by Geovest Capital Partners, L.P. in its investment account of which Mr. Coape-Arnold is managing partner. Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

     (7) This total includes 138,580 shares of our common stock owned by James Lewis Family Trust, 200,000 shares of our common stock owned by James
          W. Lewis MPP, 520,000 shares of our common stock convertible from participating income notes, 50,000 shares of our common stock convertible from participating income notes owned by James Lewis Family Investment, L.P., 100,000 shares of our common stock convertible from participating income notes owned by James W. Lewis IRA and 100,000 shares of our common stock convertible from participating income notes owned by James W. Lewis, MPP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions to which the Company and certain officers and directors of the Company were a party during 2001 The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates require the approval of a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $40,000 in 1999, $30,000 in 2000 for financial advisory services and in 2001, $120,000 was accrued for financial advisory services but has not yet been paid. In addition, TradeCo Global Securities, Inc. was paid $11,037 in interest on Participating Income Notes in 1999, $22,851 in 2000 and $10,156 was accrued in 2001.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $51,299 in interest on Participating Income Notes in 1999, $65,037 in 2000 and $124,909 was accrued in 2001.

In February 2000, The Provident Bank converted $6.5 million senior secured debt and $740 thousand PIK notes for $2.4 million in common stock and $4.9 million in no-yield preferred stock which may later be converted to common stock at $3.00 per share. In 2000, The Provident Bank was paid $620,331 for interest on its loans to the Company. In 2001, The Provident Bank was paid $700,000 for interest on its loans to the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following consolidated financial statements of Noble
          Roman's, Inc. and subsidiaries are included in Item 8:         Page
                                                                         ----

          Consolidated Balance Sheets - December 31, 2000 and 2001         14

          Consolidated Statements of Operations - years ended December
          31, 1999, 2000 and 2001                                          15

          Consolidated Statements of Changes in Stockholders' Equity -
          years ended December 31, 1999, 2000 and 2001                     16

          Consolidated Statements of Cash Flows - years ended December
          31, 1999, 2000 and 2001                                          17

          Notes to Consolidated Financial Statements                       18

          Report of Independent Auditors - Larry E. Nunn & Associates, LLC 23

          (a)      Exhibits

          Exhibit No.
          -----------
          3.1   Amended Articles of Incorporation of the Registrant         (1)
          3.2   Amended and Restated By-Laws of the Registrant
          4.1   Specimen Common Stock Certificates                          (1)
         `10.3  Employment Agreement with Paul W. Mobley dated November
                15, 1994                                                    (3)
          10.4  Credit Agreement with The Provident Bank dated December
                1, 1995                                                     (5)
          10.6  1984 Stock Option Plan
          10.7  Form of Stock Option Agreement                              (6)
          11.1  Statement Re: Computation Per Share Earnings
          21.1  Subsidiaries of the Registrant                              (2)
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


                                      NOBLE ROMAN'S, INC.


 Date: March 30, 2001                 By: /s/ Paul W. Mobley
       --------------                     -------------------------------------
                                          Paul W. Mobley, Chairman of the Board


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date: March 30, 2001                 By: /s/ Paul W. Mobley
       --------------                     -------------------------------------
                                          Paul W. Mobley
                                          Chairman of the Board and Director

Date:  March 30, 2001                     /s/ A. Scott Mobley
       --------------                     -------------------------------------
                                          A. Scott Mobley
                                          President and Director

Date:  March 30, 2001                     /s/ Donald A. Morrison
       --------------                     -------------------------------------
                                          Donald A. Morrison, III
                                          Director

Date:  March 30, 2001                     /s/ Douglas H. Coape-Arnold
       --------------                     -------------------------------------
                                          Douglas H. Coape-Arnold
                                          Director