Form 10-Q
period 2002-03-31
NOBLE ROMANS INC
filed 2002-04-19
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the
---     Securities Exchange Act of 1934
        For the quarterly period ended March 31, 2002

                                       Or

        Transition report pursuant to Section 13 or 15(d) of the
---     Securities Exchange Act of 1934
        For the transition period from ______ to ______

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

As of April 15, 2002, there were 16,051,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

         Note to condensed consolidated financial statements              Page 2

         Condensed consolidated balance sheets as of December 31, 2001
           and March 31, 2002                                             Page 3

         Condensed consolidated statements of operations for the three
           months ended March 31, 2001 and 2002                           Page 4

         Condensed consolidated statements of cash flows for the three
           months ended March 31, 2001 and 2002                           Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Notes
-----

Based on the Company's 2000 and 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2002, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire, the majority of which expire between 2012 and 2016. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to: competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, and changes in prices or supplies of food ingredients and labor. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                           (Unaudited)
                                                                          December 31,      March 31,
                                                                              2001            2002
                                     Assets
Current assets:
     Cash                                                                 $     25,203     $      1,495
     Accounts and notes receivable                                             621,679          678,732
     Inventories                                                                82,669          136,677
     Prepaid expenses                                                          215,588          269,168
     Deferred tax asset - current portion                                    1,348,132        1,348,132
                                                                          ------------     ------------
          Total current assets                                               2,293,270        2,434,203
                                                                          ------------     ------------

Property and equipment:
     Equipment                                                                 793,690          856,838
     Leasehold improvements                                                     84,229           84,229
                                                                          ------------     ------------
                                                                               877,919          941,067
     Less accumulated depreciation and amortization                            309,936          324,198
                                                                          ------------     ------------
          Net property and equipment                                           567,982          616,869
                                                                          ------------     ------------
Deferred tax asset                                                           8,827,298        8,726,608
Other assets                                                                 1,503,616        1,486,747
                                                                          ------------     ------------
               Total assets                                               $ 13,192,167     $ 13,264,427
                                                                          ============     ============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                $  2,059,014     $  1,904,891
     Note payable to officer                                                    65,840           65,840
     Deferred franchise fees                                                   251,850          247,350
                                                                          ------------     ------------
          Total current liabilities                                          2,376,704        2,218,081
                                                                          ------------     ------------

Long-term obligations:
     Notes payable to Provident Bank net of warrant value of $140,318
         at December 31, 2001 and $122,081 at March 31, 2002                 7,859,682        7,877,919
     Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $90,868 at December 31, 2001 and
          $122,081 at March 31, 2002                                         2,281,133        2,298,321
                                                                          ------------     ------------
          Total long-term liabilities                                       10,140,815       10,176,240
                                                                          ------------     ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 13,593,701
          outstanding at December 31, 2000 and 16,051,158 in 2001)          17,789,452       17,789,452
     Preferred stock (5,000,000 shares authorized)                           4,929,274        4,929,274
     Accumulated deficit                                                   (20,044,079)     (21,848,620)
                                                                          ------------     ------------
          Total stockholders' equity                                           674,647          870,106
                                                                          ------------     ------------
               Total liabilities and stockholders' equity                 $ 13,192,167     $ 13,264,427
                                                                          ============     ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2001           2002
                                                        -----------    -----------
Revenue:
      Royalties and fees                                $ 1,244,062    $ 1,319,014
      Administrative fees and other                         201,540        124,880
                                                        -----------    -----------
           Total revenue                                  1,445,602      1,443,895

Operating expenses:
     Salaries and wages                                     261,310        261,754
     Trade show expense                                      71,716         58,015
     Travel expense                                          58,098         53,206
     Other operating expenses                               147,317        165,245
Depreciation                                                  9,802         14,262
General and administrative                                  272,703        292,232
                                                        -----------    -----------
          Operating income                                  624,656        599,180

Interest and other expense                                  306,880        303,032
                                                        -----------    -----------
          Income before income tax                          317,776        296,148

Income tax                                                  109,097        100,600
                                                        -----------    -----------
          Net income                                    $   208,679    $   195,458
                                                        ===========    ===========

Earnings per share:
     Net income                                         $       .02    $       .01
                                                        ===========    ===========

Weighted average number of common shares outstanding     13,674,545     16,051,158

Fully diluted earnings per share:
     Net income                                         $       .01    $       .01
                                                        ===========    ===========

Weighted average number of common shares outstanding     16,527,808     17,032,308

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
OPERATING ACTIVITIES                                                             2001          2002
--------------------                                                           ---------     ---------
   Net income                                                                  $ 208,679     $ 195,458
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation                                                               9,802        14,262
        Non-cash interest                                                         35,426        52,294
        Deferred federal income taxes                                            109,097       100,690
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                  93,182       (57,053)
             Inventory                                                          (106,336)      (54,008)
             Prepaid expenses                                                    (34,665)      (53,580)
             Other assets                                                        131,750            --
        Increase (decrease) in:
            Accounts payable                                                      96,999       157,750
            Deferred franchise fee                                              (111,000)       (4,500)
                                                                               ---------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                432,934       351,133

INVESTING ACTIVITIES
   Purchase of property and equipment                                            (35,000)      (63,148)
   Issuance of capital stock net of issuance cost                                 35,950            --
                                                                               ---------     ---------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                             950       (63,148)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       --            --
   Principal payments on long-term debt and capital lease obligations                 --            --
   Payment of obligations for discontinued operations                           (441,141)     (311,693)
                                                                               ---------     ---------
        NET CASH USED BY FINANCING ACTIVITIES                                   (441,141)     (311,693)
                                                                               ---------     ---------

INCREASE (DECREASE) IN CASH                                                       (7,257)      (23,708)

        Cash at beginning of period                                                9,406        25,203
                                                                               ---------     ---------

        Cash at end of period                                                  $   2,149     $   1,495
                                                                               ---------     ---------

Supplemental schedule of non-cash investing and financing activities

    None.


See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 2001 and 2002


Introduction
------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding segments, the Company made the strategic decision to refocus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurant operations. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised. The Company continues to offer franchise services to the full-service franchises in much the same fashion as it has been doing with its non-traditional and co-branded franchises.

The franchising concept is designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and is simple to operate, requires a modest investment and has minimal staffing requirements while serving great tasting pizza and related products. The concept is designed to be convenient and quick for its customers. The Company believes that franchising these type facilities offers opportunities for substantial growth for the foreseeable future.

Based on the Company's 2000 and 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2002, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month periods ended March 31, 2001 and for March 31, 2002, respectively.

                                        Three Months Ended
                                              March 31,
                                        -------------------
                                          2001        2002
                                        -------     -------
Revenue:
     Royalties and fees                    86.1%       91.4%
     Administrative fees and other         13.9         8.6
                                                    -------
          Total revenue                   100.0       100.0


Operating expenses:
     Salaries and wages                    18.1        18.1
     Trade show expenses                    5.0         4.0
     Travel expense                         4.0         3.7
     Other operating expenses              10.2        11.5
Depreciation                                 .7         1.0

General and administrative                 18.9        20.2
                                        -------     -------
     Operating income                      43.2        41.5
Interest                                   21.2        21.0
                                        -------     -------

     Net income before income tax          22.0%       20.5%


2002 Compared wth 2001
----------------------

Total revenue was approximately the same for the three-month period ended March 31, 2002 and 2001. Income from royalties and fees increased from approximately $1.2 million for the three-month period ended March 31, 2001 to approximately $1.3 million for the same period ended March 31, 2002. This increase was the result of growth in the number of franchise locations.

Salaries and wages remained approximately the same at 18.1% of revenue for the three-month periods ended March 31, 2001 and 2002.

Trade show expense decreased from approximately 5.0% for the three-month period ended March 31, 2001 compared to approximately 4.0% for the same period in 2002. The reason for this decrease is that, abased on past experience, the Company has been more selective in attending trade shows by not attending some of the shows attended in the past that were not as productive.

Travel expense decreased from approximately 4.0% for the three-month period ended March 31, 2001 compared to approximately 3.7% for the same period in 2002. This decrease is the result of locating personnel in the East coast area, Western part of the United States and the Southeastern part of the United States to reduce travel.

Other operating expenses increased from approximately 10.2% for the three-month period ended March 31, 2001 compared to approximately 11.5% for the same period in 2002. This increase is primarily the result of additional mailer cost and other promotional cost to more rapidly develop new growth opportunities for the future.

General and administrative expenses increased from approximately 18.9% for the three-month period ended March 31, 2001 compared to approximately 20.2% for the same period in 2002. This increase was primarily the result of adding additional administrative personnel in preparation of additional new unit growth later in the year.

Net income before income tax decreased from approximately 22.0% for the three-month period ended March 31, 2001 compared to approximately 20.5% for the same period in 2002. As explained in the two preceding paragraphs, this decrease was primarily the result of preparing for additional growth in the number of units later in the year.

Liquidity and Capital Resources
-------------------------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding market segments, the Company made the strategic decision to refocus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurant locations. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised. The Company continues to provide franchise services to the full-service franchises in much the same fashion as it does with its non-traditional and co-branded franchises.

As a result of the Company's strategy since 1999, cash flow generated from operations, the Company's current rate of growth by franchising plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to: competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, and changes in prices or supplies of food ingredients and labor. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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



Date: April 19, 2002                    /s/ Paul W. Mobley
      --------------                    -------------------------------------
                                        Paul W. Mobley, Chairman of the Board