Form 10-Q
period 2002-06-30
NOBLE ROMANS INC
filed 2002-08-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

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

As of August 2, 2002, there were 16,051,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The following condensed consolidated financial statements are included herein:

         Notes to condensed consolidated financial statements            Page 2

         Condensed consolidated balance sheets as of December 31, 2001
              and June 30, 2002                                          Page 3

         Condensed consolidated statements of operations for the three
              months  and six months ended June 30, 2001 and 2002        Page 4

         Condensed consolidated statements of cash flows for the
              six months ended June 30, 2001 and 2002                    Page 5

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                (Unaudited)
                                                                               December 31,       June 30,
                                                                                   2001             2002
                                                                                   ----             ----
                                                     Assets
                                                     ------
Current assets:
     Cash                                                                      $     25,203     $      6,033
     Accounts and notes receivable                                                  621,679          777,786
     Inventories                                                                     82,669          163,530
     Prepaid expenses                                                               215,588          285,286
     Deferred tax asset - current portion                                         1,348,132        1,348,132
                                                                               ------------     ------------
          Total current assets                                                    2,293,270        2,580,767
                                                                               ------------     ------------

Property and equipment:
     Equipment                                                                      793,690          874,627
     Leasehold improvements                                                          84,229           84,229
                                                                               ------------     ------------
                                                                                    877,919          958,856
     Less accumulated depreciation and amortization                                 309,936          338,541
                                                                               ------------     ------------
          Net property and equipment                                                567,982          620,315
                                                                               ------------     ------------
Deferred tax asset                                                                8,827,298        8,640,003
Other assets                                                                      1,503,616        1,470,057
                                                                               ------------     ------------
               Total assets                                                    $ 13,192,167     $ 13,311,142
                                                                               ============     ============

                                      Liabilities and Stockholders' Equity
                                      ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                     $  2,059,014     $  1,741,611
     Note payable to officer                                                         65,840           65,840
     Deferred franchise fees                                                        251,850          253,807
                                                                               ------------     ------------
          Total current liabilities                                               2,376,704        2,061,258
                                                                               ------------     ------------

Long-term obligations:
     Notes payable to Provident Bank net of warrant value of $140,318
         at December 31, 2001 and $103,844 at June 30, 2002                       7,859,682        7,896,156
     Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $90,868 at December 31, 2001 and
          $56,493 at June 30, 2002                                                2,281,133        2,315,508
                                                                               ------------     ------------
          Total long-term liabilities                                            10,140,815       10,211,664
                                                                               ------------     ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,051,158 out-
          standing at December 31, 2001 and 16,051,158 as of June 30, 2002)      17,789,452       17,789,452
     Preferred stock (5,000,000 shares authorized)                                4,929,274        4,929,274
     Accumulated deficit                                                        (22,044,079)     (21,680,506)
                                                                               ------------     ------------
          Total stockholders' equity                                                674,647        1,038,220
                                                                               ------------     ------------
               Total liabilities and stockholders' equity                      $ 13,192,167     $ 13,311,142
                                                                               ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                                 --------                      --------
                                                            2001           2002           2001           2002
                                                            ----           ----           ----           ----
Revenue:
      Royalties and fees                                $ 1,358,178    $ 1,529,041    $ 2,602,240    $ 2,848,010
      Administrative fees and other                         193,639         49,507        395,179        174,388
                                                        -----------    -----------    -----------    -----------
           Total revenue                                  1,551,817      1,578,548      2,997,419      3,022,398

Operating expenses:
     Salaries and wages                                     270,857        337,729        532,167        599,483
     Trade show expense                                      72,846         50,839        144,561        108,854
     Travel expense                                          40,808         51,190         98,906        104,396
     Other operating expenses                               209,064        250,460        356,380        415,659
Depreciation                                                 12,950         14,342         22,752         28,604
General and administrative                                  313,745        299,629        586,449        591,861
                                                        -----------    -----------    -----------    -----------
          Operating income                                  631,548        574,359      1,256,204      1,173,541

Interest and other expense                                  307,166        319,641        614,046        622,673
                                                        -----------    -----------    -----------    -----------
          Income before income tax                          324,382        254,719        642,158        550,868

Income tax                                                  109,237         86,604        218,334        187,295
                                                        -----------    -----------    -----------    -----------
          Net income                                    $   215,145    $   168,114    $   423,824    $   363,573
                                                        ===========    ===========    ===========    ===========

Earnings per share:
     Net income                                         $       .02    $       .01    $       .03    $       .02

Weighted average number of common shares outstanding     14,197,229     16,051,158     13,937,331     16,051,158

Fully diluted earnings per share:
     Net income                                         $       .01    $       .01    $       .03    $       .02

Weighted average number of common shares outstanding     16,610,055     17,015,481     16,350,158     17,015,481

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                                  2001          2002
                                                                                  ----          ----
OPERATING ACTIVITIES
   Net income                                                                  $ 423,824     $ 363,573
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation                                                              22,752        28,604
        Non-cash interest                                                         72,489       104,587
        Deferred federal income taxes                                            218,334       187,295
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                 150,582      (156,107)
             Inventory                                                           (11,594)      (80,861)
             Prepaid expenses                                                     39,981       (69,698)
             Other assets                                                       (178,916)         (180)
        Increase (decrease) in:
            Accounts payable                                                     220,359       263,047
            Deferred franchise fee                                              (127,875)        1,957
                                                                               ---------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                829,936       642,217

INVESTING ACTIVITIES
   Purchase of property and equipment                                            (81,359)      (80,937)
   Issuance of capital stock net of issuance cost                                 51,428            --
                                                                               ---------     ---------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                         (29,931)      (80,937)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       --            --
   Principal payments on long-term debt and capital lease obligations                 --            --
   Payment of obligations for discontinued operations                           (799,610)     (580,451)
                                                                               ---------     ---------
        NET CASH (USED) BY FINANCING ACTIVITIES                                 (799,610)     (580,451)
                                                                               ---------     ---------

INCREASE (DECREASE) IN CASH                                                          395       (19,171)

        Cash at beginning of period                                                9,406        25,203
                                                                               ---------     ---------

        Cash at end of period                                                  $   9,801     $   6,032
                                                                               =========     =========

Supplemental schedule of non-cash investing and financing activities

None.


See accompanying notes to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six month periods ended June 30, 2001 and 2002


Introduction
------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding segments of the industry, the Company made the strategic decision to focus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurants. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised

The franchise program for non-traditional and co-brand locations was developed and launched in 1997. Since inception in 1997, the Company has awarded over 1,000 franchises in 43 states plus Guam, Puerto Rico, Italy and Canada. The program was designed based on the Company's reputation for superior tasting pizza products. It is a complete foodservice program, although primarily focused on pizza, and the concept can be tailored easily for the different venues and for different locations within a venue. The systems are designed to provide excellent taste and quality with simplicity and cost effectiveness. Operations require minimal training and low staffing levels, has a food cost structure that is very attractive and carries a low investment cost, making the economics attractive to the franchisee. The Company believes that franchising these type facilities offers opportunities for substantial growth for the foreseeable future.

After over two years worth of development, another variation of the concept called The Noble Roman's Cafe-To-Go, was launched this past month and is being heavily promoted across the country. This concept was developed to provide pizza-focused foodservice for locations where they need and want to add foodservice but require something even simpler than the standard concept. The Cafe-To-Go requires no additional labor during operations, simply someone to keep the shelves stocked and to collect the money from the sale of the products. The innovative, patent-pending "Pizza Bake Ovens" produce fresh baked, fantastic tasting personal pizzas in minutes - there is no other system like this on the market today that the Company is aware of. The Company has undertaken an aggressive marketing plan nationwide, hired additional sales personnel and believes there to be a very large market whereby the Company can accelerate its growth with this concept now and in the foreseeable future.

Based on the Company's 2000 and 2001 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, and the Company's trends and the results of its operations thus far in 2002, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and for June 30, 2002, respectively.

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                            --------            --------
                                         2001      2002      2001      2002
                                         ----      ----      ----      ----

Revenue:
     Royalties and fees                  87.5%     96.9%     86.8%     94.2%
     Administrative fees and other       12.5       3.1      13.2       5.8
                                                                     ------
          Total revenue                 100.0     100.0     100.0     100.0

Operating expenses:
     Salaries and wages                  17.5      21.4      17.8      19.8
     Trade show expenses                  4.7       3.2       4.8       3.6
     Travel expense                       2.6       3.2       3.3       3.5
     Other operating expenses            13.5      15.9      11.9      13.8
Depreciation                               .8        .9        .8        .9
General and administrative               20.2      19.0      19.6      19.6
                                       ------    ------    ------    ------
     Operating income                    40.7      36.4      41.9      38.8

Interest                                 19.8      20.3      20.5      20.6
                                       ------    ------    ------    ------

     Net income before income tax        20.9%     16.1%     21.4%     18.2%

2002 Compared wth 2001
----------------------

Total revenue from royalties and fees increased from $1.358 million to $1.529 million and from $2.602 million to $2.848 million, respectively, for the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001. That is a 12.6% and 9.5% growth, respectively, for the three-month and six-month periods ended June 30, 2002 as compared to the same periods in 2001. Total revenue increased from $1.552 million to $1.579 million and from $2.997 million to $3.022 million, respectively, for the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open. This increase was partially offset when you compare total revenue between the periods by the decrease in administrative fees and others as a result of the Company ceasing to provide accounting services for a fee to certain of its full-service franchisees.

Salaries and wages increased from 17.5% and 17.8% of revenue for the three-month and six-month periods ended June 30, 2001 to 21.4% and 19.8%, respectively, of revenue for the same periods in 2002. This increase was a result of the Company hiring additional sales executives for the purpose of accelerating growth during the remainder of the year and into the future.

Trade show expense decreased from 4.7% and 4.8% of revenue for the three-month and six-month periods ended June 30, 2001 to 3.2% and 3.6%, respectively, of revenue for the same periods in 2002. This decrease is a result of the Company's decision not to attend certain of the less productive trade shows from the past and by spreading the trade show expense over a higher revenue base as a result of continued growth.

Travel expenses increased from 2.6% and 3.3% of revenue for the three-month and six-month periods ended June 30, 2001 to 3.2% and 3.5%, respectively, of revenue for the same periods in 2002. This increase is a result of the growth in units coming from throughout the United States rather than more focused on the Midwest area.

Other operating expenses increased from 13.5% and 11.9% of revenue for the three-month and six-month periods ended June 30, 2001 to 15.9% and 13.8%, respectively, of revenue for the same periods in 2002. This increase is a result of the growth in units coming from throughout the United States rather than more focused on the Midwest area and the Company preparing for more accelerated growth, which is anticipated for the remainder of the year.

General and administrative expense decreased from 20.2% of revenue for the three-month period ended June 30, 2001 to 19.0% for the same periods in 2002. For the six-month period ended June 30, 2001 general and administrative expenses were 19.6% of revenue, which remained the same for the same period in 2002. The reason for the decrease in the most recent three-month period was the moderate decline in actual cost combined with the growth in revenue as a result of continued new unit growth. The constant percentage for the six-month period was a result of the modest increase in actual cost, which was offset by a corresponding increase in revenue due to new unit growth.

Operating income decreased from 40.7% and 41.9% of revenue for the three-month and six-month periods ended June 30, 2001 to 36.4% and 38.8%, respectively, of revenue for the same periods in 2002. This decrease was primarily the result of increased salaries and other operating structures, as explained in the two paragraphs above relating to those items, in preparation for anticipated accelerated growth later this year.

Interest expense increased from 19.8% and 20.5% of revenue for the three-month and six-month periods ended June 30, 2001 to 20.3% and 20.6%, respectively, of revenue for the same periods in 2002. This increase is primarily a result of the increase in interest cost for the participating income notes, as the interest on those notes is calculated as a certain percentage of royalties and fees income. By the terms of the Participating Income Notes, after certain pay-out targets are achieved the percentage of the revenues for interest costs decreases by two-thirds. Based on current growth rates, that should occur in approximately October, 2002.

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

     Exhibit 99.1 Certification of C.E.O.
     Exhibit 99.2 Certification of C.F.O.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NOBLE ROMAN'S, INC.



Date: August 13, 2002                     /s/ Paul Mobley
      ---------------                     --------------------------
                                          Paul W. Mobley, Chairman of the Board