Form 10-Q
period 2002-09-30
NOBLE ROMANS INC
filed 2002-11-12
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended September 30, 2002

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

As of November 4, 2002, there were 16,051,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

          Notes to condensed consolidated financial statements            Page 2

          Condensed consolidated balance sheets as of December 31, 2001
            and September 30, 2002                                        Page 3

          Condensed consolidated statements of operations for the three
            months and nine months ended September 30, 2001 and 2002      Page 4

          Condensed consolidated statements of cash flows for the
            nine months ended September 30, 2001 and 2002                 Page 5

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                           (Unaudited)
                                                                          December 31,     September 30,
                                                                              2001             2002
                                                                          ------------     ------------
                                      Assets
Current assets:
     Cash                                                                 $     25,203     $     13,153
     Accounts and notes receivable                                             621,679          794,402
     Inventories                                                                82,669          118,552
     Prepaid expenses                                                          215,588          296,668
     Deferred tax asset - current portion                                    1,348,132        1,348,132
                                                                          ------------     ------------
          Total current assets                                               2,293,270        2,570,907
                                                                          ------------     ------------

Property and equipment:
     Equipment                                                                 793,690          896,317
     Leasehold improvements                                                     84,229           86,229
                                                                          ------------     ------------
                                                                               877,919          982,545
     Less accumulated depreciation and amortization                            309,936          353,073
                                                                          ------------     ------------
          Net property and equipment                                           567,982          629,473
                                                                          ------------     ------------
Deferred tax asset                                                           8,827,298        8,542,756
Other assets                                                                 1,503,616        1,686,535
                                                                          ------------     ------------
               Total assets                                               $ 13,192,167     $ 13,429,671
                                                                          ============     ============

                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                $  2,059,014     $  1,616,748
     Note payable to officer                                                    65,840           65,840
     Deferred franchise fees                                                   251,850          273,000
                                                                          ------------     ------------
          Total current liabilities                                          2,376,704        1,955,588
                                                                          ------------     ------------

Long-term obligations:
     Notes payable to Provident Bank net of warrant value of $140,318
         at December 31, 2001 and $85,607 at September 30, 2002              7,859,682        7,914,393
     Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $91,667 at December 31, 2001 and
          $40,104 at September 30, 2002                                      2,281,133        2,332,696
                                                                          ------------     ------------
          Total long-term liabilities                                       10,140,815       10,247,089
                                                                          ------------     ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,051,158
          outstanding at December 31, 2001 and at September 30, 2002)       17,789,452       17,789,452
     Preferred stock (5,000,000 shares authorized)                           4,929,274        4,929,274
     Accumulated deficit                                                   (22,044,079)     (21,491,731)
                                                                          ------------     ------------
          Total stockholders' equity                                           674,647        1,226,994
                                                                          ------------     ------------
               Total liabilities and stockholders' equity                 $ 13,192,167     $ 13,429,671
                                                                          ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                              -------------                 -------------
                                                           2001           2002           2001           2002
                                                           ----           ----           ----           ----
Revenue:
      Royalties and fees                                $ 1,283,640    $ 1,481,736    $ 3,755,816    $ 4,080,473
      Administrative fees and other                          97,350         49,290        492,529        223,678
      Restaurant revenue                                     79,904        253,805        209,969        503,078
                                                        -----------    -----------    -----------    -----------
           Total revenue                                  1,460,895      1,784,831      4,458,314      4,807,228

Operating expenses:
     Salaries and wages                                     259,601        282,170        747,700        798,430
     Trade show expense                                      45,000         51,142        135,000        159,995
     Travel expense                                          48,116         66,986        147,022        171,382
     Other operating expenses                               145,580        171,909        476,375        444,119
     Restaurant expenses                                     74,953        255,697        199,167        482,369
Depreciation                                                 11,335         14,532         34,087         43,136
General and administrative                                  300,309        321,534        886,758        913,395
                                                        -----------    -----------    -----------    -----------
          Operating income                                  576,001        620,862      1,832,205      1,794,402

Interest and other expense                                  314,712        334,840        928,758        957,513
                                                        -----------    -----------    -----------    -----------
          Income before income tax                          261,289        286,021        903,447        836,889

Income tax                                                   88,838         97,247        307,172        284,542
                                                        -----------    -----------    -----------    -----------
          Net income                                    $   172,451    $   188,774    $   596,275    $   552,347
                                                        ===========    ===========    ===========    ===========

Earnings per share:
     Net income                                         $       .01    $       .01    $       .04    $       .04


Weighted average number of common shares outstanding
                                                         15,438,506     16,051,158     14,443,221     16,051,158

Fully diluted earnings per share:
     Net income                                         $       .01    $       .01    $       .04    $       .03

Weighted average number of common shares outstanding
                                                         17,851,333     16,859,229     16,856,048     16,859,229




See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                  2001          2002
                                                                                  ----          ----

OPERATING ACTIVITIES
   Net income                                                                  $ 596,275     $ 552,347
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation                                                              34,087        43,136
        Non-cash interest                                                        110,317       156,882
        Deferred federal income taxes                                            307,172       284,542
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                 (49,004)     (172,723)
             Inventory                                                             8,799       (35,882)
             Prepaid expenses                                                     34,408       (81,081)
             Other assets                                                       (315,811)     (233,527)
        Increase (decrease) in:
            Accounts payable                                                    (557,369)      317,336
            Deferred franchise fee                                              (131,400)       21,150
                                                                               ---------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 37,474       852,179

INVESTING ACTIVITIES
   Purchase of property and equipment                                            (86,922)     (104,627)
   Issuance of capital stock net of issuance cost                                 51,428            --
                                                                               ---------     ---------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                         (35,494)     (104,627)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       --            --
   Principal payments on long-term debt and capital lease obligations                 --            --
   Payment of obligations for discontinued operations                                 --      (759,602)
                                                                               ---------     ---------
        NET CASH (USED) BY FINANCING ACTIVITIES                                               (759,602)
                                                                               ---------     ---------

INCREASE (DECREASE) IN CASH                                                        1,980       (12,050)

        Cash at beginning of period                                                9,406        25,203
                                                                               ---------     ---------

        Cash at end of period                                                  $  11,386     $  13,153
                                                                               =========     =========

Supplemental schedule of non-cash investing and financing activities

None.

See accompanying notes to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2001 and 2002


Introduction
------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding segments of the industry, the Company made the strategic decision to focus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurants. During 2000, the Company completed that transition.

The franchise program for non-traditional and co-brand locations was developed and launched in 1997. Since inception in 1997, the Company has awarded over 1,000 franchises in 44 states plus Washington, D.C., Guam, Puerto Rico, Italy and Canada. The program was designed based on the Company's reputation for superior tasting pizza products. It is a complete foodservice program, although primarily focused on pizza, and the concept can be tailored easily for the different venues and for different locations within a venue. The systems are designed to provide excellent taste and quality with simplicity and cost effectiveness. Operations require minimal training and low staffing levels, has a food cost structure that is very attractive and carries a low investment cost, making the economics attractive to the franchisee. The Company believes that franchising these type facilities offers opportunities for substantial growth for the foreseeable future.

After over two years worth of development, another variation of the concept called The Noble Roman's Cafe-To-Go, was launched in August 2002 and is being heavily promoted across the country. To date more than 20 of these units have been sold. This concept was developed to provide pizza-focused foodservice for locations where they need and want to add foodservice but require something even simpler than the standard concept. The Cafe-To-Go requires no additional labor during operations, simply someone to keep the shelves stocked and to collect the money from the sale of the products. The innovative, patent-pending "Pizza Bake Ovens" produce fresh baked, fantastic tasting personal pizzas in minutes - there is no other system like this on the market today that the Company is aware of. The Company has undertaken an aggressive marketing plan nationwide, hired additional sales personnel and believes there to be a very large market whereby the Company can accelerate its growth with this concept now and in the foreseeable future.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2002, respectively.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                          -------------      -------------
                                         2001      2002      2001      2002
                                         ----      ----      ----      ----

Revenue:
     Royalties and fees                  87.8%     83.0%     84.3%     84.8%
     Administrative fees and other        6.7       2.8      11.0       4.7
     Restaurant revenue                   5.5      14.2       4.7      10.5
                                        -----     -----     -----     -----
          Total revenue                 100.0     100.0     100.0     100.0

Operating expenses:
     Salaries and wages                  17.7      15.8      16.7      16.7
     Trade show expenses                  3.1       2.9       3.0       3.3
     Travel expense                       3.3       3.8       3.3       3.6
     Other operating expenses            10.0       9.6      10.7       9.2
     Restaurant expenses                  5.1      14.3       4.5      10.0
Depreciation                               .8        .8        .8        .9
General and administrative               20.6      18.0      19.9      19.0
                                        -----     -----     -----     -----
     Operating income                    39.4      34.8      41.1      37.3

Interest                                 21.5      18.8      20.8      19.9
                                        -----     -----     -----     -----

     Net income before income tax        17.9%     16.0%     20.3%     17.4%


2002 Compared wth 2001
----------------------

Total revenue increased from $1.461 million to $1.785 million and from $4.458 million to $4.807 million, respectively, for the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001. This represents a 22.2% and a 7.8% increase for the three- month and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001.

Revenue from royalties and fees increased from $1.284 million to $1.482 million and from $3.756 million to $4.080 million, respectively, for the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001. That is a 15.4% and 8.6% growth, respectively, for the three-month and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open.

Revenues from administrative fees and other decreased from $97 thousand to $49 thousand and from $493 thousand to $224 thousand for the three-month and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This decrease was the result of the company ceasing to provide accounting services for a fee to certain of its full-service franchisees.

Restaurant revenue increased from $80 thousand to $254 thousand and from $210 thousand to $503 thousand for the three-month and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This increase was the result of the sales at the test store increasing by approximately 20% and by the company operating, in 2002, two small military base locations pending their sale to a franchisee. These two units will be franchised as soon as a qualified franchisee can be identified.

Salaries and wages decreased from 17.7% and 16.7% of revenue for the three-month and nine-month periods ended September 30, 2001 to 15.8% and 16.7%, respectively, of revenue for the same periods in 2002. This decrease was primarily the result of the growth in the number of franchise locations open utilizing the same operational overhead structure partially offset by the hiring of additional sales executives for the purpose of accelerating growth in the future.

Trade show expenses decreased from 3.1% of revenue for the three-month period ending September 30, 2001 to 2.9% for the same period in 2002. Trade show expenses increased from 3.0% of revenue for the nine-month period ending September 30, 2001 to 3.3% for the same period in 2002. The reason for the decrease in the most recent three-month period was the moderate decline in actual cost combined with the growth in revenue as a result of continued new unit growth. The reason for the increase for the nine-month period is a result of increasing the focusing on small demonstrations for potential franchisees as opposed to conventional trade shows.

Travel expenses increased from 3.3% and 3.3% of revenue for the three-month and nine-month periods ended September 30, 2001 to 3.8% and 3.6%, respectively, of revenue for the same periods in 2002. This increase is a result of the growth in units coming from throughout the United States rather than more focused on the Midwest area where the Company is headquartered.

Other operating expenses decreased from 10.0% and 10.7% of revenue for the three-month and nine-month periods ended September 30, 2001 to 9.6% and 9.2%, respectively, of revenue for the same periods in 2002. This decrease is primarily the result of the growth in the number of franchise locations open without any significant cost increase for the latest three-month period and an actual cost decrease for the nine-month period.

General and administrative expense decreased from 20.6% and 19.9% of revenue for the three-month and nine-month periods ended September 30, 2001 to 18.0% and 19.0%, respectively, of revenue for the same periods in 2002. The reason for this decrease was the continued growth in the number of franchise units open utilizing the same administrative structure.

Operating income increased from $576 thousand to $621 thousand and decreased from $1.832 million to $1.794 million for the three-month and nine-month periods ended September 30, 2002 respectively, when compared to the same periods in 2001.

Interest expense increased from $315 thousand to $335 thousand and from $929 thousand to $958 thousand for the three-month and nine-month periods ended September 30, 2002, respectively, when compared to the same periods in 2001. This increase is the result of the additional interest on the participating income notes. The interest on the participating income notes is based on revenue and, therefore, increased because of the growth in revenue. By the terms of the Participating Income Notes, after certain payout targets are received, the percentage of the revenues for interest costs decreases by two-thirds. This decrease in rate will occur approximately October 31, 2002.

Liquidity and Capital Resources
-------------------------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding market segments, the Company made the strategic decision to refocus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurant locations. During 2000, the Company completed that transition.

As a result of the Company's current strategy, cash flow generated from operations, the Company's current rate of growth by franchising plus anticipated future growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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




                                          NOBLE ROMAN'S, INC.



Date:   November 7, 2002                  /s/ Paul Mobley
      ------------------------            -------------------------------------
                                          Paul W. Mobley, Chairman of the Board