Form 10-K
period 2002-12-31
NOBLE ROMANS INC
filed 2003-03-25
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 for the fiscal year ended December 31, 2002.

       Transition Report Pursuant to Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934 for the transition period from ________ to________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X     No
                                                    -----      ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                       $6,753,885 as of February 24, 2003

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           16,166,158 shares of common stock as of February 24, 2003

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2002
                                Table of Contents


Item #
in Form 10-K                                                              Page
                                     PART I

1.  Business                                                                3
2.  Properties                                                              7
3.  Legal Proceedings                                                       7
4.  Submission of Matters to a Vote of Security Holders                     7

                                     PART II
5.  Market for Registrant's Common Equity and Related Stockholder Matters   7
6.  Selected Financial Data                                                 8
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                   9
8.  Financial Statements and Supplementary Data                            14
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                   23

                                    PART III
10. Directors and Executive Officers of the Registrant                     23
11. Executive Compensation                                                 24
12. Security Ownership of Certain Beneficial Owners and Management         25
13. Certain Relationships and Related Transactions                         27

                                     PART IV
14. Exhibits, Financial Statements Schedules and Reports on Form 8-K       28

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc. (the "Company") sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Cafe-To-Go" and "Noble Roman's Express". The concept's hallmarks include high quality pizza products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. The Company has over 30 years experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has awarded approximately 1,050 non-traditional and co-branded franchises in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. Since the franchises are typically installed in pre-existing, high-traffic commercial, military, educational and recreational facilities, a typical franchise requires an investment of approximately $20,000 to $45,000 per location.

The Company launched another variation of the concept in August 2002 called "Noble Roman's Cafe-To-Go". This concept was developed to provide pizza-focused foodservice for locations which need to add foodservice but require something even simpler and with less space than the Company's standard concept. This concept features many of the great tasting products offered under the standard concept, but is designed to be self-service: the products arrive on location already fully prepared, and the customer bakes their food selection in a self-service unit. The concept requires no additional labor and only requires 12 square feet of floor space. The innovative, patent-pending "Pizza Bake Ovens" produce fresh baked, great tasting individual size pizzas in approximately 3 1/2 minutes. To date, the Company has sold 31 Cafe-To-Go units.

Products & Systems
------------------

Noble Roman's Pizza
-------------------

Prior to franchising non-traditional and co-branded locations in 1997, the company invested considerable time and manpower to engineer a selection of high quality products and easy to implement systems that would appeal to prospective franchisees. Using its 30 years of experience in operating pizza restaurants and its highly regarded, scratch-made products served in its traditional restaurants as a baseline for quality standards, the Company carefully developed specially engineered dough products that are manufactured by third party vendors and distributed throughout all 48 contiguous states by an unrelated distributor, in a ready-to-use form requiring only on-site assembly and baking. The results are products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor.

The operating systems are also uniquely developed for simplicity of operation and for minimizing hourly labor requirements and management intensiveness. Operational layout, product pre-preparation, assembly and baking, and customer fulfillment were all designed to function efficiently and cost-effectively with minimal space requirements. Service systems are customizable by franchise venue, but generally the customers either select from a variety of instantly available grab-and-go products in an attractive countertop kiosk display, or made and baked-to-order traditional large pizzas with their favorite toppings. Pizzas and all other menu items have been designed for quick assembly and baking through small, stackable conveyor ovens. All menu items can be ready to serve in approximately seven minutes or less.

A unique feature of the Noble Roman's program is the menu flexibility offered franchisees. The core package includes such items as 14" large pizzas, individual sized 7" pizzas and breadsticks with dip. From this core, franchisees may also select any of the following product extensions: three types of baked pastas, two flavors of Buffalo wings, three types of hot sandwiches and a breakfast menu of various biscuit sandwiches, biscuits and gravy and a cinnamon round. Many potential franchisees are looking for a complete foodservice package to fit their specific application or desire for add-on sales opportunities. Noble Roman's product extensions allow the franchisee "one-stop" foodservice solutions to satisfy their complete needs with one business relationship, one franchise fee and one set of equipment.

Noble Roman's Cafe-To-Go
------------------------

The Cafe-To-Go is a very unique self-service kiosk which contains a refrigerated display unit, two commercial grade microwaves, two patent-pending self service, traditional cooking conveyor belt pizza ovens, and a back lit integrated sign. The customer selects their favorite pizza from the display, drops it in a slot on one of the pizza ovens and retrieves if from a slot on the other end when the baking is finished.

In addition, customers may select from two flavors of personal stuffed pizzas, three types of pasta and two flavors of wings. These items are baked in microwaves for approximately two minutes by selecting the preset baking program from the microwave panel. Since the menu items come in fully prepared and customers serve themselves, the Cafe-To-Go units require no labor to operate them. Since the kiosk is 6' wide, 2'2" deep and 7'6" high, it only occupies about 12 square feet of floor space.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and other types of locations with pre-existing customer traffic. Additionally, the Company has co-branding relationships with other restaurant chains for both traditional and non-traditional locations. Co-branding allows the owner of other traditional restaurant franchise locations to add Noble Roman's products and systems to their menu offerings while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place, the Noble Roman's concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded approximately 1,050 franchises since 1997 in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada, plus it has sold approximately 31 Cafe-To-Go units. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional franchises. The Company is currently involved in ongoing discussions and negotiations involving many additional franchise locations.

Company Strategy
----------------

The Company's focus will remain on aggressively growing its business through franchising non-traditional and co-brand locations and through the sale of Cafe-To-Go units. To accomplish this goal the Company participates in selective trade shows whereby it rents trade show space sponsored by various industry organizations. The Company can display both variations of its concept in the same trade show space and demonstrate it with the same staff. At these trade shows, the Company displays the concept and prepares, cooks and serves its various menu items for sampling and demonstration. In addition, the Company takes its show equipment to various prospects where it sets up a unit in the prospect's office or in a nearby hotel conference room where the Company demonstrates its concept and products in private showings for the individual prospect. For the next several years the Company plans to concentrate its growth targets to military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and as a co-brand to traditional restaurant facilities.

Additionally, the Company intends to develop additional growth vehicles to compliment its existing system for non-traditional locations and its Cafe-To-Go kiosk. Two such growth opportunities currently being designed are Noble Roman's Pizza Express and traditional carry-out/delivery units. Both of these growth opportunities are being developed with state-of-the-art product development, systems and technology intended to make them uniquely attractive in the marketplace. Both of these opportunities can be serviced through the Company's existing infrastructures, and share many aspects in common with the Company's non-traditional and co-branding development for simplicity of implementation and oversight.

The Company's strategic direction is to focus its business on its non-traditional and co-branding opportunities. Given the potential size of the opportunities in the non-traditional and co-branding segments and the actual rapid pace of their growth within the Company, the Company completed a transition from operating restaurants to franchising and servicing non-traditional franchise locations in 2000 so that it might focus all of its efforts on franchise sales and services.


Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of product engineering, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. A change in the business strategy or the receptivity of one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain existing franchises or sell its products through its franchise system. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. First, several of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees. The Company is not faced with any significant restrictions.

Several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling which may be of material benefit to franchisees.

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

Employees
---------

As of February 18, 2003, the Company employed approximately 28 persons full-time and 31 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), Noble Roman's Pizza Express(TM) and THE BETTER PIZZA PEOPLE (R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

ITEM 2.   PROPERTIES

The Company's headquarters are located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December 2003.


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

                               2001               2002              2003
                               ----               ----              ----
       Quarter Ended:    High       Low      High      Low     High      Low

       March 31         $ 1.81    $  .97    $ 1.06    $ .75    $ .95    $ .65
       June 30            2.10      1.06      1.08      .92
       September 30       1.90      1.30      1.06      .55
       December 31        1.40       .70      1.03      .60
       *Includes transactions through February 21, 2003.

Holder of Record
----------------

As of February 24, 2003, the Company believes there were approximately 377 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

During 2002, the Company issued 115,000 shares of authorized common stock in payment of certain obligations related to its discontinued operations.



ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                      Year Ended December 31,
                                                     --------------------------------------------------------
Statement of Operations Data:                          1998        1999        2000        2001        2002
                                                     --------    --------    --------    --------    --------
Royalties and fees                                   $  2,286    $  3,351    $  4,760    $  5,162    $  5,644
Administrative fees and other                             189         458         798         306         294
Restaurant revenue                                     23,307          --          --         279         711
                                                     --------    --------    --------    --------    --------
      Total revenue                                    25,782       3,809       5,559       5,747       6,649
Express operating expenses                                839       1,611       1,903       2,051       2,152
Restaurant operating expenses                          26,513          --          --         266         702
Depreciation and amortization                              59          65          58          54          63
General and administrative                                841         849       1,265       1,207       1,255
                                                     --------    --------    --------    --------    --------
      Operating income (loss)                          (2,469)      1,285       2,332       2,169       2,477
Interest                                                1,387       1,902       1,276       1,255       1,254
                                                     --------    --------    --------    --------    --------
Income before income taxes and
  extraordinary item                                   (3,856)       (617)      1,055         914       1,223
Income taxes (benefit)                                 (1,311)       (210)        359         311         416
                                                     --------    --------    --------    --------    --------
      Net income (loss) from continuing operations   $ (2,545)   $   (407)   $    696    $    603    $    807
Income (loss) from discontinued operations and
  extraordinary items                                     396     (10,303)       (165)     (1,671)       (313)
                                                     --------    --------    --------    --------    --------
      Net income (loss)                              $ (2,150)   $(10,714)   $    531    $ (1,068)   $    494


Weighted average number of common shares                4,131       6,015      11,371      14,794      16,058
      Net income (loss) per share from continuing
          operations                                 $   (.62)   $   (.07)   $    .06    $    .04    $    .05
Income (loss) per share from discontinued
  operations and extraordinary items                      .10       (1.71)       (.01)       (.11)       (.02)
                                                     --------    --------    --------    --------    --------
      Net income (loss) per share                    $   (.52)   $  (1.78)   $    .05    $   (.07)   $    .03
                                                     --------    --------    --------    --------    --------

Balance sheet data (at year end):

Working capital (deficit)                            $ (2,241)   $ (3,552)   $  1,249    $    (83)   $     16
Total assets                                           19,143      14,049      12,995      13,192      13,601
Long-term obligations                                  14,187      16,937       9,999      10,141       9,232
Stockholders' equity (deficit)                       $  1,076    $ (9,235)   $  1,688    $    675    $  1,168

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction
------------

The Company's strategic direction is to focus its business on its non-traditional and co-branding opportunities. Given the potential size of the opportunities in the non-traditional and co-branding segments and the actual rapid pace of their growth within the Company, in order to focus all of its efforts on franchise services, the Company completed a transition from operating restaurants to franchising and servicing non-traditional franchise locations in 2000

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers many opportunities for growth for the foreseeable future.

The Company launched another variation of the concept in August 2002 called "Noble Roman's Cafe-To-Go". This concept was developed to provide pizza-focused foodservice for locations which need to add foodservice but require something even simpler and less space than the Company's standard concept. This concept features many of the great tasting products as are offered under the standard concept and is designed to be self-service where the food arrives already fully prepared and the customer bakes the food in a self-service unit. The concept requires no additional labor and only requires 12 square feet of floor space. The innovative, patent-pending "Pizza Bake Ovens" produce fresh baked, great tasting personal pizzas in approximately 3 1/2 minutes. The Company has undertaken an aggressive marketing plan nationwide and believes there is a very large market whereby the Company can accelerate its growth with this additional variation. To date, the Company has sold 31 Cafe-To-Go units.

Based on the Company's 2000, 2001 and 2002 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2003, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the 2000, 2001 and 2002 operating results included in the Company's consolidated statement of operations.

                                                  ProForma Consolidated Statement of Operations
                                                        Noble Roman's, Inc. and Subsidiaries

                                                             Years Ended December 31,
                                  ------------------------------------------------------------------------
                                             2000                      2001                     2002
                                             ----                      ----                     ----
Royalties and fees                $4,760,429       85.6%    $5,161,648      89.8%    $5,644,548      84.9%
Administrative fees and other        798,538       14.4        305,928       5.3        293,668       4.4
Restaurant revenue                        --        0.00       279,369       4.9        710,600      10.7
                                  ----------       ----     ----------      ----     ----------      ----
     Total revenue                 5,558,967      100.0      5,746,945     100.0      6,648,816     100.0

Express operating expenses:
     Salaries and wages              971,682       17.5      1,010,217      17.6      1,090,251      16.4
     Trade show expense              210,000        3.8        197,824       3.4        180,866       2.7
     Travel expense                  240,300        4.3        181,140       3.2        242,470       3.6
     Other operating expense         481,338        8.7        661,755      11.5        638,360       9.6
Restaurant expenses                       --        0.0        266,176       4.6        701,555      10.6
Depreciation and amortization         58,411        1.1         53,978        .9         63,364       1.0
General and administrative        $1,265,697       22.8      1,207,043      21.0      1,254,551      18.9
                                  ----------       ----     ----------      ----     ----------      ----

     Operating income              2,331,539       41.9      2,168,812      37.7      2,477,399      37.3

Interest expense                   1,276,266       23.0      1,254,976      21.8      1,254,803      18.9
                                  ----------       ----     ----------      ----     ----------      ----
     Income before income taxes    1,055,273       19.0        913,836      15.9      1,222,595      18.4
Income taxes                         358,793        6.5        310,704       5.4        415,682       6.3
                                  ----------       ----     ----------      ----     ----------      ----
     Net income from continuing
          operations              $  696,481       12.5%    $  603,132      10.5%       806,913      12.1%

2002 Compared with 2001
-----------------------

Total revenue increased from $5.7 million to $6.6 million, or a 15.7 % increase. Approximately one-half of this growth was due to growth in the number of franchise locations open and from the new Cafe-To-Go concept. The remainder of the growth in revenues was the result of opening three military base in Rhode Island and Virginia as Company operations. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located.

Royalties and fees increased from $5.2 million in 2001 to $5.6 million in 2002, or a 9.4 % increase. This increase was the result of the growth in the number of franchise locations and Cafe-To-Go units open.

Revenues from administrative fees and other decreased from $306 thousand in 2001 to $294 thousand in 2002. This decrease was the result of the Company discontinuing to offer accounting services for fees in early 2001.

Restaurant revenues increased from $279 thousand in 2001 to $711 thousand in 2002. This increase was the result of adding three military base in Rhode Island and Virginia as Company operations during 2002. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located.

Salaries and wages decreased from 17.6%, of revenue, in 2001 to 16.4%, of revenue, in 2002. This decrease was primarily the result of the growth in the number of franchise locations open utilizing the same operational staff partially offset by the hiring of additional sales staff in order to accelerate growth in the future.

Trade show expenses decreased from 3.4%, of revenue, in 2001 to 2.7%, of revenue, in 2002. This decrease was the result of the growth in revenue while participating in approximately the same number of trade shows.

Travel expenses increased from 3.2 %, of revenue, in 2001 to 3.6%, of revenue, in 2002. This increase was the result of growth further away from the home office in 44 states plus Washington, D.C., Guam, Puerto Rico, Italy and Canada

Other operating expenses decreased from 11.5%, of revenue, in 2001 to 9.6%, of revenue, in 2002. This decrease was the result of the increase revenue with the same operating structure.

Restaurant expenses increased from 4.6%, of revenue, in 2001 to 10.6%, of revenue, in 2002. This increase was the result of adding three military base in Rhode Island and Virginia as Company operations during 2002. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located.

General and administrative expenses decreased from 21.0%, of revenue, in 2001 to 18.9%, of revenue, in 2002. This decrease was the result of the growth in revenue with the same general administrative structure over the last three years.

Operating income increased from $2.2 million in 2001 to $2.5 million in 2002, or a 14.2% increase. This increase was the result of continued growth in revenues from franchising by utilizing the operational structure previously put in place for that growth.

Net income before extraordinary items increased from $603 thousand in 2001 to $807 thousand in 2002, or a 33.8% increase. This increase was the result of continued growth of revenues from franchising by utilizing the operational structure previously put in place for that growth.

The Company recognized a loss from discontinued operations in 2002 of $313 thousand, including a reserve of $263 thousand, for future cost of those discontinued operations. The Company believes the reserve is adequate to cover those future costs.

2001 Compared with 2000
-----------------------

Total revenue increased from $5.6 million to $5.7 million, or 3.4 %, for 2001 compared to 2000. This increase was primarily the result of the growth in the number of franchise locations open. Royalties and fees were approximately $4.9 million for 2001 compared to $5.2 million during 2000. This increase was the result of growth in the number of franchises and food sales from test facility of approximately $279 thousand.

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

Other operating expenses increased from 8.7 % of revenue in 2000 to 14.4% of revenue in 2001. This increase was primarily the result of the increased presentation expenses to develop new growth opportunities for the future, additional mailer cost for growth opportunities, additional group medical cost and test facility operating cost of approximately $177 thousand. In addition, new unit growth, primarily in the hotel industry, planned for the last quarter of 2001 was delayed following the events of September 11, 2001.

General and administrative expense decreased from 22.8% of revenue in 2000 to 21.0% of revenue in 2001. This decrease was the result of the administrative structure for the Company remaining the same while the revenue grew as a result of new locations.

Net income before extraordinary items decreased from $696 thousand in 2000 to $603 thousand in 2001. This decrease was primarily the result of the increased cost to create additional growth opportunities for the future mostly offset by additional revenue from growth in the number of locations in 2001. Most of the planned growth for the last quarter of 2001 was in the hotel industry, which got canceled or delayed after the events of September 11, 2001.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries
                                                                                    December 31,
                                                                             ----------------------------
                                  Assets                                         2001           2002
                                                                             ------------    ------------
Current assets:
   Cash                                                                      $     25,203    $     13,180
   Accounts and notes receivable                                                  621,679       1,107,551
   Inventories                                                                     82,669         140,762
   Prepaid expenses                                                               215,588         345,818
   Current portion of long-term notes receivable                                       --          58,618
   Deferred tax asset - current portion                                         1,348,132       1,550,000
                                                                             ------------    ------------
           Total current assets                                                 2,293,270       3,215,929
                                                                             ------------    ------------

Property and equipment:
   Equipment                                                                      793,690         923,034
   Leasehold improvements                                                          84,229          86,229
                                                                             ------------    ------------
                                                                                  877,919       1,009,262
   Less accumulated depreciation and amortization                                 309,936         373,301
                                                                             ------------    ------------
          Net property and equipment                                              567,982         635,962
                                                                             ------------    ------------
Deferred tax asset                                                              8,827,298       8,371,093
Other assets                                                                    1,503,616       1,377,761
                                                                             ------------    ------------
                      Total assets                                           $ 13,192,167    $ 13,600,744
                                                                             ============    ============
                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $  1,321,157    $  1,658,407
   Note payable to officer                                                         65,840          65,840
   Current portion of longterm notes payable                                           --       1,050,000
   Deferred franchise fees                                                        251,850         163,115
   Reserve for loss on discontinued operations                                    737,857         262,508
                                                                             ------------    ------------
                Total current liabilities                                       2,376,704       3,199,870
                                                                             ------------    ------------

Long-term obligations:
   Notes payable, less current portion, to Provident Bank net of warrant
      value of $140,318 at December 31, 2001 and $67,370 at December 31, 2002   7,859,682       7,632,630
   Notes payable, less current portion, to various funds affiliated with
      Geometry Group net of warrant valuation of $91,667 at December 31, 2001
      and $22,917 at December 31, 2002                                          2,281,133       1,599,883
                                                                             ------------    ------------
                Total long-term obligations                                    10,140,815       9,232,514
                                                                             ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 16,051,158 outstanding
      at December 31, 2001 and 16,166,158 as of December 31, 2002)             17,789,452      17,789,452

   Preferred stock (5,000,000 shares authorized)                                4,929,274       4,929,274
   Accumulated deficit                                                        (22,044,079)    (21,550,365)
                                                                             ------------    ------------

                Total stockholders' equity                                        674,647       1,168,361
                                                                             ------------    ------------
                      Total liabilities and stockholders' equity             $ 13,192,167    $ 13,600,744
                                                                             ============    ============

See accompanying note to condensed consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                  Year ended December 31,
                                                       --------------------------------------------
                                                           2000            2001            2002
                                                       ------------    ------------    ------------
Royalties and fees                                     $  4,760,429    $  5,161,648    $  5,644,548
Administrative fees and other                               798,538         305,928         293,668
Restaurant revenue                                               --         279,369         710,600
                                                       ------------    ------------    ------------
                Total revenue                             5,558,967       5,746,945       6,648,816

Operating expenses:
     Salaries and wages                                     971,682       1,010,217       1,090,251
     Trade show expense                                     210,000         197,824         180,866
     Travel expense                                         240,300         181,140         242,470
     Other operating expenses                               481,338         661,755         638,360
     Restaurant expenses                                         --         266,176         701,555
Depreciation and amortization                                58,411          53,978          63,364
General and administrative                                1,265,697       1,207,043       1,254,551
                                                       ------------    ------------    ------------
              Operating income                            2,331,539       2,168,812       2,477,398

Interest and other expense                                1,276,266       1,254,976       1,254,803
                                                       ------------    ------------    ------------
              Income before income taxes                  1,055,273         913,836       1,222,595

Income tax expense                                          358,793         310,704         415,682
                                                       ------------    ------------    ------------
             Net income from continuing operations          696,481         603,132         806,913

Loss from discontinued operations net of tax benefit
    of  $85,000, $861,029 and $161,345, respectively       (165,000)     (1,671,409)       (313,198)
                                                       ------------    ------------    ------------
               Net income (loss)                       $    531,481    $ (1,068,277)   $    493,714
                                                       ------------    ------------    ------------

Earnings per share:
    Net income from continuing operations              $        .06    $        .04    $        .05
    Net income (loss)                                           .05            (.07)            .03
Weighted average number of common shares
    outstanding                                          11,370,717      14,793,939      16,058,199

Fully diluted earnings per share
    Net income from continuing operations              $        .05    $        .04    $        .05
    Net income (loss)                                           .04            (.06)            .03
Weighted average number of common shares
    outstanding                                          14,788,603      16,654,100      16,882,342

See accompanying note to condensed consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Noble Roman's, Inc. and Subsidiaries

                                                               Common Stock
                                         Preferred     ----------------------------    Accumulated
                                           Stock          Shares          Amount         Deficit          Total
                                       ------------    ------------    ------------   ------------    ------------
Balance at December 31, 1999           $         --       7,019,711    $ 12,272,638   $(21,507,282)   $ (9,234,645)

Issuance of preferred stock in
    exchange for certain liabilities      4,929,274                                                      4,929,274

Issuance of common stock in
   exchange for certain liabilities
   and cash                                               6,573,989       5,461,857                      5,461,857

2000 net income                                                                            531,481         531,481
                                       ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2000              4,929,274      13,593,701      17,734,495    (20,975,800)      1,687,969

Conversion of warrants to stock                           2,035,679          19,457                         19,457

Issuance of common stock in
   exchange for certain liabilities
   and purchase of assets                        --         421,778          35,500                         35,500

2001 net loss                                                                           (1,068,279)     (1,068,279)
                                       ------------    ------------    ------------   ------------    ------------


Balance at December 31, 2001           $  4,929,274      16,051,158    $ 17,789,452   $(22,044,079)   $    674,647

Issuance of common stock in
   exchange for certain liabilities                         115,000

2002 net income                                                                            493,714         493,714
                                       ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2002           $  4,929,274      16,166,158    $ 17,789,452   $(21,550,365)   $  1,168,361

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries


                                                                       Year ended December  31,
                                                              -----------------------------------------
OPERATING ACTIVITIES                                              2000           2001          2002
                                                              -----------    -----------    -----------
     Net income (loss)                                        $   531,438    $(1,068,277)   $   493,714
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                           248,069        263,454        272,539
          Deferred federal income taxes                           443,793       (550,325)       254,337
          Loss from discontinued segment                          250,000      2,532,438        474,543
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                  (137,869)       524,813       (485,873)
                  Inventories                                     342,533         (8,082)       (58,093)
                  Prepaid expenses                                (94,454)       (12,128)      (130,230)
                  Other assets                                         --        (96,309)          (240)
             Increase (decrease) in:
                 Accounts payable                              (2,678,107)       517,969        337,249
                 Other current liabilities                     (2,344,266)            --             --
                 Deferred franchise fees                            1,375         23,350        (88,735)
                                                              -----------    -----------    -----------
                 NET CASH PROVIDED (USED) BY
                     OPERATING ACTIVITIES                      (3,437,488)     2,126,903      1,069,212
                                                              -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                             8,741        (92,551)      (131,344)
                                                              -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                  8,741        (92,551)      (131,344)

FINANCING ACTIVITIES

     Proceeds from long-term debt, net of debt issue costs        137,000         11,594             --
     Issuance of capital stock                                  3,271,240         54,957             --
     Payment of obligations for discontinued operations                --     (2,085,106)      (949,891)
                                                              -----------    -----------    -----------
              NET CASH PROVIDED (USED) BY FINANCING
                     ACTIVITIES                                 3,408,240     (2,018,555)      (949,891)
                                                              -----------    -----------    -----------

             INCREASE (DECREASE) IN CASH                          (20,507)        15,797        (12,023)
Cash at beginning of year                                          29,913          9,406         25,203
                                                              -----------    -----------    -----------
             CASH AT END OF YEAR                              $     9,406    $    25,203    $    13,180
                                                              ===========    ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities

None

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

General Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Cafe-To-Go" and "Noble Roman's Pizza Express".

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its subsidiaries, Pizzaco, Inc., GNR, Inc., LPS, Inc., N.R. East, Inc. and Oak Grove Corporation ("Company"). Inter-Company balances and transactions have been eliminated in consolidation.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its property and equipment and related costs acquired periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 2002 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating loss carry-forward is approximately $29.9 million of which approximately $29.1 million expires between the years 2012 and 2016. Management made this determination after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Note 2:  Recent Strategic Events

The Company's strategic direction is to focus its business on its non-traditional and co-branding opportunities. Given the potential size of the opportunities in the non-traditional and co-branding segments and the actual rapid pace of their growth within the Company, in order to focus all of its efforts on franchise services, completed a transition from operating restaurants to franchising and servicing non-traditional franchise locations in 2000.

Note 3:  Notes Payable

The Company has a note payable to The Provident Bank in the amount of $8,000,000. The loan bears interest of 8.75% per annum payable monthly in arrears and matures on December 31, 2004.

The Company also have Participating Income Notes payable to various investors affiliated with Geometry Group, Inc. in the total amount of $2,372,800. The loans bear interest at the rate of 7.5% of defined income up to an aggregate amount of $1,117,800. After that aggregate amount was exceeded the loans bear interest at the rate of 2.5% of the defined income. As of December 31, 2002, the aggregate amount of $1,117,800 had been exceeded and, therefore, currently the loans bear interest at the rate of 2.5% of defined income. These loans mature on April 15, 2003 and on Decmeber 31, 2004 and may either be converted to capital stock at the rate of $1.00 per share, or must be paid in cash at the option of the holders.

Note 4: Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to a Franchisee who operates them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignee, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignee. The leases generally required the Company to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2002, contingent obligations under non-cancelable operating leases for 2003, 2004, 2005, 2006, 2007, and after 2007 were $403 thousand, $360 thousand, $231 thousand, $216 thousand, $216 thousand, and $1.3 million, respectively.

Note 5:  Income Taxes:

The Company had a deferred tax asset, as a result of prior operating losses, of $10,175,430 at December 31, 2001 and $9,921,093 at December 31, 2002. In 2000,
2001 and 2002, the Company used deferred benefits to offset its tax expense of $358,793, $310,704 and $415,682, respectively.

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

During 2002, the Company issued 115,000 shares of common stock in payment of certain obligations related to its discontinued operations.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. In 2002, options to acquire 150,000 shares were granted. Options granted and remaining outstanding at December 31, 2002 are: 15,000 common shares at $3.68 per share, 11,000 common shares at $6.44 per share, 33,000 common shares at $1.75 per share, 40,000 common shares at $1.00 per share, 8,000 common shares at $1.385 per share, 25,250 common shares at $1.46 per share, 47,500 at $1.45 per share, 75,000 at $1.03 per share and 75,000 at $.55 per share. As of December 31, 2002, options for 107,000 shares are exercisable.

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

Note 7: Loss from Discontinued Operations:

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, in 1999 all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. The reduction in the carrying value of those assets, all activities in 1999 associated with the full-services restaurants and a reserve for future costs associated with those restaurants in the amount of $1,599,032 was charged to a loss on discontinued operations. In 2000, all of the full-service restaurants were franchised and all operating results of those restaurants during the interim were charged to the reserve established in 1999. An additional charge for future costs in the amount of $250,000 was charged to a loss on discontinued operations in 2000. An additional charge in the amount of $1,671,409 after tax benefit of $861,029 was recognized in 2001. As a result of the resolution of most outstanding issues in the last half of 2002, an additional charge in the amount of $313,198 after tax benefit of $161,365 was recognized in 2002 resulting in a reserve at December 31, 2002 for future cost in the amount of $262,508 for discontinued operations. The Company believes that this reserve is adequate to cover all future costs associated with the discontinued operations.

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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $30,000 in 2000 for financial advisory services, in 2001, $120,000 was accrued for financial advisory services but has not yet been paid and in 2002, $120,000 was accrued for financial advisory services but has not yet been paid. In addition, TradeCo Global Securities, Inc. was paid $22,851 in interest on Participating Income Notes in 2000, $0 was paid in 2001 and $48,091 was paid in 2002.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $65,037 in interest on Participating Income Notes in 2000, $0 was paid in 2001 and $15,987 was paid in 2002.

The Provident Bank was paid $620,331 for interest on its loans to the Company in 2000, $709,722 was paid in 2001 and $709,722 was paid in 2002.

[LETTERHEAD OF LARRY E. NUNN & ASSOCIATES, LLC]



To the Board of Directors and
  Stockholders of Noble Roman's, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations, and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in United States.




/s/ LARRY E. NUNN & ASSOCIATES, LLC


Columbus, Indiana
March 17, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

            Name                Age      Positions with the Company
            ----                ---      --------------------------

     Paul W. Mobley              62      Chairman of the Board and Director
     A. Scott Mobley             39      President, Secretary and Director
     Douglas H. Coape-Arnold     57      Director
     Troy Branson                39      Executive Vice President of Franchising
     George Apostolopoulos       57      Executive Vice President of Development
     Mitchell Grunat             50      Vice President of Franchise Services

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

     George Apostolopoulos, has been Executive Vice President of Development for the Company since April 2002. Prior to joining the Company, Mr. Apostolopoulos was National Manager Hotels and Resorts for Tricon Global Restaurants, Inc. since 1986. Mr. Apostolopoulos has an Associate Degree in Restaurant and Hospitality Management from San Diego City College.

     Mitchell Grunat, has been Vice President of Franchise Services for the Company since August 2002. Prior to joining the Company, Mr. Grunat was Chief Operating Officer of Lanter Eye Care since 2001, Business Development Officer for Midwest Bankers since 2000 and Chief Operating Officer for Tavel Optical Group since 1987. Mr. Grunat has B.A. degree in English and Philosophy from Muskingum College.

     Section l6(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2002 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and two other highest paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation       Long-Term Compensation
                                             -------------------       Securities Underlying
Name and Principal Position              Year    Salary (l)   Bonus          Options #
---------------------------              ----    ---------    ------    --------------------
    Paul Mobley                          2002     $300,000    $   -          20,000
        Chairman of the Board            2001     $272,083    $   -               -
                                         2000     $240,000    $   -               -

     A. Scott Mobley                     2002     $193,923                   20,000
        President and Secretary          2001     $173,750    $   -               -
                                         2000     $150,000    $   -          20,000

     Troy Branson                        2002     $100,000    $45,723        15,000
         Executive Vice President of     2001     $100,000    $31,162             -
               Franchising               2000     $ 93,754    $37,794        35,000

(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------


The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2002 by the executive officers named in the Summary Compensation Table.

                            Number of Securities        Values of Unexercised
                           Underlying Unexercised            In-The-Money
                            Options at 12/31/02        Options at 12/31/02  (1)
                         Exercisable/Unexercisable    Exercisable/Unexercisable
                         -------------------------    -------------------------

      Paul W. Mobley         10,000  /  20,000               0    /   20,000
      A. Scott Mobley        42,500  /  40,000               0    /   20,000
      Troy Branson           22,500  /  50,000               0    /   15,000
      ----------

      (1) Based on a per share price of $.80, the last reported transaction price of the Company's common stock on December 31, 2002.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $300,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and is renewable each year for a seven-year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $195,000 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five-year period subject to approval by the Board. The agreement is terminable by the Company for just cause as defined in the agreement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of February 24, 2003, 2003, there were 16,166,158 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's common stock beneficially owned on February 24, 2003 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

     Name and Address                            Amount and Nature                Percent of Outstanding
    of Beneficial Owner                        of Beneficial Ownership (1)           Common Stock (2)
    -------------------                        ---------------------------       -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204                     2,551,018  (3)                      14.6%
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                         902,326  (4)                       5.3%
     Provident Financial Group, Inc.
          One E. Fourth Street
          Cincinnati, OH  45202                         5,332,839  (5)                      29.3%
      Geovest Capital Partners, L.P.
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                        1,537,761  (6)                       9.1%
      James W. Lewis
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                        4,539,415  (7)                      26.6%
     Douglas H. Coape-Arnold
          110 E. 59th Street, 18th Floor
           New York, N.Y.  10022                           20,000                            *
     All Executive Officers and
          Directors as a Group (3 Persons)              3,473,344                           19.1%

*Less than 1%

     (1)  All shares owned directly unless otherwise noted.

     (2) The percentage calculations are based upon 16,166,158 shares of our common stock issued and outstanding as of February 24, 2003 and, for each officer or director of the group, the number of shares subject to options or conversion rights exercisable currently or within 60 days of February 24, 2003.

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

     (4) Includes 42,500 shares subject to options granted under an employee stock option plan which are currently exercisable at $3.68 per share for 7,500 common shares, $6.44 per share for 5,000 common shares , $1.75 per share for 20,000 common shares, and $1.00 per share for 10,000 common shares. Also includes a warrant to purchase 400,000 shares of our common stock at an exercise price of $.40 per share issued November 19, 1997 in connection with the financial restructuring with The Provident Bank and a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity.

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

     (6) Includes 829,090 shares of our common stock convertible from participating income notes owned by Geovest Capital Partners, L.P. in its investment account of which Mr. Coape-Arnold is managing partner. Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

     (7) This total includes 181,372 shares of our common stock owned by James Lewis Family Trust, 200,000 shares of our common stock owned by James
          W. Lewis MPP, 587,682 shares of our common stock convertible from participating income notes, 92,301 shares of our common stock convertible from participating income notes owned by James Lewis Family Investment, L.P., 116,920 shares of our common stock convertible from participating income notes owned by James W. Lewis IRA and 100,000 shares of our common stock convertible from participating income notes owned by James W. Lewis, MPP.

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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $30,000 in 2000 for financial advisory services, in 2001, $120,000 was accrued for financial advisory services but has not yet been paid and in 2002, 120,000 was accrued for financial advisory services but has not yet been paid. In addition, TradeCo Global Securities, Inc. was paid $22,851 in interest on Participating Income Notes in 2000, $0 was paid in 2001 and $48,091 was paid in 2002.

James Lewis, James Lewis Family Trust, James W. Lewis, MPP, and James Lewis Family Investments, LP, were paid $65,037 in interest on Participating Income Notes in 2000, $0 was paid in 2001 and $15,987 was paid in 2002.

The Provident Bank was paid $620,331 for interest on its loans to the Company in 2000, $709,722 was paid in 2001 and $709,722 was paid in 2002.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

            The following consolidated financial statements of Noble
            Roman's, Inc. and subsidiaries are included in Item 8:       Page
                                                                         ----

            Consolidated Balance Sheets - December 31, 2001 and 2002       14

            Consolidated Statements of Operations - years ended
            December 31,  2000, 2001 and 2002                              15

            Consolidated Statements of Changes in Stockholders'
            Equity - years ended December 31, 2000, 2001 and 2002          16

            Consolidated Statements of Cash Flows - years ended
            December 31, 2000, 2001 and 2002                               17

            Notes to Consolidated Financial Statements                     18

            Report of Independent Auditors - Larry E. Nunn &
            Associates, LLC                                                22

            (a)         Exhibits

            Exhibit No.
            -----------
            3.1    Amended Articles of Incorporation of the Registrant     (1)
            3.2    Amended and Restated By-Laws of the Registrant
            4.1    Specimen Common Stock Certificates                      (1)
            10.3   Employment Agreement with Paul W. Mobley dated
                   November 15, 1994                                       (3)
            10.4   Credit Agreement with The Provident Bank dated
                   December 1, 1995                                        (5)
            10.6   1984 Stock Option Plan
            10.7   Form of Stock Option Agreement                          (6)
            11.1   Statement Re: Computation Per Share Earnings
            21.1   Subsidiaries of the Registrant                          (2)
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


                                         NOBLE ROMAN'S, INC.


Date: March 25, 2003                 By: /s/  Paul W. Mobley
      -------------------------          -------------------------------------
                                         Paul W. Mobley, Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 25, 2003                     /s/   Paul W. Mobley
      -------------------------          -------------------------------------
                                         Paul W. Mobley
                                         Chairman of the Board and Director


Date: March 25, 2003                     /s/   A. Scott Mobley
      -------------------------          -------------------------------------
                                         A. Scott Mobley
                                         President and Director


Date: March 25, 2003                     /s/  Douglas H. Coape-Arnold
      -------------------------          -------------------------------------
                                         Douglas H. Coape-Arnold
                                         Director