Form 10-Q
period 2003-03-31
NOBLE ROMANS INC
filed 2003-05-07
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 For the quarterly period ended March 31, 2003

                                       Or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 For the transition period from             to
                                               ------------   ------------

                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)

         Indiana                                            35-1281154
(State or other jurisdiction                             (I.R.S. Employer
      of organization)                                  Identification No.)

     One Virginia Avenue, Suite 800
           Indianapolis, Indiana                               46204
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

As of May 4, 2003, there were 16,166,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

          Notes to condensed consolidated financial statements          Page 2

          Condensed consolidated balance sheets as of December 31,
               2002 and March 31, 2003                                  Page 3

          Condensed consolidated statements of operations for the
               three months ended March 31, 2002 and 2003               Page 4

          Condensed consolidated statements of cash flows for the
              three months ended March 31, 2002 and 2003                Page 5

The interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature.

Notes
-----

Based on the Company's 2000, 2001, 2002 and first quarter of 2003 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened in the future and the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire, the majority of which expire between 2012 and 2016. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                          (Audited)      (Unaudited)
                                                                         December 31,      March 31,
                                                                             2002            2003
                                                                         ------------    ------------
                                     Assets
Current assets:
     Cash                                                                $     13,180    $     25,081
     Accounts and notes receivable                                          1,107,551       1,007,745
     Inventories                                                              140,762         140,976
     Prepaid expenses                                                         345,818         367,967
     Current portion of long-term notes receivable                             58,618          94,735
     Deferred tax asset - current portion                                   1,550,000       1,875,000
                                                                         ------------    ------------
          Total current assets                                              3,215,929       3,511,503
                                                                         ------------    ------------

Property and equipment:
     Equipment                                                                923,034         926,605
     Leasehold improvements                                                    86,229          86,229
                                                                         ------------    ------------
                                                                            1,009,262       1,012,834
     Less accumulated depreciation and amortization                           373,301         389,533
                                                                         ------------    ------------
          Net property and equipment                                          635,962         623,301
                                                                         ------------    ------------
Deferred tax asset                                                          8,371,093       7,906,223
Other assets                                                                1,377,761       1,650,169
                                                                         ------------    ------------
               Total assets                                              $ 13,600,744    $ 13,691,196
                                                                         ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                               $  1,920,915    $  1,801,044
     Note payable to officer                                                   65,840          65,840
     Current portion of long-term notes payable                             1,050,000       1,510,073
     Deferred franchise fees                                                  163,115          66,500
                                                                         ------------    ------------
          Total current liabilities                                         3,199,870       3,443,457
                                                                         ------------    ------------

Long-term obligations:
     Notes payable to Provident Bank net of warrant value of $67,370
         at December 31, 2002 and $49,133 at March 31, 2003                 7,632,630       7,950,867
     Notes payable to various funds affiliated with Geometry Group net of warrant valuation of $22,917 at December 31, 2002 and
          $5,729 at March 31, 2003 - net of current portion                 1,599,883         856,998
                                                                         ------------    ------------
          Total long-term liabilities                                       9,232,514       8,807,865
                                                                         ------------    ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,166,158
          outstanding at December 31, 2002 and March 31, 2003)             17,789,452      17,789,452
     Preferred stock (5,000,000 shares authorized)                          4,929,274       4,929,274
     Accumulated deficit                                                  (21,550,365)    (21,278,852)
                                                                         ------------    ------------
          Total stockholders' equity                                        1,168,361       1,439,874
                                                                         ------------    ------------
               Total liabilities and stockholders' equity                $ 13,600,745    $ 13,691,196
                                                                         ============    ============

See accompanying note to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                           2002          2003
                                                           ----          ----
Revenue:
      Royalties and fees                               $ 1,248,409   $ 1,530,683
      Administrative fees and other                        124,880        39,335
      Restaurant revenue                                    70,559       200,762
                                                       -----------   -----------
           Total revenue                                 1,443,848     1,770,780

Operating expenses:
     Salaries and wages                                    235,200       262,082
     Trade show expense                                     58,015        78,607
     Travel expense                                         53,206        46,951
     Other operating expenses                              124,878       185,019
     Restaurant expenses                                    66,875       198,164
Depreciation                                                14,262        16,232
General and administrative                                 292,232       311,714
                                                       -----------   -----------
          Operating income                                 599,180       672,011

Interest and other expense                                 303,032       260,628
                                                       -----------   -----------
          Income before income tax                         296,148       411,383

Income tax                                                 100,690       139,870
                                                       -----------   -----------
          Net income                                   $   195,458   $   271,513
                                                       ===========   ===========

Earnings per share:
     Net income                                        $       .01   $       .02
                                                       ===========   ===========

Weighted average number of common shares outstanding    16,051,158    16,166,158

Fully diluted earnings per share:
     Net income                                        $       .01   $       .02
                                                       ===========   ===========

Weighted average number of common shares outstanding    17,032,308    17,069,783

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
OPERATING ACTIVITIES                                                             2002         2003
--------------------                                                             ----         ----
   Net income                                                                 $ 195,458    $ 271,513
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                            66,556       68,526
        Deferred federal income taxes                                           100,690      139,870
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                (57,053)      99,806
             Inventory                                                          (54,008)        (213)
             Prepaid expenses                                                   (53,580)     (22,149)
             Other assets                                                            --     (325,393)
        Increase (decrease) in:
            Accounts payable                                                    157,570       24,005
            Deferred franchise fee                                               (4,500)     (96,615)
                                                                              ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               351,133      159,349
                                                                              ---------    ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                                           (63,148)      (3,572)
                                                                              ---------    ---------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                        (63,148)      (3,572)
                                                                              ---------    ---------

FINANCING ACTIVITIES
   Payment of obligations for discontinued operations                          (311,693)    (143,876)
                                                                              ---------    ---------
        NET CASH USED BY FINANCING ACTIVITIES                                  (311,693)    (143,876)
                                                                              ---------    ---------

INCREASE (DECREASE) IN CASH                                                     (23,708)      11,901

        Cash at beginning of period                                              25,203       13,180
                                                                              ---------    ---------

        Cash at end of period                                                 $   1,495    $  25,081
                                                                              =========    =========

Supplemental schedule of non-cash investing and financing activities

    None.

See accompanying note to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 2002 and 2003


Introduction
------------

The Company's strategic direction is to focus its business on pizza-focused non-traditional and co-branded opportunities. Given the potential size of the opportunities in franchising these segments, and the actual rapid pace of their growth within the Company, the Company completed a transition from operating restaurants to franchising and servicing non-traditional franchise locations in 2000 in order to focus all of its efforts on franchise services.

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations and co-branded quick service restaurants. The Company's franchise system was designed to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza and related products. The concept was also designed to be convenient and quick for its customers. Based on experience to date, the Company believes that franchising in these segments offers many opportunities for growth for the foreseeable future.

The Company launched two other variations of the concept in late 2002 called "Noble Roman's Cafe-To-Go" and "Noble Roman's Pizza Express". These concepts were developed to provide pizza-focused foodservice for locations which need to add foodservice but require something even simpler and with less space requirements than the Company's standard concept. These concepts feature many of the great tasting products offered under the standard concept but where the food arrives already fully prepared and assembled, ready to bake. The concepts require no additional labor and only requires approximately 12 square feet of floor space. The innovative, patent-pending "Pizza Bake Ovens" produce fresh baked, great tasting personal pizzas in approximately 3 1/2 -5 minutes. The Company has undertaken an aggressive marketing plan nationwide and believes there is a very large market whereby the Company can accelerate its growth with these additional variations.

Based on the Company's 2000, 2001 and 2002 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened in the future, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2003, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and for March 31, 2003, respectively.

                      Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                      Three Months Ended
                                          March 31,
                                      ------------------
                                        2002     2003
                                        ----     ----
Revenue:
     Royalties and fees                 86.5%    86.5%
     Administrative fees and other       8.6      2.2
     Restaurant revenue                  4.9     11.3
                                       -----    -----
          Total revenue                100.0    100.0

Operating expenses:
     Salaries and wages                 16.3     14.8
     Trade show expenses                 4.0      4.4
     Travel expense                      3.7      2.7
     Other operating expenses            8.6     10.4
     Restaurant expenses                 4.6     11.2
Depreciation and amortization            1.0      0.9
General and administrative              20.2     17.6
                                       -----    -----
     Operating income                   41.5     38.0

Interest                                21.0     14.7
                                       -----    -----

     Net income before income tax       20.5     23.3
Income tax                               7.0      7.9
                                       -----    -----

          Net income                    13.5%    15.4%
                                       =====    =====

2003 Compared wth 2002
----------------------

Total revenue increased from approximately $1.4 million for the three-month period ended March 31, 2002 to $1.8 million for the three-month period ended March 31, 2003. This was an increase of approximately 22.6%. The reason for this increase was the increase in royalties and fees as a result of the continued growth in the number of franchise locations partially offset by decrease in administrative fees and other and the increase in restaurant revenue as a result of operating three locations on military bases until they are sold as franchise locations. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located.

Salaries and wages decreased from 16.3% of revenue for the three-month period ended March 31, 2002 to 14.8% of revenue for the three-month period ended March 31, 2003. This decrease was the result of the revenue increase from the continued growth in the number of locations while utilizing approximately the same operational staff.

Trade show expense increased from 4.0% of revenue for the three-month period ended March 31, 2002 to 4.4% of revenue for the three-month period ended March 31, 2003. This increase was a result of scheduling more trade shows to attract additional franchisees from additional venues to further diversify the Company's market.

Travel expense decreased from 3.7% of revenue for the three-month period ended March 31, 2002 to 2.7% of revenue for the three-month period ended March 31, 2003. This decrease was the result of the growth in revenue from continued growth in locations while utilizing approximately the same employees.

Other operating expenses increased from 8.6% of revenue for the three-month period ended March 31, 2002 to 10.4% of revenue for the three-month period ended March 31, 2003. This increase was primarily the result of a significant increase in the rate for group insurance, additional sales commissions, additional payroll tax expense, and additional general insurance costs all of which was partially offset by the increase in revenue from the growth in the number of franchise locations.

Restaurant expenses increased from 4.6% of revenue for the three-month period ended March 31, 2002 to 11.2% of revenue for the three-month period ended March 31, 2003. This increase was the result of operating three locations on military bases until they are sold as franchise locations.

General and administrative expense decreased from 20.2% of revenue for the three-month period ended March 31, 2002 to 17.6% of revenue for the three-month period ended March 31, 2003. This decrease was the result of the increased revenue as a result of the continued growth in the number of franchise locations while utilizing approximately the same administrative structure.

Interest and other expense decreased from 21.0 % of revenue for the three-month period ended March 31, 2002 to 14.7% of revenue for the three-month period ended March 31, 2003. This decrease was the result of the revenue increases as a result of the continued growth in the number of franchise locations and the rate of interest on the participating income notes decreasing from 7.5% of defined revenue to 2.5% of defined revenue.

Net income increased from approximately $195 thousand for the three-month period ended March 31, 2002 to approximately $272 thousand for the three-month period ended March 31, 2003. This was a 38.9% increase compared to the same period one year ago. The primary reason for this increase was the continued growth while maintaining approximately the same infrastructure.

Liquidity and Capital Resources
-------------------------------

Given the potential size of the opportunities in franchising non-traditional and co-brand locations, the Company focuses its business on franchising to non-traditional and co-brand locations. Since the Company's plans are to continue to grow by franchising, no significant capital investment is required for that growth.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of growth by franchising plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, and changes in prices or supplies of food ingredients and labor. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


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

         Exhibit 99.1
         Exhibit 99.2

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NOBLE ROMAN'S, INC.



Date: May 6, 2003                       /s/ Paul W. Mobley
      -----------                       -------------------------------------
                                        Paul W. Mobley, Chairman of the Board

I, Paul W. Mobley, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Noble Roman's, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ Paul W. Mobley
May 6, 2003                                       -----------------------
                                                  Paul W. Mobley
                                                  Chief Executive Officer


Subscribed and sworn to before me this 6th day of May, 2003.

/s/ Linda L. Minett
----------------------------------
Linda L. Minett, Notary Public
My commission expires:  11/27/08

I, Paul W. Mobley, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Noble Roman's, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  /s/ Paul W. Mobley
May 6, 2003                                       -----------------------
                                                  Paul W. Mobley
                                                  Chief Financial Officer


Subscribed and sworn to before me this 6th day of May, 2003.

/s/ Linda L. Minett
----------------------------------
Linda L. Minett, Notary Public
My commission expires:  11/27/08