Form 10-Q
period 2003-06-30
NOBLE ROMANS INC
filed 2003-08-12
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

As of August 1, 2003, there were 16,166,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

           Notes to condensed consolidated financial statements          Page 2

           Condensed consolidated balance sheets as of December 31, 2002
             and June 30, 2003                                           Page 3

           Condensed consolidated statements of operations for the three
             months  and six months ended June 30, 2002 and 2003         Page 4

           Condensed consolidated statements of cash flows for the
             six months ended June 30, 2002 and 2003                     Page 5

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                               (Unaudited)
                                                                              December 31,        June
                                                                                  2002          30, 2003
                                                                                  ----          --------
                                      Assets
                                      ------
Current assets:
     Cash                                                                     $     13,180    $     10,748
     Accounts and notes receivable                                               1,107,551       1,172,789
     Inventories                                                                   140,762         132,185
     Prepaid expenses                                                              345,818         476,423
     Current portion of long-term notes receivable                                  58,618         119,216
     Deferred tax asset - current portion                                        1,550,000       2,250,000
                                                                              ------------    ------------
          Total current assets                                                   3,215,929       4,161,361

Property and equipment:
     Equipment                                                                     923,034         951,095
     Leasehold improvements                                                         86,229          86,229
                                                                              ------------    ------------
                                                                                 1,009,262       1,037,324
     Less accumulated depreciation and amortization                                373,301         405,765
                                                                              ------------    ------------
          Net property and equipment                                               635,962         631,559
                                                                              ------------    ------------
Deferred tax asset                                                               8,371,093       7,329,786
Other assets                                                                     1,377,761       1,727,771
                                                                              ------------    ------------
               Total assets                                                   $ 13,600,744    $ 13,850,477

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                    $  1,920,915    $  1,548,835
     Note payable to officer                                                        65,840          65,840
     Current portion of long-term notes payable to various
          funds affiliated with Geometry Group                                   1,050,000       1,513,740
     Deferred franchise fees                                                       163,115          63,000
                                                                              ------------    ------------
          Total current liabilities                                              3,199,870       3,191,415
                                                                              ------------    ------------

Long-term obligations:
     Notes payable to Provident Bank net of warrant value of $67,370
         at December 31, 2002 and $30,896 at June 30, 2003                       7,632,630       7,969,104
     Notes payable to Geovest Capital Partners, L.P.                             1,599,883         859,060
                                                                              ------------    ------------
          Total long-term liabilities                                            9,232,513       8,828,164
                                                                              ------------    ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,166,158 out-
          standing at December 31, 2002 and 16,166,158 as of June 30, 2003)     17,789,452      17,789,452
     Preferred stock (5,000,000 shares authorized)                               4,929,274       4,929,274
     Accumulated deficit                                                       (21,550,365)    (20,887,828)
                                                                              ------------    ------------
          Total stockholders' equity                                             1,168,361       1,830,898
                                                                              ------------    ------------
               Total liabilities and stockholders' equity                     $ 13,600,744    $ 13,850,477
                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                                --------                    --------
                                                           2002          2003          2002          2003
                                                           ----          ----          ----          ----
Revenue:
      Royalties and fees                               $ 1,350,328   $ 1,660,278   $ 2,598,737   $ 3,190,961
      Administrative fees and other                         49,507        51,157       174,388        90,492
      Restaurant revenue                                   178,713       225,748       249,273       426,510
                                                       -----------   -----------   -----------   -----------
           Total revenue                                 1,578,548     1,937,183     3,022,398     3,707,963

Operating expenses:
     Salaries and wages                                    281,060       263,995       516,260       526,077
     Trade show expense                                     50,839        79,293       108,854       157,900
     Travel expense                                         51,190        39,916       104,396        86,868
     Other operating expenses                              147,332       165,754       272,210       350,772
     Restaurant expenses                                   159,797       220,534       226,672       418,698
Depreciation and amortization                               14,342        16,232        28,604        32,464
General and administrative                                 299,629       306,221       591,861       617,934
                                                       -----------   -----------   -----------   -----------
          Operating income                                 574,359       845,238     1,173,541     1,517,249

Interest and other expense                                 319,641       252,777       622,673       513,405
                                                       -----------   -----------   -----------   -----------
          Income before income tax                         254,719       592,461       550,868     1,003,844

Income tax                                                  86,604       201,437       187,295       341,307
                                                       -----------   -----------   -----------   -----------
          Net income                                   $   168,114   $   391,024   $   363,573   $   662,537
                                                       ===========   ===========   ===========   ===========

Earnings per share:
     Net income                                        $       .01   $       .02   $       .02   $       .04

Weighted average number of common shares outstanding
                                                        16,051,158    16,166,158    16,051,158    16,166,158

Fully diluted earnings per share:
     Net income                                        $       .01   $       .02   $       .02   $       .04

Weighted average number of common shares outstanding
                                                        17,015,481    17,102,511    17,015,481    17,102,511

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                 2002        2003
                                                                                 ----        ----
OPERATING ACTIVITIES
   Net income                                                                 $ 363,573    $ 662,537
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                           133,191      125,594
        Deferred federal income taxes                                           187,295      341,307
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                               (156,107)     (65,238)
             Inventory                                                          (80,861)       8,577
             Prepaid expenses                                                   (69,698)    (130,606)
             Other assets                                                          (108)    (444,347)
        Increase (decrease) in:
            Accounts payable                                                    263,047     (113,511)
            Deferred franchise fee                                                1,957     (100,115)
                                                                              ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               642,217      284,198

INVESTING ACTIVITIES
   Purchase of property and equipment                                           (80,937)     (28,061)
                                                                              ---------    ---------
        NET CASH (USED) IN INVESTING ACTIVITIES                                 (80,937)     (28,061)

FINANCING ACTIVITIES
   Payment of obligations for discontinued operations                          (580,451)    (258,569)
                                                                              ---------    ---------
        NET CASH (USED) BY FINANCING ACTIVITIES                                (580,451)    (258,569)
                                                                              ---------    ---------

INCREASE (DECREASE) IN CASH                                                     (19,171)      (2,432)

        Cash at beginning of period                                              25,203       13,180
                                                                              ---------    ---------

        Cash at end of period                                                 $   6,032    $  10,748
                                                                              =========    =========

Supplemental schedule of non-cash investing and financing activities

None.

See accompanying notes to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six month periods ended June 30, 2002 and 2003


Introduction
------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding segments of the industry, the Company made the strategic decision to focus its business on franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurants. During 2000, the Company completed that transition and all of its full-service, traditional restaurants are now franchised

The franchise program for non-traditional and co-brand locations was developed and launched in 1997. Since inception in 1997, the Company has awarded over 1,150 franchises in 44 states plus Washington, D.C., Guam, Puerto Rico, Italy and Canada. The program was designed based on the Company's reputation for superior tasting pizza products. It is a complete foodservice program, although primarily focused on pizza, and the concept can be tailored easily for the different venues and for different locations within a venue. The systems are designed to provide excellent taste and quality with simplicity and cost effectiveness. Operations require minimal training and low staffing levels, has a food cost structure that is very attractive and carries a low investment cost, making the unit economics attractive to the franchisee. The Company believes that franchising these type facilities offers opportunities for substantial growth for the foreseeable future.

The Company has been selling franchises in such non-traditional locations as convenience stores, travel plazas, all types of entertainment facilities, military bases, universities, airports, commercial facilities where there is existing traffic, hotels and as a co-brand to other traditional restaurants. Recently, the Company has expanded its venues to include retail foodservice to hospitals. The Company believes the potential in this venue is excellent and plans to open several such locations over the next several months.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and for June 30, 2003, respectively.

                                      Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                           --------           --------
                                        2002     2003       2002     2003
                                        ----     ----       ----     ----
Revenue:
     Royalties and fees                 85.5%    85.7%      86.0%    86.1%
     Administrative fees and other       3.1      2.6        5.8      2.4
     Restaurant revenue                 11.3     11.7        8.2     11.5
                                       -----    -----      -----    -----

          Total revenue                100.0    100.0      100.0    100.0

Operating expenses:
     Salaries and wages                 17.8     13.6       17.1     14.2
     Trade show expenses                 3.2      4.1        3.6      4.3
     Travel expense                      3.2      2.1        3.5      2.3
     Other operating expenses            9.3      8.6        9.0      9.5
     Restaurant expenses                10.1     11.4        7.5     11.3
Depreciation and amortization             .9       .8         .9       .9
General and administrative              19.0     15.8       19.6     16.7
                                       -----    -----      -----    -----
     Operating income                   36.4     43.6       38.8     40.9

Interest and other expense              20.2     13.0       20.6     13.8
                                       -----    -----      -----    -----
     Net income before income tax       16.1%    30.6%      18.2%    27.1%

Income tax                               5.5     10.4        6.2      9.2
                                       -----    -----      -----    -----
     Net income                         10.6%    20.2%      12.0%    17.9%
                                       =====    =====      =====    =====

2003 Compared wth 2002
----------------------

Total revenue from royalties and fees increased from $1.4 million to $1.7 million and from $2.6 million to $3.2 million, respectively, for the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002. That is a 23.0% and 22.8% growth, respectively, for the three-month and six-month periods ended June 30, 2003 as compared to the same periods in 2002. Total revenue increased from $1.6 million to $1.9 million and from $3.0 million to $3.7 million, or an increase of 22.7% and 22.7%, respectively, for the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and the higher unit sales from some of the most recent openings. The increase in total revenue was the result of the increase in royalties and fees partially offset by decrease in administrative fees and other and the increase in restaurant revenue as a result of operating three locations on military bases until they are sold as franchise locations. The Company only plans to operate these locations temporarily until a qualified franchisee can be located.

Salaries and wages decreased from 17.8% and 17.1% of revenue for the three-month and six-month periods ended June 30, 2002 to 13.6% and 14.2%, respectively, of revenue for the same periods in 2003. This decrease was the result of the revenue increase from the continued growth in the number of locations while utilizing approximately the same operational staff.

Trade show expense increased from 3.2% and 3.6% of revenue for the three-month and six-month periods ended June 30, 2002 to 4.1% and 4.3%, respectively, of revenue for the same periods in 2003. This increase was a result of participating in more national trade shows to attract franchisees from additional venues to further diversify the Company's target market.

Travel expenses decreased from 3.2% and 3.5% of revenue for the three-month and six-month periods ended June 30, 2002 to 2.1% and 2.3%, respectively, of revenue for the same periods in 2003. This decrease is a result of the growth in revenue from continued growth in locations while utilizing approximately the same employees and by locating operational staff in various parts of the country to minimize travel costs.

Other operating expenses decreased from 9.3 % of revenue for the three-month period ended June 30, 2002 to 8.6% of revenue for the same period in 2003. Operating expenses increased for the six-month period ended June 30, 2003 to 9.5% of revenue from 9.0% of revenue for the same period in 2002. This increase in other operating expenses for the six-month period is primarily the result of an increase in group insurance costs, additional sales commissions from the sale of new units and the increase in payroll taxes as a result of the increase in commissions. The increases were mostly offset by the increase in revenue. The decrease in the most recent three-month period was the result of the growth in revenue more than offsetting the growth in expenses.

Restaurant expenses increased from 10.1% and 7.5% of revenue for the three-month and six-month periods ended June 31, 2002 to 11.4% and 11.3%, respectively, of revenue for the same periods in 2003. This increase was the result of operating three locations on military bases until they are sold as franchise locations.

General and administrative expense decreased from 19.0% and 19.6% of revenue for the three-month and six-month periods ended June 30, 2002 to 15.8% and 16.7%, respectively, of revenue for the same periods in 2003. This decrease is the result of the increased revenue utilizing approximately the same administrative structure. The dollar amount of general and administrative expenses only grew by 4.4% for the six-month period ended June 30, 2003 compared to the same period in 2003 while revenue grew 22.7% during the same time period.

Operating income increased from 36.4% and 38.8% of revenue for the three-month and six-month periods ended June 30, 2002 to 43.6% and 40.9%, respectively, of revenue for the same periods in 2003. This increase was the result of total revenue growing by 22.7% and 22.7%, respectively, for the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002, while total operating expenses grew by 8.7% and 18.5%, respectively, for the same time periods.

Interest expense decreased from 20.2% and 20.6% of revenue for the three-month and six-month periods ended June 30, 2002 to 13.0% and 13.8%, respectively, of revenue for the same periods in 2003. This decrease was the result of the revenue increases and the rate of interest on the participating income notes decreasing from 7.5% of defined revenue to 2.5% of defined revenue.

Net income increased from approximately $168 thousand to $391 thousand and from $364 thousand to $663 thousand, respectively, for the three-month and six-month periods ended June 31, 2003 compared to the same periods in 2002. That is a 132.6% and 82.2% growth, respectively, for the three-month and six-month periods ended June 30, 2003 as compared to the same periods in 2002. The primary reason for this increase was the continued growth while maintaining approximately the same operating and administrative structure. Management does not believe that the operating and administrative structure will change significantly from the continued growth in the foreseeable future except for periodically adding an additional franchise consultant or other support staff.


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




                                           NOBLE ROMAN'S, INC.



Date: August 11, 2003                     /s/ Paul Mobley
      ---------------                     -------------------------------------
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


August 11, 2003                             /s/ Paul W. Mobley
                                            --------------------------------
                                            Paul W. Mobley
                                            Chief Executive Officer


Subscribed and sworn to before me this 11th day of August, 2003.


                                            /s/  Linda L. Minett
                                            --------------------------------
                                            Linda L. Minett, Notary Public
                                            My commission expires:  11/27/08

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


August 11, 2003                             /s/ Paul W. Mobley
                                            --------------------------------
                                            Paul W. Mobley
                                            Chief Financial Officer


Subscribed and sworn to before me this 11th day of August, 2003.



                                            /s/  Linda L. Minett
                                            --------------------------------
                                            Linda L. Minett, Notary Public
                                            My commission expires:  11/27/08