Form 10-Q
period 2003-09-30
NOBLE ROMANS INC
filed 2003-11-13
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934 For the quarterly period ended September 30, 2003

                                       Or

       Transition report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 For the transition period from         to
                                                           -------    -------

                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)


         Indiana                                            35-1281154
(State or other jurisdiction                             (I.R.S. Employer
     of organization)                                   Identification No.)

     One Virginia Avenue, Suite 800
           Indianapolis, Indiana                                46204
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

As of November 7, 2003, there were 16,166,158 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          The following condensed consolidated financial statements are included herein:

             Notes to condensed consolidated financial statements        Page 2

             Condensed consolidated balance sheets as of December 31,
                 2002 and September 30, 2003                             Page 3

             Condensed consolidated statements of operations for the
                 three months and nine months ended September 30, 2002
                 and 2003                                                Page 4

             Condensed consolidated statements of cash flows for the
                 nine months ended September 30, 2002 and 2003           Page 5

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

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                            Unaudited
                                                                          December 31,     September 30,
                                                                              2002             2003
                                                                          ------------     ------------
                                      Assets
Current assets:
     Cash                                                                  $     13,180     $    159,790
     Accounts and notes receivable                                            1,107,551        1,233,295
     Inventories                                                                140,762          129,278
     Prepaid expenses                                                           345,818          551,724
     Current portion of long-term notes receivable                               58,618          145,004
     Deferred tax asset - current portion                                     1,550,000        2,250,000
                                                                           ------------     ------------
          Total current assets                                                3,215,929        4,469,091

Property and equipment:
     Equipment                                                                  923,034          982,985
     Leasehold improvements                                                      86,229           86,229
                                                                           ------------     ------------
                                                                              1,009,262        1,069,214
     Less accumulated depreciation and amortization                             373,301          421,997
                                                                           ------------     ------------
          Net property and equipment                                            635,962          647,217
                                                                           ------------     ------------
Deferred tax asset                                                            8,371,093        7,145,905
Other assets                                                                  1,377,761        1,867,244
                                                                           ------------     ------------
               Total assets                                                $ 13,600,744     $ 14,129,457

                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                 $  1,920,915     $    978,873
     Note payable to officer                                                     65,840           65,840
     Current portion of long-term notes payable                               1,050,000        1,650,000
     Deferred franchise fees                                                    163,115           60,500
                                                                           ------------     ------------
          Total current liabilities                                           3,199,870        2,755,213
                                                                           ------------     ------------

Long-term obligations:
     Notes payable to bank - net of warrant value of $67,370
         at December 31, 2002 and $12,659 at September 30, 2003 and
         net of current portion                                               7,632,630        6,287,341
     Subordinated debentures                                                                   2,040,000
     Participating income notes - net of warrant valuation of $22,917
         at December 31, 2002 and $0 at September 30, 2003                    1,599,883          859,060
                                                                           ------------     ------------
           Total long-term liabilities                                        9,232,513        9,186,401
                                                                           ------------     ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,166,158 outstanding
          at December 31, 2002 and 16,166,158 as of September 30, 2003)      17,789,452       17,789,452
     Preferred stock (5,000,000 shares authorized)                            4,929,274        4,929,274
     Accumulated deficit                                                    (21,550,365)     (20,530,883)
                                                                           ------------     ------------
          Total stockholders' equity                                          1,168,361        2,187,842
                                                                           ------------     ------------
               Total liabilities and stockholders' equity                  $ 13,600,744     $ 14,129,457
                                                                           ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                        --------------------------    --------------------------
                                                           2002           2003           2002           2003
                                                        -----------    -----------    -----------    -----------
Revenue:
      Royalties and fees                                $ 1,481,736    $ 1,695,459    $ 4,080,473    $ 4,890,068
      Administrative fees and other                          49,290         50,192        223,678        137,036
      Restaurant revenue                                    253,805        238,367        503,078        664,889
                                                        -----------    -----------    -----------    -----------
           Total revenue                                  1,784,831      1,984,018      4,807,228      5,691,993

Operating expenses:
     Salaries and wages                                     282,170        286,034        798,430        812,111
     Trade show expense                                      51,142         84,020        159,995        241,920
     Travel expense                                          66,986         61,887        171,382        148,754
     Other operating expenses                               171,909        179,828        444,119        530,455
     Restaurant expenses                                    255,697        234,105        482,369        652,803
Depreciation and amortization                                14,532         16,232         43,136         48,696
General and administrative                                  321,534        326,281        913,395        944,216
                                                        -----------    -----------    -----------    -----------
          Operating income                                  620,862        795,631      1,794,402      2,313,037

Interest and other expense                                  334,840        254,844        957,513        768,368
                                                        -----------    -----------    -----------    -----------
          Income before income tax                          286,021        540,787        836,889      1,544,669

Income tax                                                   97,247        183,867        284,542        525,187
                                                        -----------    -----------    -----------    -----------
          Net income                                    $   188,774    $   356,919    $   552,347    $ 1,019,481
                                                        ===========    ===========    ===========    ===========

Earnings per share:
     Net income                                         $       .01    $       .02    $       .03    $       .06

Weighted average number of common shares outstanding     16,051,158     16,166,158     16,051,158     16,166,158

Fully diluted earnings per share:
     Net income                                         $       .01    $       .02    $       .03    $       .06

Weighted average number of common shares outstanding     17,015,481     17,157,632     17,015,481     17,157,632

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                  2002            2003
                                                                               -----------     -----------
OPERATING ACTIVITIES
   Net income                                                                  $   552,347     $ 1,019,481
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                              200,018         178,262
        Deferred federal income taxes                                              284,542         525,187
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                  (172,723)       (125,744)
             Inventory                                                             (35,882)         11,484
             Prepaid expenses                                                      (81,081)       (205,906)
             Other assets                                                         (233,527)       (522,724)
        Increase (decrease) in:
            Accounts payable                                                       317,336        (578,489)
            Deferred franchise fee                                                  21,150        (102,615)
                                                                               -----------     -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  852,179         198,936

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (104,627)        (59,952)
                                                                               -----------     -----------
        NET CASH (USED) IN INVESTING ACTIVITIES                                   (104,627)        (59,952)

FINANCING ACTIVITIES
   Net proceeds from issuance of subordinated debentures                                --       1,934,919
   Payment of obligations for discontinued operations                             (759,602)       (363,553)
   Payment of principal on outstanding debt                                             --      (1,563,740)
                                                                               -----------     -----------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (759,602)          7,626
                                                                               -----------     -----------

INCREASE (DECREASE) IN CASH                                                        (12,050)        146,610

        Cash at beginning of period                                                 25,203          13,180
                                                                               -----------     -----------

        Cash at end of period                                                  $    13,153     $   159,790
                                                                               ===========     ===========


Supplemental schedule of non-cash investing and financing activities

None.


See accompanying notes to condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2002 and 2003


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

The franchise program for non-traditional and co-brand locations was developed and launched in 1997. The Company has awarded franchises in 44 states plus Washington, D.C., Guam, Puerto Rico, Italy and Canada. The program was designed based on the Company's reputation for superior tasting pizza products. It is a complete foodservice program, although primarily focused on pizza, and the concept can be tailored easily for the different venues and for different locations within a venue. The systems are designed to provide excellent taste and quality with simplicity and cost effectiveness. Operations require minimal training and low staffing levels, has a food cost structure that is very attractive and carries a low investment cost, making the unit economics attractive to the franchisee. The Company believes that franchising these type facilities offers opportunities for substantial growth for the foreseeable future.

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

The Company has more recently launched a variation of its concept called "Noble Roman's Pizza Express". The purpose was to provide pizza-focused foodservice for locations which want to add foodservice, but require something even simpler and more space efficient than the Company's standard solution. A primary difference is the use of either par-baked crusts, which require no live dough management, or fully pre-topped pizzas, which arrive to the operator ready-to-bake. The Company believes this foodservice solution offers a significant growth opportunity and plans to further develop the concept and aggressively market it nationwide.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and for September 30, 2003, respectively.

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                        -------------                 -------------
                                                      2002        2003             2002          2003
                                                      ----        ----             ----          ----
Revenue:
     Royalties and fees                               83.0%       85.5%            84.8%         85.9%
     Administrative fees and other                     2.8         2.5              4.7           2.4
     Restaurant revenue                               14.2        12.0             10.5          11.7
                                                     -----       -----            -----         -----
          Total revenue                              100.0       100.0            100.0         100.0

Operating expenses:
     Salaries and wages                               15.8        14.4             16.7          14.3
     Trade show expenses                               2.9         4.2              3.3           4.3
     Travel expense                                    3.8         3.1              3.6           2.6
     Other operating expenses                          9.6         9.1              9.2           9.3
     Restaurant expenses                              14.3        11.8             10.0          11.5
Depreciation and amortization                           .8          .8               .9            .9
General and administrative                            18.0        16.4             19.0          16.6
                                                     -----       -----            -----         -----
     Operating income                                 34.8        40.1             37.3          40.6

Interest and other expense                            18.8        12.8             19.9          13.5
                                                     -----       -----            -----         -----
     Net income before income tax                     16.0%       27.3%            17.4%         27.1%

Income tax                                             5.4         9.3              5.9           9.2
                                                     -----       -----            -----         -----
     Net income                                       10.6%       18.0%            11.5%         17.9%

2003 Compared wth 2002
----------------------

Total revenue from royalties and fees increased from $1.48 million to $1.70 million and from $4.08 million to $4.89 million, respectively, for the three-month and nine-month periods ended September 30, 2003 compared to the same periods in 2002. That is a 14.4% and 19.8% growth, respectively, for the three-month and nine-month periods ended September 30, 2003 as compared to the same periods in 2002. Total revenue increased from $1.78 million to $1.98 million and from $4.81 million to $5.69 million, or an increase of 11.2% and 18.4%, respectively, for the three-month and nine-month periods ended September 30, 2003 compared to the same periods in 2002. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and the higher unit sales from some of the most recent openings. The increase in total revenue was the result of the increase in royalties and fees partially offset by decrease in administrative fees and other and the increase in restaurant revenue as a result of operating three locations on military bases until they are sold as franchise locations. The Company only plans to operate these locations temporarily until a qualified franchisee can be located.

Salaries and wages decreased from 15.8% and 16.7% of revenue for the three-month and nine-month periods ended September 30, 2002 to 14.4% and 14.3%, respectively, of revenue for the same periods in 2003. This decrease was the result of the revenue increase from the continued growth in the number of locations while utilizing approximately the same operational staff.

Trade show expense increased from 2.9% and 3.3% of revenue for the three-month and nine-month periods ended September 30, 2002 to 4.2% and 4.3%, respectively, of revenue for the same periods in 2003. This increase was a result of participating in more national trade shows to attract franchisees from additional venues to further diversify the Company's target market.

Travel expenses decreased from 3.8% and 3.6% of revenue for the three-month and nine-month periods ended September 30, 2002 to 3.1% and 2.6%, respectively, of revenue for the same periods in 2003. This decrease is a result of the growth in revenue from continued growth in locations while utilizing approximately the same employees and by locating operational staff in various parts of the country to minimize travel costs.

Other operating expenses decreased from 9.6 % of revenue for the three-month period ended September 30, 2002 to 9.1% of revenue for the same period in 2003. Operating expenses increased for the nine-month period ended September 30, 2003 to 9.3% of revenue from 9.2% of revenue for the same period in 2002. This increase in other operating expenses for the nine-month period is primarily the result of an increase in group insurance costs, additional sales commissions from the sale of new units and the increase in payroll taxes as a result of the increase in commissions. The increases were mostly offset by the increase in revenue. The decrease in the most recent three-month period was the result of the growth in revenue more than offsetting the growth in expenses.

Restaurant expenses decreased from 14.3 % of revenue for the three-month period ended September 30, 2002 to 11.8% of revenue for the same period in 2003. Restaurant expenses increased for the nine-month period ended September 30, 2003 to 11.5% of revenue from 10.0% of revenue for the same period in 2002. This increase in restaurant expenses for the nine-month period is the result of operating three locations on military bases until they are sold as franchise locations. These three military bases were first fully operated by Noble Roman's, Inc. during the third quarter of 2002. The decrease in the most recent three-month period was the primarily the result of better controls put into place by the Company combined with the increases in revenue.

General and administrative expense decreased from 18.0% and 19.9% of revenue for the three-month and nine-month periods ended September 30, 2002 to 16.4% and 16.6%, respectively, of revenue for the same periods in 2003. This decrease is the result of the increased revenue utilizing approximately the same administrative structure. The dollar amount of general and administrative expenses only grew by 3.4% for the nine-month period ended September 30, 2003 compared to the same period in 2003 while revenue grew 18.4% during the same time period.

Operating income increased from 34.8% and 37.3% of revenue for the three-month and nine-month periods ended September 30, 2002 to 40.1% and 40.6%, respectively, of revenue for the same periods in 2003. This increase was the result of total revenue growing by 11.2% and 18.4%, respectively, for the three-month and nine-month periods ended September 30, 2003 compared to the same periods in 2002, while total operating expenses grew by 2.1% and 12.2%, respectively, for the same time periods.

Interest expense decreased from 18.8% and 19.9% of revenue for the three-month and nine-month periods ended September 30, 2002 to 12.8% and 13.5%, respectively, of revenue for the same periods in 2003. This decrease was the result of the revenue increases and the rate of interest on the participating income notes decreasing from 7.5% of defined revenue to 2.5% of defined revenue.

Net income increased from approximately $189 thousand to $357 thousand and from $552 thousand to $1.02 million, respectively, for the three-month and nine-month periods ended September 30, 2003 compared to the same periods in 2002. That is a 89.1% and 84.6% growth, respectively, for the three-month and nine-month periods ended September 30, 2003 as compared to the same periods in 2002. The primary reason for this increase was the continued growth while maintaining approximately the same operating and administrative structure. Management does not believe that the operating and administrative structure will change significantly from the continued growth in the foreseeable future except for periodically adding an additional franchise consultant or other support staff.


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

As a result of the Company's business strategy, it's cash flow generated from operations and it's current and anticipated future rate of growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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




                                        NOBLE ROMAN'S, INC.



Date: November 13, 2003                 /s/ Paul Mobley
      -----------------                 -------------------------------------
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


Date November 13, 2003                        /s/ Paul W. Mobley
                                              --------------------------------
                                              Paul W. Mobley
                                              Chief Executive Officer


Subscribed and sworn to before me this 13th day of November, 2003.


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


Date November 13, 2003                        /s/ Paul W. Mobley
                                              --------------------------------
                                              Paul W. Mobley
                                              Chief Financial Officer


Subscribed and sworn to before me this 13th day of November, 2003.


                                              /s/  Linda L. Minett
                                              --------------------------------
                                              Linda L. Minett, Notary Public
My commission expires:  11/27/08