Form 10-K
period 2003-12-31
NOBLE ROMANS INC
filed 2004-03-24
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the fiscal year ended December 31, 2003. Transition Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934 for the transition period from ____ to____.

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
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                         $10,486,045 as of March 1, 2004

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        13,063,076 shares of voting common stock as of February 28, 2004 3,214,748 shares of non-voting common stock as of February 28, 2004

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2003
                                Table of Contents

Item #
in Form 10-K
                                                                                             Page
                                             PART I

1.   Business                                                                                  3
2.   Properties                                                                                6
3.   Legal Proceedings                                                                         6
4.   Submission of Matters to a Vote of Security Holders                                       6

                                             PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters                     7
6.   Selected Financial Data                                                                   8
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     8
8.   Financial Statements and Supplementary Data                                              14
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     23

                                             PART III
10.  Directors and Executive Officers of the Registrant                                       23
11.  Executive Compensation                                                                   24
12.  Security Ownership of Certain Beneficial Owners and Management                           25
13.  Certain Relationships and Related Transactions                                           27

                                             PART IV
14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                         29

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc. (the "Company") sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Express" and "Noble Roman's Pizza & Subs". The concept's hallmarks include high quality pizza products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. The Company has over 30 years experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has awarded more than 1,250 non-traditional and co-branded franchises in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. Since the franchises are typically installed in pre-existing, high-traffic commercial, military, educational and recreational facilities, a typical franchise requires an investment of approximately $25,000 to $130,000 per location.


Products & Systems
------------------

Noble Roman's Pizza
-------------------

Prior to franchising non-traditional and co-branded locations in 1997, the company invested considerable time and manpower to engineer a selection of high quality products and easy to implement systems that would appeal to prospective franchisees. Using its 30 years of experience in operating pizza restaurants and its highly regarded, scratch-made products served in its traditional restaurants as a baseline for quality standards, the Company carefully developed specially engineered dough products that are manufactured by third party vendors and distributed throughout all 48 contiguous states by an unrelated distributor, in a ready-to-use form requiring only on-site assembly and baking. After many years in development and after testing the product in selective locations during 2003, the Company just introduced a new updated dough formula which makes the concept even simpler. The results are products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor.

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

A unique feature of the Noble Roman's program is the menu flexibility offered franchisees. The core package includes such items as 14" large pizzas, individual sized 7" pizzas and breadsticks with dip. From this core, franchisees may also select any of the following product extensions: three types of baked pastas, two flavors of Buffalo wings, three types of hot sandwiches, freshly assembled cold sub sandwiches and a breakfast menu of various biscuit sandwiches, biscuits and gravy and a cinnamon round. Many potential franchisees are looking for a complete foodservice package to fit their specific application or desire for add-on sales opportunities. Noble Roman's product extensions allow the franchisee "one-stop" foodservice solutions to satisfy their complete needs with one business relationship, one franchise fee and one set of equipment.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include hospitals, military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and other types of locations with pre-existing customer traffic. Additionally, the Company has co-branding relationships with other restaurant chains for both traditional and non-traditional locations. Co-branding allows the owner of other traditional restaurant franchise locations to add Noble Roman's products and systems to their menu offerings while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place, the Noble Roman's concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded over 1,250 franchises since 1997 in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional franchises. The Company is currently involved in ongoing discussions and negotiations involving many additional franchise locations.

Company Strategy
----------------

The Company's focus will remain on aggressively growing its business through franchising non-traditional and co-brand locations with either a "Noble Roman's Pizza" or a "Noble Roman's Pizza & Subs". To accomplish this goal the Company participates in selective trade shows whereby it rents trade show space sponsored by various industry organizations. At these trade shows, the Company displays the concept and prepares, cooks and serves its various menu items for sampling and demonstration. In addition, the Company takes its show equipment to various prospects where it sets up a unit in the prospect's office or in a nearby hotel conference room where the Company demonstrates its concept and products in private showings for the individual prospect. For the next several years the Company plans to concentrate its growth targets to hospitals, military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and as a co-brand to traditional restaurant facilities.

Additionally, the Company intends to develop additional growth vehicles to compliment its existing system for non-traditional locations such as the recently developed "Noble Roman's Pizza & Subs". These growth opportunities are being developed with state-of-the-art product development, systems and technology intended to make them uniquely attractive in the marketplace. All of these opportunities can be serviced through the Company's existing infrastructures, and share many aspects in common with the simplicity of implementation and oversight.

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

Employees
---------

As of February 18, 2004, the Company employed approximately 28 persons full-time and 37 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), Noble Roman's Pizza Express((TM)) and THE BETTER PIZZA PEOPLE (R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

ITEM 2.   PROPERTIES

The Company's headquarters are located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December 2008.

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

                               2002             2003             2004
                               ----             ----             ----
          Quarter Ended:  High     Low     High     Low     High     Low
                          ----     ---     ----     ---     ----     ---

          March 31       $ 1.06   $ .75   $ .95    $ .65   $ 1.50   $ 1.10*
          June 30          1.08     .92     .95      .65
          September 30     1.06     .55    1.11      .85
          December 31      1.03     .60    1.60     1.10
         *Includes transactions through March 5, 2004.

Holder of Record
----------------

As of February 28, 2004, the Company believes there were approximately 374 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

Sale of Unregistered Securities
-------------------------------

During 2003, the Company sold $2,040,000 of Subordinated Debentures along with warrants which allows the holders to purchase 404,000 shares of common stock at any time on or before January 15, 2007 at $1.25 per share. The proceeds were used to retire certain Senior Secured Participating Income Notes in the principal amount of $1,513,740 plus accrued interest. The Senior Secured Participating Income Notes would have otherwise been convertible to 1,513,740 shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                     Year Ended December 31,
                                                    ----------------------------------------------------
Statement of Operations Data:                         1999       2000       2001       2002       2003
                                                    --------   --------   --------   --------   --------
Royalties and fees                                  $  3,351   $  4,760   $  5,162   $  5,644   $  6,701
Administrative fees and other                            458        798        306        294        199
Restaurant revenue                                        --         --        279        711        882
                                                    --------   --------   --------   --------   --------
      Total revenue                                    3,809      5,559      5,747      6,649      7,782
Operating expenses                                     1,611      1,903      2,051      2,152      2,328
Restaurant operating expenses                             --         --        266        702        867
Depreciation and amortization                             65         58         54         63         68
General and administrative                               849      1,265      1,207      1,255      1,259
                                                    --------   --------   --------   --------   --------
      Operating income                                 1,285      2,332      2,169      2,477      3,260
Interest and other                                     1,902      1,276      1,255      1,254      1,047
                                                    --------   --------   --------   --------   --------
Income (loss) before income taxes from
  continuing operations                                 (617)     1,055        914      1,223      2,213
Income taxes (benefit)                                  (210)       359        311        416        752
                                                    --------   --------   --------   --------   --------
      Net income (loss) from continuing operations  $   (407)  $    696   $    603   $    807   $  1,461
(Loss) from discontinued operations and
  extraordinary items                                (10,303)      (165)    (1,671)      (313)      (167)
                                                    --------   --------   --------   --------   --------
      Net income (loss)                             $(10,714)  $    531   $ (1,068)  $    494   $  1,294


Weighted average number of common shares               6,015     11,371     14,794     16,058     16,169
      Net income (loss) per share from continuing
          operations                                $   (.07)  $    .06   $    .04   $    .05   $    .09
(Loss) per share from discontinued
  operations and extraordinary items                   (1.71)      (.01)      (.11)      (.02)      (.01)
                                                    --------   --------   --------   --------   --------
      Net income (loss) per share                   $  (1.78)  $    .05   $   (.07)  $    .03   $    .08
                                                    --------   --------   --------   --------   --------

Balance sheet data (at year end):

Working capital (deficit)                           $ (3,552)  $  1,249   $    (83)  $     16   $  2,220
Total assets                                          14,049     12,995     13,192     13,601     14,284
Long-term obligations                                 16,937      9,999     10,141      9,232     10,099
Stockholders' equity (deficit)                      $ (9,235)  $  1,688   $    675   $  1,168   $  2,462

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

The franchising concept was designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting pizza, subs and related products. The concept was designed to also be convenient and quick for its customers. Based on experience to date, the Company believes that franchising offers many opportunities for growth for the foreseeable future.

Based on the Company's 2001, 2002 and 2003 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2004, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the 2001, 2002 and 2003 operating results included in the Company's consolidated statement of operations.

                 Condensed Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                       Years Ended December  31,
                                 -----------------------------------------------------------
                                           2001                 2002                2003
                                           ----                 ----                ----
Royalties and fees               $5,161,648    89.8%  $5,644,548   84.9%  $6,700,457   86.1%
Administrative fees and other       305,928     5.3      293,668    4.4      199,231    2.6
Restaurant revenue                  279,369     4.9      710,600   10.7      882,305   11.3
                                 ----------  ------   ----------  -----   ----------  -----
     Total revenue                5,746,945   100.0    6,648,816  100.0    7,781,992  100.0

Express operating expenses:
     Salaries and wages           1,010,217    17.6    1,090,251   16.4    1,083,168   13.9
     Trade show expense             197,824     3.4      180,866    2.7      327,615    4.2
     Travel expense                 181,140     3.2      242,470    3.6      219,365    2.8
     Other operating expense        661,755    11.5      638,360    9.6      698,120    9.0
Restaurant expenses                 266,176     4.6      701,555   10.6      867,227   11.1
Depreciation and amortization        53,978      .9       63,364    1.0       67,938     .9
General and administrative        1,207,043    21.0    1,254,551   18.9    1,259,035   16.2
                                 ----------  ------   ----------  -----   ----------  -----

     Operating income             2,168,812    37.7    2,477,399   37.3    3,259,524   41.9

Interest expense                  1,254,976    21.8    1,254,803   18.9    1,046,581   13.4
                                 ----------  ------   ----------  -----   ----------  -----
     Income before income taxes     913,836    15.9    1,222,595   18.4    2,212,944   28.4
Income taxes                        310,704     5.4      415,682    6.3      752,401    9.7
                                 ----------  ------   ----------  -----   ----------  -----
     Net income from continuing
          operations             $  603,132    10.5%  $  806,913   12.1%  $1,460,543   18.8%

2003 Compared with 2002
-----------------------

Total revenue increased from $6.6 million in 2002 to $7.8 million in 2003, or a 17.0% increase. This increase was primarily a result of increase in royalties and fees as a result of growth in the number of franchisees. This increase is partially offset by a decrease in administrative fees and other and the increase was aided by the increase in restaurant revenue as a result of operating three locations on military bases until they are sold as franchise locations. The Company only plans to operate these locations temporarily until a qualified franchisee can be located.

Royalties and fees increased from $5.6 million in 2002 to $6.7 million in 2003, or a 18.7% increase. This increase was primarily the result of the growth in the number of franchise locations open and the higher per unit sales from some of the more recent openings. Management believes the royalties and fees will continue to grow significantly in 2004 from additional new franchises and from higher volume locations.

Restaurant revenues increased from $711 thousand in 2002 to $882 thousand in 2003. This increase was the result of the additions of three military bases in Rhode Island and Virginia as Company operations during 2002. In 2003, all of these units were open for the entire year. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located. However, the Company may, from time to time, have other such locations while a franchisee is being located.

Salaries and wages decreased from 16.4% of revenue in 2002 to 13.9% of revenue in 2003. This decrease was primarily the result of the growth in the number of franchise locations open while utilizing approximately the same operational staff. This trend should continue as the Company continues to sell more franchises faster than additional personnel is required.

Trade show expenses increased from 2.7% of revenue in 2002 to 4.2% of revenue in 2003. This increase was the result of participating in more national trade shows to attract franchisees from additional venues to further diversify the Company's target market. Since the Company does not intend to increase trade show appearances in 2004, this percentage should decrease as the growth in number of units continues.

Travel expenses decreased from 3.6% of revenue in 2002 to 2.8% of revenue in 2003. This decrease is a result of the growth in revenue from continued growth in locations while utilizing approximately the same employees and by locating operational staff in various parts of the country to minimize travel costs. This trend should continue but at a decreasing rate as larger units require more time in the initial training at new locations.

Other operating expenses decreased from 9.6% of revenue in 2002 to 9.0% of revenue in 2003. This decrease was the result of the continued growth in locations that was partially offset by increases in group insurance costs, additional sales commissions from the sale of new units and the increase in payroll taxes as a result of the increase in commissions.

Restaurant expenses increased from 10.6% of revenue in 2002 to 11.1% of revenue in 2003. This increase was the result of the additions of three military bases in Rhode Island and Virginia as Company operations during 2002. In 2003, all of these units were open for the entire year. The Company only plans to operate these three locations temporarily until a qualified franchisee can be located.

General and administrative expenses decreased from 18.9% of revenue in 2002 to 16.2% of revenue in 2003. This decrease was the result of the growth in revenue with the same general administrative structure over the last four years. The dollar amount of general and administrative expense only grew by 0.4% for the year ended 2003 compared to the same period in 2002, while revenue grew 17.0% during the same time period. The trend for lower General and Administrative expenses as a percentage of revenue should continue as the growth in the number of open units continues to grow with the basic administrative structure already in place to accommodate more growth.

Operating income increased from $2.5 million in 2002 to $3.3 million in 2003, or a 31.6% increase. This increase was the result of continued growth in revenues from franchising by utilizing the operational structure previously put in place for that growth.

Net income from continuing operations increased from $807 thousand in 2002 to $1.46 million in 2003, or a 81.0% increase. This increase was the result of continued growth in revenues from franchising by utilizing approximately the same operating and administrative structure. Management does not believe that the operating and administrative structure will change significantly from the continued growth in the foreseeable future except for periodically adding an additional franchise consultant or other support staff.

The Company recognized a net loss from discontinued operations in 2003 of $167 thousand after tax benefit of $86 thousand. This net loss consisted of a loss of approximately $1,048 thousand partially offset by a gain of approximately $795 thousand from previously unrecorded deferred tax asset from discontinued operations.

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

Liquidity and Capital Resources
-------------------------------

Over the last several years, given the potential size of the opportunities in the non-traditional and co-branding market segments, the Company made the strategic decision to continue to grow its business by franchising to non-traditional and co-branding locations and away from operating full-service, traditional restaurant locations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                                                                                          December 31,
                                                                                          ------------
                                              Assets                                 2002           2003
                                                                                     ----           ----
Current assets:
   Cash                                                                          $     13,180   $    237,445
   Accounts and notes receivable (net of allowances)                                1,107,551        711,385
   Inventories                                                                        140,762        157,192
   Prepaid expenses                                                                   345,818        439,901
   Current portion of long-term notes receivable                                       58,618        147,923
   Deferred tax asset - current portion                                             1,550,000      2,250,000
                                                                                 ------------   ------------
           Total current assets                                                     3,215,929      3,943,847
                                                                                 ------------   ------------

Property and equipment:
   Equipment                                                                          923,034        988,980
   Leasehold improvements                                                              86,229         86,229
                                                                                 ------------   ------------
                                                                                    1,009,262      1,075,209
   Less accumulated depreciation and amortization                                     373,301        441,239
                                                                                 ------------   ------------
          Net property and equipment                                                  635,962        633,970
                                                                                 ------------   ------------
Deferred tax asset (net of current portion)                                         8,371,093      7,799,340
Other assets                                                                        1,377,761      1,907,133
                                                                                 ------------   ------------
                      Total assets                                               $ 13,600,744   $ 14,284,289
                                                                                 ============   ============
                            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                         $  1,920,915   $    996,564
   Note payable to officer                                                             65,840         65,840
   Current portion of long term notes payable                                       1,050,000        600,000
   Deferred franchise fees                                                            163,115         61,000
                                                                                 ------------   ------------
                Total current liabilities                                           3,199,870      1,723,404
                                                                                 ------------   ------------

Long-term obligations:
   Note payable to bank-net of warrant value of $67,370 at December 31,
         2002 and $0 at December 31, 2003 and net of current portion                7,632,630      7,200,000
   Subordinated debentures                                                                 --      2,040,000
   Participating income notes -net of warrant valuation of $22,917 at
         December 31, 2002 and $0 at December 31, 2003                              1,599,883        859,060
                                                                                 ------------   ------------
                Total long-term obligations                                         9,232,513     10,099,060
                                                                                 ------------   ------------

Stockholders' equity:
   Voting common stock (25,000,000 shares authorized, 16,166,158 outstanding at
       December 31, 2002 and 16,277,827 less non-voting shares of
       3,214,748, or 13,063,076, as of  December 31, 2003)                         17,789,452     13,890,061
   Non-voting common stock outstanding as of December 31, 2003 of
       3,214,748 shares                                                                    --      3,899,391
   Preferred stock (5,000,000 shares authorized)                                    4,929,274      4,929,274
   Accumulated deficit                                                            (21,550,365)   (20,256,901)
                                                                                 ------------   ------------
                Total stockholders' equity                                          1,168,361      2,461,825
                                                                                 ------------   ------------
                      Total liabilities and stockholders' equity                 $ 13,600,744   $ 14,284,289
                                                                                 ============   ============

See accompanying note to consolidated financial statements

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                               Year ended December  31,
                                                               ------------------------
                                                          2001           2002           2003
                                                          ----           ----           ----
Royalties and fees                                    $  5,161,648   $  5,644,548   $  6,700,457
Administrative fees and other                              305,928        293,668        199,231
Restaurant revenue                                         279,369        710,600        882,305
                                                      ------------   ------------   ------------
                Total revenue                            5,746,945      6,648,816      7,781,992

Operating expenses:
     Salaries and wages                                  1,010,217      1,090,251      1,083,168
     Trade show expense                                    197,824        180,866        327,615
     Travel expense                                        181,140        242,470        219,365
     Other operating expenses                              661,755        638,360        698,120
     Restaurant expenses                                   266,176        701,555        867,228
Depreciation and amortization                               53,978         63,364         67,938
General and administrative expense                       1,207,043      1,254,551      1,259,035
                                                      ------------   ------------   ------------
              Operating income                           2,168,812      2,477,398      3,259,524

Interest and other expense                               1,254,976      1,254,803      1,046,581
                                                      ------------   ------------   ------------
              Income before income taxes from
                   continuing operations                   913,836      1,222,595      2,212,944

Income tax expense                                         310,704        415,682        752,401
                                                      ------------   ------------   ------------
             Net income from continuing operations         603,132        806,913      1,460,543

Loss from discontinued operations net of tax benefit
    of  $861,029, $161,345 and $86,071, respectively    (1,671,409)      (313,198)      (167,079)
                                                      ------------   ------------   ------------
               Net income (loss)                      $ (1,068,277)  $    493,714   $  1,293,464
                                                      ------------   ------------   ------------

Earnings per share:
    Net income from continuing operations             $        .04   $        .05   $         09
    Net income (loss)                                         (.07)           .03            .08
Weighted average number of common shares
    outstanding                                         14,793,939     16,058,199     16,168,911

Fully diluted earnings per share
    Net income from continuing operations             $        .04   $        .05   $        .09
    Net income (loss)                                         (.06)           .03            .08
Weighted average number of common shares
    outstanding                                         16,654,100     16,882,342     16,799,214

See accompanying note to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Noble Roman's, Inc. and Subsidiaries

                                                                                    Non-Voting
                                                      Voting Common Stock          Common Stock
                                      Preferred    ------------------------   ------------------------   Accumulated
                                        Stock        Shares       Amount        Shares       Amount        Deficit         Total
                                     -----------   ----------   -----------   ----------   -----------   -------------  -----------
Balance at December 31, 2000         $ 4,929,274   13,593,701   $17,734,495            0   $          0  $(20,975,800)  $ 1,687,969

Conversion of warrants to stock                     2,035,679        19,457                                                  19,457

Issuance of common stock in
   exchange for certain liabilities
   and purchase of assets                     --      421,778        35,500                                                  35,500

2001 net loss                                                                                              (1,068,279)   (1,068,279)
                                     -----------   ----------   -----------    ---------      ---------  ------------   -----------

Balance at December 31, 2001           4,929,274   16,051,158    17,789,452            0              0   (22,044,079)      674,647

Issuance of common stock in
   exchange for certain liabilities                   115,000

2002 net income                                                                                               493,714       493,714
                                     -----------   ----------   -----------    ---------      ---------  ------------   -----------

Balance at December 31, 2002           4,929,274   16,166,158    17,789,452            0              0   (21,550,365)    1,168,361


Certain shares of common stock
   became non-voting in accordance
   with Indiana Controlled Share
   Acquisition Statute                             (3,214,748)   (3,899,391)   3,214,748      3,899,391

Record the non-cash exercise
   of warrants                                        111,666

2003 net income                                                                                             1,293,464     1,293,464
                                     -----------   ----------   -----------    ---------      ---------  ------------   -----------
Balance at December 31, 2003         $ 4,929,274   13,063,076   $13,890,061    3,214,748      3,899,391  $(20,256,901)  $ 2,461,825

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries

                                                                      Year ended December 31,
                                                                      -----------------------
OPERATING ACTIVITIES                                             2001          2002          2003
                                                                 ----          ----          ----
     Net income (loss)                                       $(1,068,277)  $   493,714   $ 1,293,464
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                          263,454       272,539       235,014
          Deferred federal income taxes                         (550,325)      254,337      (128,247)
          Loss from discontinued segment                       2,532,438       474,543       253,150
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                  524,813      (485,873)      396,166
                  Inventories                                     (8,082)      (58,093)      (16,430)
                  Prepaid expenses                               (12,128)     (130,230)      (94,084)
                  Other assets                                   (96,309)         (240)     (590,385)
             Increase (decrease) in:
                 Accounts payable                                517,969       337,249      (799,910)
                 Deferred franchise fees                          23,350       (88,735)     (102,115)
                                                             -----------   -----------   -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                2,126,903     1,069,212       446,623

INVESTING ACTIVITIES
     Purchase of property and equipment                          (92,551)     (131,344)      (65,946)
                                                             -----------   -----------   -----------
             NET CASH (USED) BY INVESTING ACTIVITIES             (92,551)     (131,344)      (65,946)

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations      (2,085,106)     (949,891)     (377,591)
     Payment of principal on outstanding debt                         --            --    (1,713,740)
     Proceeds from long-term debt, net of debt issue costs        11,594            --     1,934,919
     Issuance of capital stock                                    54,957            --            --

              NET CASH (USED) BY FINANCING ACTIVITIES         (2,018,555)     (949,891)     (156,412)
                                                             -----------   -----------   -----------

                              INCREASE (DECREASE) IN CASH         15,797       (12,023)      224,265
Cash at beginning of year                                          9,406        25,203        13,180
                                                             -----------   -----------   -----------
                              CASH AT END OF YEAR            $    25,203   $    13,180   $   237,445
                                                             ===========   ===========   ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities

None

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

General Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Cafe-To-Go", "Noble Roman's Pizza Express" and "Noble Roman's Pizza & Subs".

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 2003 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating loss carry-forward is approximately $30 million which expires between the years 2011 and 2016. Management made the determination for no valuation allowance after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Note 2:  Notes Payable

The Company issued a note payable to a bank in the original principal amount of $7,800,000. The loan bears interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that its affiliates (collectively, "Summitbridge") had purchased this note, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible to 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share on October 17, 2003. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company also issued Participating Income Notes payable to Geovest Capital Partners, L.P. and Douglas Coape-Arnold in the amount of $859,060. The loans bear interest at the rate of 859,060 / 2,372,800 x 2.5% of certain defined gross income. These notes may be converted to common stock at the rate of $1.00 per share at the option of the holders.

Note 3: Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2003, contingent obligations under non-cancelable operating leases for 2004, 2005, 2006,

2007 and 2008, and after 2008 were $487 thousand, $348 thousand, $332 thousand, $323 thousand, $323 thousand and $1,096 thousand, respectively.

Note 4:  Income Taxes:

The Company had a deferred tax asset, as a result of prior operating losses, of $9,921,093 at December 31, 2002 and $10,049,340 at December 31, 2003. In 2001,
2002 and 2003, the Company used deferred benefits to offset its tax expense of $310,704, $415,682 and $752,401, respectively, and tax benefits from loss on discontinued operations of $861,029, $161,345 and $86,071 for 2001, 2002 and 2003, respectively. Additionally, the Company recorded an increase in its deferred tax asset of $794,576 in 2003 for previously unrecorded deferred tax asset from discontinued operations.

Note 5:  Common Stock

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

During 2003, a certain warrant holder exercised its warrants to purchase 150,000 shares at $.40 per share on a cashless basis and received 111,666 shares of common stock. Summitbridge National Investments, LLC reported that its affiliates (collectively, "Summitbridge") had purchased convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share, on October 17, 2003. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. Options granted and remaining outstanding at December 31, 2003 are: 11,000 common shares at $6.44 per share, 33,000 common shares at $1.75 per share, 40,000 common shares at $1.00 per share, 8,000 common shares at $1.385 per share, 25,250 common shares at $1.46 per share, 47,500 at $1.45 per share, 75,000 at $1.03 per share, 75,000 at $.55 per share and 10,000 at $.89. As of December 31, 2003, options for 164,750 shares are exercisable.

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

Note 6: Loss from Discontinued Operations:

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed 16 of its full-service restaurants and began franchising efforts for the remaining 31 full-service restaurants. Accordingly, in 1999 all assets associated with its full-service operations were reduced to the estimated sales price of the 31 restaurants being franchised. A loss on these discontinued operations of $1,671,409 after tax benefit of $861,029 was recognized in 2001, and $313,198 after tax benefit of $161,365 was recognized in 2002. In 2003, many of the remaining issues connected to the discontinued operations were resolved resulting in a gross charge to discontinued operations of $1,047,726. Additionally, the Company, in 2003, increased its deferred tax asset by $794,576 to record the previously unrecorded deferred tax asset from its discontinued operations. This resulted in recognizing a net loss on discontinued operations in 2003 of $167,079 after tax benefit of $86,071.

Note 7:  Contingencies

The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997 and 2000. Although litigation is inherently uncertain, the Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company.

Note 8:  Certain Relationships and Related Transactions

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

James Lewis, James Lewis Family Trust, James W. Lewis, MPPP, and James Lewis Family Investments, LP, were paid $15,987 in 2002 and $284,877 in 2003 for interest on Participating Income Notes.

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $48,091 in 2002 and $17,227 in 2003 for interest on Participating Income Notes.

Douglas Coape-Arnold was paid $55,000 in consulting fees and $2,480 for interest on Participating Income Notes in 2003.

The Provident Bank was paid interest of $709,722 in 2001, $709,722 in 2002 and $712,056 in 2003. In addition, affiliates of Summitbridge National Investments, LLC (collectively, "Summitbridge"), the acquirer of assets previously owned by Provident Bank were paid interest of $116,911 in 2003. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. In view of the foregoing, the Company does not consider Summitbridge to be an affiliate of the Company.

To the Board of Directors and
  Stockholders of Noble Roman's, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations, and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in United States.




/s/ LARRY E. NUNN & ASSOCIATES, LLC


Columbus, Indiana
March 6, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

                Name              Age    Positions with the Company
                ----              ---    --------------------------

     Paul W. Mobley               63     Chairman of the Board and Director
     A. Scott Mobley              40     President, Secretary and Director
     Douglas H. Coape-Arnold      58     Director
     Troy Branson                 40     Executive Vice President of Franchising
     George Apostolopoulos        58     Executive Vice President of Development
     Mitchell Grunat              51     Vice President of Franchise Services

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

     Douglas H. Coape-Arnold was appointed a Director of the Company in May 1999. Mr. Coape-Arnold has been Managing General Partner of Geovest Capital Partners, L.P. since January 1997, and was Managing Director of TradeCo Global Securities, Inc. from May 1994 to December 2002. Mr. Coape-Arnold's prior experience includes serving as Vice President of Morgan Stanley & Co., Inc. from 1982 to 1986, President & Chief Executive Officer of McLeod Young Weir Incorporated from 1986 to 1988, and Senior Vice President of GE Capital's Transportation & Industrial Funding Corp. from 1988 to 1991. Mr. Coape-Arnold is a Chartered Financial Analyst.

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

     Section l6(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2003 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and two other highest paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                     Annual Compensation  Long-Term Compensation
                                     -------------------   Securities Underlying
Name and Principal Position       Year  Salary (l)   Bonus       Options #
---------------------------       ----  ----------   -----       ---------
    Paul Mobley                   2003   $318,000   $     -             -
        Chairman of the Board     2002   $300,000   $     -        20,000
                                  2001   $272,083   $     -             -

     A. Scott Mobley              2003   $209,135   $     -             -
        President and Secretary   2002   $193,923   $     -        20,000
                                  2001   $173,750   $     -             -

     Troy Branson                 2003   $100,000   $83,722             -
         Executive Vice President 2002   $100,000   $45,723        15,000
         of Franchising           2001   $100,000   $31,162             -


(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------

The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2003 by the executive officers named in the Summary Compensation Table.

                       Number of Securities          Values of Unexercised
                      Underlying Unexercised              In-The-Money
                       Options at 12/31/03          Options at 12/31/03  (1)
                    Exercisable/Unexercisable      Exercisable/Unexercisable
                    -------------------------      -------------------------

    Paul W. Mobley     10,000  /  20,000               $4,000  /  $17,000
    A. Scott Mobley    55,000  /  20,000                4,000  /   17,000
    Troy Branson       53,500  /  15,000                   75  /   12,750
    ----------

    (1) Based on a per share price of $1.40, the last reported transaction price of the Company's common stock on December 31, 2003.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $347,181 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and is renewable each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $220,933 per year, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 28, 2004, there were 13,063,076 shares of the Company's voting common stock outstanding and 3,214,748 shares of the Company's non-voting common stock outstanding, and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's voting common stock beneficially owned on February 28, 2004 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

       Name and Address                          Amount and Nature         Percent of Outstanding
      of Beneficial Owner                  of Beneficial Ownership (1)     Voting Common Stock (2)
      -------------------                  ---------------------------     -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204               3,151,018  (3)                    21.0%
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                 1,202,326  (4)                     8.5%
      Geovest Capital Partners, L.P.
          110 E. 59th Street, 33rd Floor
           New York, N.Y.  10022                  1,537,731  (5)                    11.1%
      James W. Lewis
          335 Madison Ave., Suite 1702
           New York, N.Y.  10017                  1,959,580  (6)                    15.0%
     Douglas H. Coape-Arnold
          110 E. 59th Street, 33rd Floor
           New York, N.Y.  10022                    150,000  (7)                     1.1%
     Zyville E. Lewis
          456 N. Maple
           Greenwich, CT 06830                      180,000                          8.8%
     All Executive Officers and
          Directors as a Group (3 Persons)        4,483,344                         27.7%

     (1)  All shares owned directly unless otherwise noted.

     (2) The percentage calculations are based upon 13,063,076 shares of the Company's voting common stock issued and outstanding as of February 28, 2004 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of February 28, 2004.

     (3) The total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share issued November 19,1997, a warrant to purchase 700,000 shares of common stock at an exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's,
          (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity, a warrant to purchase 600,000 shares at an exercise price of $1.40 per share issued January 7, 2004, and 10,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share.

     (4) This total includes 55,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $6.44 per share for 5,000 common shares , $1.75 per share for 20,000 common shares, $1.00 per share for 10,000 common shares, and $1.45 per share for 20,000 common shares. Also includes a warrant to purchase 400,000 shares of common stock at an exercise price of $.40 per share issued November 19, 1997 and a warrant to purchase 300,000 shares of common stock at an

          Exercise price of $2.00 per share, in the event of (i) a change of control in Noble Roman's, (ii) the sale of substantially all of Noble Roman's assets, or (iii) the merger or consolidation of Noble Roman's with another entity, and a warrant to purchase 300,000 shares of common stock at an exercise price of $1.40 per share issued January 7, 2004.

     (5) Includes 829,060 shares of common stock convertible from participating income notes owned by Geovest Capital Partners, L.P. in its investment account of which Mr. Coape-Arnold is managing partner. Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

     (6) This total includes 138,580 shares of common stock owned by James Lewis Family Investments, LP and 220,000 shares of our common stock owned by James W. Lewis MPPP.

     (7) This total includes 30,000 shares of common stock convertible from participating income notes and a warrant to purchase 100,000 shares of common stock at an exercise price of $1.40 per share issued January 7, 2004.

Affiliates of Summitbridge National Investments, LLC (collectively "Summitbridge") jointly filed a Schedule 13D reporting shared depositive power over 5,242,840 shares of common stock of the Company. However, Summitbridge acknowledged that they currently have no voting rights as to such shares due to the applicability of the Indiana Control Share Acquisition Law. This total includes preferred stock with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The Company's position is that the warrant to purchase the 385,000 shares expired by its terms April 15, 2003. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock.

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

TradeCo Global Securities, Inc., where James Lewis is the majority shareholder, was paid $48,091 in 2002 and $17,227 in 2003 for interest on Participating Income Notes.

James Lewis, James Lewis Family Trust, James W. Lewis, MPPP, and James Lewis Family Investments, LP, were paid $15,987 in 2002 and $284,877 in 2003 for interest on Participating Income Notes.

Douglas Coape-Arnold was paid $55,000 in consulting fees and $2,480 for interest on Participating Income Notes in 2003.


The Provident Bank was paid interest of $709,722 in 2001, $709,722 in 2002 and $712,056 in 2003. In addition, affiliates of Summitbridge National Investments, LLC (collectively, "Summitbridge"), the acquirer of assets previously owned by Provident Bank were paid interest of $116,911 in 2003. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company has also advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. In view of the foregoing, the Company does not consider Summitbridge to be an affiliate of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following consolidated financial statements of Noble
          Roman's, Inc. and subsidiaries are included in Item 8:       Page
                                                                       ----

          Consolidated Balance Sheets - December 31, 2002 and 2003          14

          Consolidated Statements of Operations - years ended
          December 31, 2001, 2002 and 2003                                  15

          Consolidated Statements of Changes in Stockholders'
          Equity - years ended December 31, 2001, 2002 and 2003             16

          Consolidated Statements of Cash Flows - years ended
          December 31, 2001, 2002 and 2003                                  17

          Notes to Consolidated Financial Statements                        18

          Report of Independent Auditors - Larry E. Nunn &
          Associates, LLC                                                   22

          (a)      Exhibits

          Exhibit No.
          3.1    Amended Articles of Incorporation of the Registrant        (1)
          3.2    Amended and Restated By-Laws of the Registrant
          4.1    Specimen Common Stock Certificates                         (1)
          10.3   Employment Agreement with Paul W. Mobley dated
                 November 15, 1994                                          (3)
          10.4   Credit Agreement with The Provident Bank dated
                 December 1, 1995                                           (5)
          10.6   1984 Stock Option Plan
          10.7   Form of Stock Option Agreement                             (6)
          11.1   Statement Re: Computation Per Share Earnings
          21.1   Subsidiaries of the Registrant                             (2)
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


 Date: March   , 2004                 By: /s/  Paul W. Mobley
       --------------                     -------------------------------------
                                          Paul W. Mobley, Chairman of the Board



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 Date: March 24, 2004                 By: /s/  Paul W. Mobley
       --------------                     -------------------------------------
                                          Paul W. Mobley
                                          Chairman of the Board and Director

 Date: March 24, 2004                 By: /s/  A. Scott Mobley
       --------------                     -------------------------------------
                                          A. Scott Mobley
                                          President and Director

 Date: March 24, 2004                 By: /s/  Douglas H. Coape-Arnold
       --------------                     -------------------------------------
                                          Douglas H. Coape-Arnold
                                          Director

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


March  24, 2004                                  /s/ Paul W. Mobley
                                                 -------------------------------
                                                 Paul W. Mobley
                                                 Chief Executive Officer

Subscribed and sworn to before me this 24th day of March, 2004.

                                                 /s/  Linda L. Minett
                                                 -------------------------------
                                                 Notary Public
My commission expires:  11/27/08

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

March  24, 2004                                  /s/ Paul W. Mobley
                                                 -------------------------------
                                                 Paul W. Mobley
                                                 Chief Financial Officer

Subscribed and sworn to before me this 24th day of March, 2004.

                                                 /s/  Linda L. Minett
                                                 -------------------------------
                                                 Notary Public
My commission expires:  11/27/08