Form 10-Q
period 2004-03-31
NOBLE ROMANS INC
filed 2004-05-13
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934
    For the quarterly period ended March 31, 2004

                                       Or

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from             to
                               -----------    -----------

                         Commission file number: 0-11104


                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)

          Indiana                                           35-1281154
(State or other jurisdiction                             (I.R.S. Employer
       of organization)                                 Identification No.)

     One Virginia Avenue, Suite 800
           Indianapolis, Indiana                               46204
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
                               Yes  X   No
                                   ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Exchange Act).
                               Yes      No  X
                                   ---     ---

As of May 10, 2004 there were 16,277,827 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following condensed consolidated financial statements are included herein:

                  Condensed consolidated balance sheets as of
                       December 31, 2003 and March 31, 2004              Page 3

                  Condensed consolidated statements of operations
                       for the three months ended March 31, 2003
                        and 2004                                         Page 4

                  Condensed consolidated statements of cash flows
                       for the three months ended March 31, 2003
                       and 2004                                          Page 5

                  Notes to condensed consolidated financial statements   Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                           (Audited)      (Unaudited)
                                                                          December 31,      March 31,
                                                                              2003            2004
                                                                          ------------    ------------
                                      Assets
                                      ------
Current assets:
     Cash                                                                 $    237,445    $    157,400
     Accounts and notes receivable (net of allowances)                         711,385         790,706
     Inventories                                                               157,192         165,025
     Prepaid expenses                                                          439,901         478,455
     Current portion of long-term notes receivable                             147,923         150,902
     Deferred tax asset - current portion                                    2,250,000       2,250,000
                                                                          ------------    ------------
          Total current assets                                               3,943,847       3,992,488
                                                                          ------------    ------------

Property and equipment:
     Equipment                                                                 988,980       1,073,881
     Leasehold improvements                                                     86,229          86,229
                                                                          ------------    ------------
                                                                             1,075,209       1,160,110
     Less accumulated depreciation and amortization                            441,239         457,473
                                                                          ------------    ------------
          Net property and equipment                                           633,970         702,638
                                                                          ------------    ------------
Deferred tax asset (net of current portion)                                  7,799,340       7,630,445
Other assets                                                                 1,907,133       1,955,756
                                                                          ------------    ------------
               Total assets                                               $ 14,284,289    $ 14,281,327
                                                                          ============    ============

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                $  1,057,564    $    826,749
     Note payable to officer                                                    65,840          65,840
     Current portion of long-term notes payable                                600,000              --
                                                                          ------------    ------------
          Total current liabilities                                          1,723,404         892,589
                                                                          ------------    ------------

Long-term obligations:
     Notes payable net of current portion                                    7,200,000       7,700,000
     Subordinated debentures                                                 2,040,000       2,040,000
     Participating income notes                                                859,060         859,060
                                                                          ------------    ------------
          Total long-term liabilities                                       10,099,060      10,599,060
                                                                          ------------    ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,277,827 outstanding
          as of December 31, 2003 and March 31, 2004)                       17,789,452      17,789,452
     Preferred stock (5,000,000 shares authorized)                           4,929,274       4,929,274
     Accumulated deficit                                                   (20,256,901)    (19,929,048)
                                                                          ------------    ------------
          Total stockholders' equity                                         2,461,825       2,789,678
                                                                          ------------    ------------
               Total liabilities and stockholders' equity                 $ 14,284,289    $ 14,281,327
                                                                          ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                  2003          2004
                                                               -----------   -----------
Revenue:
      Royalties and fees                                       $ 1,530,683   $ 1,696,561
      Administrative fees and other                                 39,335        52,941
      Restaurant revenue                                           200,762       193,826
                                                               -----------   -----------
           Total revenue                                         1,770,780     1,943,328

Operating expenses:
     Salaries and wages                                            262,082       275,096
     Trade show expense                                             78,607       124,587
     Travel expense                                                 46,951        64,667
     Other operating expenses                                      185,019       179,095
     Restaurant expenses                                           198,164       186,195
Depreciation and amortization                                       16,232        16,233
General and administrative                                         311,714       355,341
                                                               -----------   -----------
          Operating income                                         672,011       742,115

Interest and other expense                                         260,628       245,366
                                                               -----------   -----------
          Income before income tax                                 411,383       496,749

Income tax                                                         139,870       168,895
                                                               -----------   -----------
          Net income                                           $   271,513   $   327,854
                                                               ===========   ===========

Basic earnings per share:
     Net income                                                $       .02   $       .02
                                                               ===========   ===========

Basic weighted average number of common shares outstanding      16,166,158    16,277,824

Diluted earnings per share:
     Net income                                                $       .02   $       .02
                                                               ===========   ===========

Diluted weighted average number of common shares outstanding    17,069,783    17,309,176

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
OPERATING ACTIVITIES                                                             2003         2004
--------------------                                                          ---------    ---------
   Net income                                                                 $ 271,513    $ 327,854
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                            68,526       41,054
        Deferred federal income taxes                                           139,870      168,895
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                 99,806      (79,321)
             Inventories                                                           (213)      (7,833)
             Prepaid expenses                                                   (22,149)     (38,554)
             Other assets                                                      (325,393)         102
            Accounts payable                                                    (72,610)     (75,048)
                                                                              ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               159,349      337,150
                                                                              ---------    ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                                            (3,572)     (17,052)
                                                                              ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                                    (3,572)     (17,052)
                                                                              ---------    ---------

FINANCING ACTIVITIES
   Payments received on long-term notes receivable                                   --       35,883
   Payment of obligations from discontinued operations                         (143,876)    (336,026)
   Payment of principal on outstanding debt                                          --     (100,000)
                                                                              ---------    ---------
        NET CASH USED BY FINANCING ACTIVITIES                                  (143,876)    (400,143)
                                                                              ---------    ---------

INCREASE (DECREASE) IN CASH                                                      11,901      (80,045)

        Cash at beginning of period                                              13,180      237,445
                                                                              ---------    ---------

        Cash at end of period                                                 $  25,081    $ 157,400
                                                                              =========    =========

Supplemental schedule of non-cash investing and financing activities

    None.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has an outstanding note payable originally made in favor of a bank with an unpaid balance of $7,700,000. By the terms of the note it bears interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible to 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company has filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against Summitbridge. To date, Summitbridge has not formally responded to the Complaint, however, Summitbridge informally has advised the Company that it disagrees with the Company's position as to the applicability of the Indiana Business Combination Law. The Company intends to vigorously prosecute its claims against Summitbridge.

Based on the Company's 2001, 2002, 2003 and first quarter of 2004 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened in the future and the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire, the majority of which expire between 2012 and 2016. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 2003 and 2004


Introduction
------------

The Company's strategic direction is to grow its business by franchising primarily in non-traditional locations.

The Company recently took its cold sub sandwich menu items, improved them and expanded the offerings into a separate concept named Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective, but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. To date, franchisees have opened two Tuscano's locations in Virginia, and the Company has awarded four additional Tuscano's franchise agreements for Illinois, Georgia, Virginia and Mississippi with ongoing discussions for several more agreements in the coming weeks. Additionally, the Company plans on adding Tuscano's to its corporate test unit during May 2004. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza.

The Company continues its focus of awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. Noble Roman's has sold franchises in 44 states from coast-to-coast within the United States. In addition, it has sold franchise agreements for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

Both franchising concepts were designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting menu items. The concepts were designed to also be convenient and quick for its customers. Based on the Company's experience, we believe that franchising for non-traditional locations offers many opportunities for growth for the foreseeable future.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and for March 31, 2004, respectively.

            Consolidated Statement of Operations
            Noble Roman's, Inc. and Subsidiaries

                                      Three Months Ended
                                           March 31,
                                       -----------------
                                        2003       2004
                                       ------     ------
Revenue:
     Royalties and fees                 86.5%      87.3%
     Administrative fees and other       2.2        2.7
     Restaurant revenue                 11.3       10.0
                                       -----      -----
          Total revenue                100.0      100.0

Operating expenses:
     Salaries and wages                 14.8       14.2
     Trade show expenses                 4.4        6.4
     Travel expense                      2.7        3.3
     Other operating expenses           10.4        9.2
     Restaurant expenses                11.2        9.6
Depreciation and amortization             .9         .8
General and administrative              17.6       18.3
                                       -----      -----
     Operating income                   38.0       38.2

Interest                                14.7       12.6
                                       -----      -----

     Income before income tax           23.2       25.6
Income tax                               7.9        8.7
                                       -----      -----
          Net income                    15.4%      16.9%
                                       =====      =====


2004 Compared wth 2003
----------------------

Total revenue increased from approximately $1.77 million for the three-month period ended March 31, 2003 to $1.94 million for the three-month period ended March 31, 2004. This was an increase of approximately 9.7%. The primary reason for this increase was the increase in royalties and fees as a result of the continued growth in the number of franchise locations.

Salaries and wages decreased from 14.8% of revenue for the three-month period ended March 31, 2003 to 14.2% of revenue for the three-month period ended March 31, 2004. This decrease was primarily the result of the growth in the number of franchised locations while utilizing approximately the same operational structure. This trend should continue as the Company continues to sell more franchises.

Trade show expense increased from 4.4% of revenue for the three-month period ended March 31, 2003 to 6.4% of revenue for the three-month period ended March 31, 2004. This increase was primarily the result of scheduling more national trade shows to attract franchisees from additional venues to further diversify the Company's target market.

Travel expense increased from 2.7% of revenue for the three-month period ended March 31, 2003 to 3.3% of revenue for the three-month period ended March 31, 2004. This increase was primarily the result of more national growth further from the Company headquarters which requires greater travel. This trend should reverse as more franchises open in those markets allowing for better utilization of personnel.

Other operating expenses decreased from 10.4% of revenue for the three-month period ended March 31, 2003 to 9.2% of revenue for the three-month period ended March 31, 2004. This decrease was the result of the continued growth of revenue by the increased number of locations while utilizing essentially the same operating structure.

Restaurant expenses decreased from 11.2% of revenue for the three-month period ended March 31, 2003 to 9.6% of revenue for the three-month period ended March 31, 2004. This decrease was primarily the result of the increase in revenue from growth in franchising while maintaining the same operating restaurants.

General and administrative expense increased from 17.6% of revenue for the three-month period ended March 31, 2003 to 18.3% of revenue for the three-month period ended March 31, 2004. This increase was primarily the result of preparing for additional expansion. The Company maintained essentially the same general and administrative expense for the past three years. The Company expects that the general and administrative expense will trend downward as a percent of revenue as a result of additional growth in the future.

Interest and other expense decreased from 14.7 % of revenue for the three-month period ended March 31, 2003 to 12.6% of revenue for the three-month period ended March 31, 2004. This decrease was primarily the result of repaying the majority of the Participating Income Notes in late 2003 by issuing new Subordinated Debentures at more attractive interest rates, and as a result of the growth in revenue without additional borrowing. This trend should continue as the Company continues to grow its revenue by additional franchising.

Net income increased from approximately $272 thousand for the three-month period ended March 31, 2003 to approximately $328 thousand for the three-month period ended March 31, 2004. This was approximately a 20.75% increase. The increase was a result of the continued growth in revenues from franchising by utilizing approximately the same operating and administrative structure. This trend should continue as the Company continues to grow by additional franchising.

Liquidity and Capital Resources
-------------------------------

The Company's strategic direction is to grow its business by franchising primarily in non-traditional locations. This strategy does not require significant growth in capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of growth by franchising plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

The Company has an outstanding note payable originally made in favor of a bank with an unpaid balance of $7,700,000. By the terms of the note it bears interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible to 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company has filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against Summitbridge. To date, Summitbridge has not formally responded to the Complaint, however, Summitbridge informally has advised the Company that it disagrees with the Company's position as to the applicability of the Indiana Business Combination Law. The Company intends to vigorously prosecute its claims against Summitbridge.

The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients and labor and disputes regarding the Company's obligations under certain financing agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at 8.75%.

Due to the nature of the Company's borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.  Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, Paul
W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

         The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997 and 2000. As described under "MD&A
         - Liquidity and Capital Resources", the Company is involved in litigation involving a dispute regarding its obligations under certain financing agreements. The Company believes that none of its current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company beyond the amount reserved in its financial statements.

ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  See Exhibit Index appearing on page 12.

                                Index to Exhibits

Exhibit
-------

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NOBLE ROMAN'S, INC.



Date: May 12, 2004                         /s/  Paul W. Mobley
                                           -------------------------------------
                                           Paul W. Mobley, Chairman of the Board