Form 10-Q
period 2004-06-30
NOBLE ROMANS INC
filed 2004-08-13
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2004



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

As of August 1, 2004, there were 16,277,827 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following condensed consolidated financial statements are included herein:


      Condensed consolidated balance sheets as of December 31, 2003
           and June 30, 2004                                             Page 3

      Condensed consolidated statements of operations for the three
           months  and six months ended June 30, 2003 and 2004           Page 4

      Condensed consolidated statements of cash flows for the
          six months ended June 30, 2003 and 2004                        Page 5

      Notes to condensed consolidated financial statements               Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                    (Unaudited)
                                                                   December 31,        June
                                                                       2003             30,
                                                                                       2004
                                                                   ------------    ------------
                                      Assets
                                      ------
Current assets:
     Cash                                                          $    237,445    $    273,933
     Accounts and notes receivable (net of allowances)                  711,385         963,804
     Inventories                                                        157,192         163,589
     Prepaid expenses                                                   439,901         437,492
     Current portion of long-term notes receivable                      147,923         153,940
     Deferred tax asset - current portion                             1,350,000       1,350,000
                                                                   ------------    ------------
          Total current assets                                        3,043,847       3,342,758
                                                                   ------------    ------------

Property and equipment:
     Equipment                                                          988,980       1,122,350
     Leasehold improvements                                              86,229          94,936
                                                                   ------------    ------------
                                                                      1,075,209       1,217,286
     Less accumulated depreciation and amortization                     441,239         474,145
                                                                   ------------    ------------
          Net property and equipment                                    633,970         743,141
                                                                   ------------    ------------
Deferred tax asset (net of current portion)                           8,699,340       8,324,763
Other assets                                                          1,907,133       1,925,585
                                                                   ------------    ------------
               Total assets                                        $ 14,284,289    $ 14,336,247
                                                                   ============    ============

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                         $  1,057,564    $    465,401
     Note payable to officer                                             65,840          65,840
                                                                   ------------    ------------
          Total current liabilities                                   1,123,404         531,241
                                                                   ------------    ------------

Long-term obligations:
     Notes payable to bank                                            7,800,000       7,700,000
     Subordinated debentures                                          2,040,000       2,040,000
     Participating income notes                                         859,060         859,060
                                                                   ------------    ------------
          Total long-term liabilities                                10,699,060      10,599,060
                                                                   ------------    ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,277,827 out-
          standing at December 31, 2003 and June 30, 2004)           17,789,452      17,789,452
     Preferred stock (5,000,000 shares authorized)                    4,929,274       4,929,274
     Accumulated deficit                                            (20,256,901)    (19,512,780)
                                                                   ------------    ------------
          Total stockholders' equity                                  2,461,825       3,205,945
                                                                   ------------    ------------
               Total liabilities and stockholders' equity          $ 14,284,289    $ 14,336,247
                                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
                                                           2003          2004          2003          2004
                                                           ----          ----          ----          ----
Revenue:
      Royalties and fees                               $ 1,660,278   $ 1,792,474   $ 3,190,961   $ 3,489,035
      Administrative fees and other                         51,157        22,131        90,492        75,072
      Restaurant revenue                                   225,748       308,092       426,510       501,917
                                                       -----------   -----------   -----------   -----------
           Total revenue                                 1,937,183     2,122,697     3,707,963     4,066,024

Operating expenses:
     Salaries and wages                                    263,995       288,411       526,077       563,507
     Trade show expense                                     79,293        83,394       157,900       207,981
     Travel expense                                         39,916        55,781        86,868       120,449
     Other operating expenses                              165,754       175,486       350,772       354,580
     Restaurant expenses                                   220,534       299,275       418,698       485,470
Depreciation and amortization                               16,232        16,672        32,464        32,905
General and administrative                                 306,221       331,291       617,934       686,632
                                                       -----------   -----------   -----------   -----------
          Operating income                                 845,238       872,386     1,517,249     1,614,501

Interest and other expense                                 252,777       250,437       513,405       495,803
                                                       -----------   -----------   -----------   -----------
          Income before income tax                         592,461       621,950     1,003,844     1,118,698

Income tax                                                 201,437       205,683       341,307       374,577
                                                       -----------   -----------   -----------   -----------
          Net income                                   $   391,024   $   416,267   $   662,537   $   744,121
                                                       ===========   ===========   ===========   ===========

Earnings per share:
     Net income                                        $       .02   $       .03   $       .04   $       .05

Weighted average number of common shares outstanding
                                                        16,166,158    16,277,827    16,166,158    16,277,827

Fully diluted earnings per share:
     Net income                                        $       .02   $       .02   $       .04   $       .04

Weighted average number of common shares outstanding    17,102,511    17,156,501    17,102,511    17,156,501

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                      --------
                                                                                 2003         2004
                                                                                 ----         ----

OPERATING ACTIVITIES
   Net income                                                                 $ 662,537    $ 744,121
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                           125,594       78,365
        Deferred federal income taxes                                           341,307      374,577
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                (65,238)    (252,419)
             Inventory                                                            8,577       (6,397)
             Prepaid expenses                                                  (130,606)       2,410
             Other assets                                                      (234,665)         517
        Increase (decrease) in:
            Accounts payable                                                   (213,626)    (283,195)
                                                                              ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               493,880      657,979
                                                                              ---------    ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                                           (28,061)     (74,228)
                                                                              ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                                   (28,061)     (74,228)
                                                                              ---------    ---------

FINANCING ACTIVITIES
   Payment received on long-term notes receivable                                    --       72,487
   Payment of obligations from discontinued operations                         (468,251)    (519,750)
   Payment of principal on outstanding debt                                          --     (100,000)
                                                                              ---------    ---------
        NET CASH USED BY FINANCING ACTIVITIES                                  (468,251)    (547,263)
                                                                              ---------    ---------

INCREASE (DECREASE) IN CASH                                                      (2,432)      36,488

        Cash at beginning of period                                              13,180      237,445
                                                                              ---------    ---------

        Cash at end of period                                                 $  10,748    $ 273,933
                                                                              =========    =========

Supplemental schedule of non-cash investing and financing activities

None.

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it bears interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company has filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against Summitbridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. Summitbridge filed an Answer, as well as a Counterclaim against the Company and certain of its subsidiaries and principal shareholder to enforce certain purported guarantees.

Summitbridge also has filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion seeks for the Court to rule that the Indiana Business Combination Law does not prevent Summitbridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. Summitbridge's motion has been briefed and argued and has been taken under submission by the Court which has not yet ruled on it. The Company intends to continue to vigorously prosecute its claims against Summitbridge and to defend against Summitbridge's counterclaims.

Based on the Company's 2001, 2002, 2003 operating results and results thus far in 2004, its business plan, the number of franchise units now open, the backlog of units sold to be opened in the future and the backlog of franchise prospects now in ongoing discussions and negotiations, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire, the majority of which expire between 2012 and 2016. Therefore, no valuation allowance was established for its deferred tax asset. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six-month periods ended June 30, 2003 and 2004


Introduction
------------

The Company's strategic direction is to grow its business by franchising primarily in non-traditional locations.

The Company recently improved its cold sub sandwich menu items, and expanded the offerings into a separate concept named Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective, but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. To date, franchisees have opened seven Tuscano's locations. Additionally, the Company has awarded nine Tuscano's franchise agreements to be opened soon. Additionally, the Company plans on adding Tuscano's to its corporate test unit during May 2004. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

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

Both franchising concepts were designed to capitalize on the rapid growth of non-traditional locations for quick service restaurants and to be simple to operate, requiring a modest investment, with minimal staffing requirements while serving great tasting menu items. The concepts were designed to be convenient and quick for its customers. Based on the Company's experience, we believe that franchising for non-traditional locations offers many opportunities for growth for the foreseeable future.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and June 30, 2004, respectively.

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                                       --------                  --------
                                                    2003      2004            2003      2004
                                                    ----      ----            ----      ----
Revenue:
     Royalties and fees                             85.7%     84.5%           86.1%     85.9%
     Administrative fees and other                   2.6       1.0             2.4       1.8
     Restaurant revenue                             11.7      14.5            11.5      12.3
                                                   -----     -----           -----     -----
          Total revenue                            100.0     100.0           100.0     100.0

Operating expenses:
     Salaries and wages                             13.6      13.6            14.2      13.9
     Trade show expenses                             4.1       3.9             4.3       5.1
     Travel expense                                  2.1       2.6             2.3       3.0
     Other operating expenses                        8.6       8.3             9.5       8.7
     Restaurant expenses                            11.4      14.1            11.3      11.9
Depreciation and amortization                         .8        .8              .9        .8
General and administrative                          15.8      15.6            16.7      16.9
                                                   -----     -----           -----     -----
     Operating income                               43.6      41.1            40.9      39.7

Interest and other expense                          13.0      11.8            13.8      12.2
                                                   -----     -----           -----     -----
     Net income before income tax                   30.6      29.3            27.1      27.5

Income tax                                          10.4       9.7             9.2       9.2
                                                   -----     -----           -----     -----
     Net income                                     20.2%     19.6%           17.9%     18.3%
                                                   =====     =====           =====     =====

Results of Operations
---------------------

Total revenue from royalties and fees increased from $1.66 million to $1.79 million and from $3.19 million to $3.49 million, respectively, for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in 2003. That represented 8.0% and 9.3% growth, respectively, for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in 2003. Total revenue increased from $1.94 million to $2.12 million and from $3.71 million to $4.07 million, or an increase of 9.6% and 9.7%, respectively, for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in 2003. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and the higher unit sales from some of the most recent openings. The increases in total revenue were the result of the increase in royalties and fees partially offset by decrease in administrative fees and other and an increase in restaurant revenue as a result of operating on some military bases until they are sold as franchise locations. The Company has no intention of operating these locations except temporarily until a qualified franchisee can be located.

Salaries and wages represented 13.6% of revenue for the three-month periods ended June 30, 2003 and June 30, 2004. Salaries and wages decreased from 14.2% of revenue for the six-month period ended June 30, 2003 to 13.9% of revenue for the corresponding period in 2004. The primary reason for the decrease in the six-month period compared to last year was the growth in revenue with only a very minor increase in salaries by utilizing the same staff to support additional growth.

Trade show expense decreased from 4.1% of revenue for the three-month period ended June 30, 2003 to 3.9% of revenue for the corresponding period in 2004. Trade show expense increased for the six-month period ended June 30, 2004 to 5.1% of revenue from 4.3% of revenue for the corresponding period in 2003. The increase in the six-month period was primarily the result of increased participation in national trade shows to create additional growth for the future.

Travel expenses increased from 2.1% and 2.3% of revenue for the three-month and six-month periods ended June 30, 2003 to 2.6% and 3.0%, respectively, of revenue for the corresponding periods in 2004. This increase was primarily the result of the increase in the number of franchise locations, especially locations further away from the home office.

Other operating expenses decreased from 8.6% and 9.5% of revenue for the three-month and six-month periods ended June 30, 2003 to 8.3% and 8.7%, respectively, of revenue for the corresponding periods in 2004. These decreases were primarily the result of the growth in revenue from additional locations with only minor increase in total operating expenses.

Restaurant expenses increased from 11.4% and 11.3% of revenue for the three-month and six-month periods ended June 30, 2003 to 14.1% and 11.9%, respectively, of revenue for the corresponding periods in 2004. These increases were the result of operations on certain military bases until they are sold as franchise locations. The Company only plans to operate these locations temporarily until a franchisee can be located.

General and administrative expense decreased from 15.8% of revenue for the three-month period ended June 30, 2003 to 15.6% of revenue for the corresponding period in 2004. General and administrative expense increased for the six-month period ended June 30, 2004 to 16.9% of revenue from 16.7% of revenue for the corresponding period in 2003. The slight decrease in the three-month period ended June 30, 2004 was a result of revenue growth offsetting the growth in general and administrative expenses that were increased at the beginning of 2004 in anticipation of the additional growth. The slight increase in the six-month period was a result of the growth in revenue not yet offsetting the growth in general and administrative expenses that were increased in the beginning of 2004 to support planned growth.

Operating income decreased from 43.6% and 40.9% of revenue for the three-month and six-month periods ended June 30, 2003 to 41.1% and 39.7%, respectively, of revenue for the corresponding periods in 2004. The decrease in operating income as a percentage of revenue was a result of increasing capacity for future growth. It is anticipated that the operating income as a percent of revenue will improve later in the year as revenue continues to grow from the growth in the number of units.

Interest expense decreased from 13.0% and 13.8% of revenue for the three-month and six-month periods ended June 30, 2003 to 11.8% and 12.2%, respectively, of revenue for the corresponding periods in 2004. This decrease was the result of the revenue increases from additional growth while the interest cost remained approximately the same .

Net income increased from approximately $391 thousand to $416 thousand and from $663 thousand to $744 thousand, respectively, for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in 2003. These amounts reflected 6.5% and 12.3% growth, respectively, for the three-month and six-month periods ended June 30, 2004 as compared to the corresponding periods in 2003. The primary reason for this increase was the continued growth in the number of franchised units. This was partially offset by increased operating costs in preparation for planned growth in the future. Management believes that the operating structure in place will not change significantly from continued growth in the near future and, therefore, as additional new units open the net income should continue to grow.

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

The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it bears interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company has filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against Summitbridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. Summitbridge filed an Answer, as well as a Counterclaim against the Company and certain of its subsidiaries and principal shareholder to enforce certain purported guarantees.

Summitbridge also has filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion seeks for the Court to rule that the Indiana Business Combination Law does not prevent Summitbridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. Summitbridge's motion has been briefed and argued and has been taken under submission by the Court which has not yet ruled on it. The Company intends to continue to vigorously prosecute its claims against Summitbridge and to defend against Summitbrige's counterclaims.


The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients and labor and disputes regarding the Company's obligations under certain financing agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997 and 2000. As described above in
         Part I under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", the Company is involved in litigation involving a dispute regarding its obligations under certain financing agreements. Although there can be no assurance, the Company believes that the outcome of current legal proceedings, individually or in the aggregate, will not have a material adverse effect upon the Company beyond the amount reserved in its financial statements.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  See Exhibit Index appearing on page 13.

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




                                            NOBLE ROMAN'S, INC.



Date:   August 11, 2004            By /s/ Paul W. Mobley
                                      ------------------
                                      Paul W. Mobley, Chairman of the Board and
                                      Chief Financial Officer