Form 10-Q
period 2004-09-30
NOBLE ROMANS INC
filed 2004-11-15
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended September 30, 2004



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

As of November 10, 2004, there were 16,277,827 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

     The following condensed consolidated financial statements are included herein:


       Condensed consolidated balance sheets as of December 31, 2003
            and September 30, 2004                                        Page 3

       Condensed consolidated statements of operations for the three
            months and nine months ended September 30, 2003 and 2004      Page 4

       Condensed consolidated statements of cash flows for the
           nine months ended September 30, 2003 and 2004                  Page 5

       Notes to condensed consolidated financial statements               Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                          Unaudited
                                                                         December 31,    September 30,
                                                                             2003            2003
                                                                         ------------    ------------
                        Assets
                        ------
Current assets:
     Cash                                                                 $    237,445    $    430,581
     Accounts and notes receivable (net of allowances)                         711,385         870,819
     Inventories                                                               157,192         144,108
     Equipment held for resale                                                      --          75,000
     Prepaid expenses                                                          439,901         485,203
     Current portion of long-term notes receivable                             147,923         157,039
     Deferred tax asset - current portion                                    1,350,000       1,350,000
                                                                          ------------    ------------
          Total current assets                                               3,043,847       3,512,750
                                                                          ------------    ------------

Property and equipment:
     Equipment                                                                 988,980       1,161,902
     Leasehold improvements                                                     86,229          95,510
                                                                          ------------    ------------
                                                                             1,075,209       1,257,412
     Less accumulated depreciation and amortization                            441,239         489,451
                                                                          ------------    ------------
          Net property and equipment                                           633,970         767,961
                                                                          ------------    ------------
Deferred tax asset (net of current portion)                                  8,699,340       8,139,114
Other assets                                                                 1,907,133       2,214,758
                                                                          ------------    ------------
               Total assets                                               $ 14,284,289    $ 14,634,582
                                                                          ============    ============

           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                $  1,057,564    $    469,200
     Note payable to officer                                                    65,840               0
                                                                          ------------    ------------
          Total current liabilities                                          1,123,404         469,200

Long-term obligations:
     Notes payable to bank                                                   7,800,000       7,700,000
     Subordinated debentures                                                 2,040,000       2,040,000
     Participating income notes                                                859,060         859,060
                                                                          ------------    ------------
           Total long-term liabilities                                      10,699,060      10,599,060
                                                                          ------------    ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 16,277,827 outstanding
          at December 31, 2003 and September 30, 2004)                      17,789,452      17,789,452
     Preferred stock (5,000,000 shares authorized)                           4,929,274       4,929,274
     Accumulated deficit                                                   (20,256,901)    (19,152,404)
                                                                          ------------    ------------
          Total stockholders' equity                                         2,461,825       3,566,322
                                                                          ------------    ------------
               Total liabilities and stockholders' equity                 $ 14,284,289    $ 14,634,582
                                                                          ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                              2003             2004             2003             2004
                                                          -----------      -----------      -----------      -----------
Revenue:
      Royalties and fees                                  $ 1,695,459      $ 1,750,150      $ 4,890,068      $ 5,239,185
      Administrative fees and other                            50,192           15,654          137,036           90,726
      Restaurant revenue                                      238,367          250,014          664,889          751,932
                                                          -----------      -----------      -----------      -----------
           Total revenue                                    1,984,018        2,015,818        5,691,993        6,081,842

Operating expenses:
     Salaries and wages                                       286,034          290,541          812,111          854,048
     Trade show expense                                        84,020           86,685          241,920          294,666
     Travel expense                                            61,887           70,804          148,754          191,252
     Other operating expenses                                 179,828          177,524          530,455          532,105
     Restaurant expenses                                      234,105          240,271          652,803          725,741
Depreciation and amortization                                  16,232           15,306           48,696           48,211
General and administrative                                    326,281          347,878          944,216        1,034,510
                                                          -----------      -----------      -----------      -----------
          Operating income                                    795,631          786,808        2,313,037        2,401,309

Interest and other expense                                    254,844          240,782          768,368          736,586
                                                          -----------      -----------      -----------      -----------
           Income before income tax                           540,787          546,026        1,544,669        1,664,723

Income tax                                                    183,867          185,649          525,187          560,226
                                                          -----------      -----------      -----------      -----------
           Net income                                     $   356,919          360,377      $ 1,019,481      $ 1,104,497
                                                          ===========      ===========      ===========      ===========

Earnings per share:
     Net income                                           $       .02      $       .02      $       .06      $       .07

Weighted average number of common shares outstanding       16,166,158       16,277,827       16,166,158       16,277,827


Fully diluted earnings per share:
     Net income                                           $       .02      $       .02      $       .06      $       .06

Weighted average number of common shares outstanding       17,015,481       17,044,648       17,157,632       17,044,648


See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 2003           2004
                                                                              -----------    -----------
OPERATING ACTIVITIES
   Net income                                                                 $ 1,019,481    $ 1,104,497
   Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                             178,262        114,281
        Deferred federal income taxes                                             525,187        560,226
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                 (125,744)      (159,434)
             Inventory                                                             11,484        (61,916)
             Prepaid expenses                                                    (205,906)       (45,302)
             Other assets                                                        (522,724)      (282,870)
        Increase (decrease) in:
            Accounts payable and accrued expenses                                (681,104)       (97,510)
                                                                              -----------    -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 198,936      1,131,972

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (59,952)      (114,352)
                                                                              -----------    -----------
        NET CASH (USED) IN INVESTING ACTIVITIES                                   (59,952)      (114,352)
                                                                              -----------    -----------

FINANCING ACTIVITIES
   Payment received on long-term notes receivable                                      --        109,830
   Net proceeds from issuance of subordinated debentures                        1,934,919             --
   Payment of obligations for discontinued operations                            (363,553)      (768,473)
   Payment of principal on outstanding debt                                    (1,563,740)      (165,840)
                                                                              -----------    -----------
        NET CASH PROVIDED BY (USED BY) FINANCING
            ACTIVITIES                                                              7,626       (824,483)
                                                                              -----------    -----------

INCREASE  IN CASH                                                                 146,610        193,136

        Cash at beginning of period                                                13,180        237,445
                                                                              -----------    -----------

        Cash at end of period                                                 $   159,790    $   430,581
                                                                              ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None.

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

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

Summitbridge also filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion sought for the Court to rule that the Indiana Business Combination Law does not prevent Summitbridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. Summitbridge's motion was briefed and argued and the Court has denied Summitbridge's motion. The Company intends to continue to vigorously prosecute its claims against Summitbridge and to defend against Summitbridge's counterclaims.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2003 and 2004


Introduction
------------

The Company's strategic direction is to grow its business by franchising primarily in non-traditional locations.

Earlier this year, the Company improved its cold sub sandwich menu items, and expanded the offerings into a separate concept named Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective, but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. To date, franchisees have opened 15 Tuscano's locations. The Company has awarded 17 additional Tuscano's franchise agreements to be opened soon. Additionally, the Company has added Tuscano's to its corporate test unit during May 2004. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and for September 30, 2004, respectively.

                                        Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                           -------------               -------------
                                        2003           2004        2003           2004
                                        ----           ----        ----           ----
Revenue:
     Royalties and fees                 85.5%          86.8%       85.9%           86.1%
     Administrative fees and other       2.5             .8         2.4             1.5
     Restaurant revenue                 12.0           12.4        11.7            12.4
                                       -----          -----       -----           -----
          Total revenue                100.0          100.0       100.0           100.0

Operating expenses:
     Salaries and wages                 14.4           14.4        14.3            14.0
     Trade show expenses                 4.2            4.3         4.3             4.8
     Travel expense                      3.1            3.5         2.6             3.1
     Other operating expenses            9.1            8.8         9.3             8.7
     Restaurant expenses                11.8           11.9        11.5            11.9
Depreciation and amortization             .8             .8          .9              .8
General and administrative              16.4           17.3        16.6            17.0
                                       -----          -----       -----           -----
     Operating income                   40.1           39.0        40.6            39.5

Interest and other expense              12.8           11.9        13.5            12.1
                                       -----          -----       -----           -----
     Net income before income tax       27.3%          27.1        27.1%           27.4

Income tax                               9.3            9.2         9.2             9.2
                                       -----          -----       -----           -----
     Net income                         18.0%          17.9%       17.9%           18.2%


Results of Operations
---------------------

Total revenue from royalties and fees increased from $1.70 million to $1.75 million and from $4.89 million to $5.24 million, respectively, for the three-month and nine-month periods ended September 30, 2004 compared to the corresponding periods in 2003. That is a 3.2% and 7.1% growth, respectively, for the three-month and nine-month periods ended September 30, 2004 as compared to the corresponding periods in 2003. Total revenue increased from $1.98 million to $2.02 million and from $5.69 million to $6.08 million, or an increase of 1.6% and 6.8%, respectively, for the three-month and nine-month periods ended September 30, 2004 compared to the corresponding periods in 2003. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and the higher unit sales from some of the most recent openings. The increase in total revenue was the result of the increase in royalties and fees partially offset by decrease in administrative fees and other and the increase in restaurant revenue as a result of operating locations on a temporary basis until they are sold as franchise locations. The Company has no intention of operating any of these locations except for the one test location on a permanent basis. They are only to be operated temporarily until a qualified franchisee is located.

Salaries and wages represented 14.4% of revenue for the three-month periods ended September 30, 2003 and September 30, 2004. Salaries and wages decreased from 14.3% of revenue for the nine-month period ended September 30, 2003 to 14.0% of revenue for the corresponding period in 2004. The primary reason for the decrease in the nine-month period compared to last year was the growth in revenue with only a very minor increase in salaries by utilizing the existing staff to support that growth.

Trade show expense increased from 4.2% and 4.3% of revenue for the three-month and nine-month periods ended September 30, 2003 to 4.3% and 4.8%, respectively, of revenue for the corresponding periods in 2004. This increase was the result of increased participation in national trade shows to broaden the company's base in different venues to create additional and more diversified growth for the future.

Travel expenses increased from 3.1% and 2.6% of revenue for the three-month and nine-month periods ended September 30, 2003 to 3.5% and 3.1%, respectively, of revenue for the corresponding periods in 2004. This increase was primarily the result of the increase in the number of franchise locations further away from the home office.

Other operating expenses decreased from 9.1% and 9.3% of revenue for the three-month and nine-month periods ended September 30, 2003 to 8.8% and 8.7%, respectively, of revenue for the corresponding periods in 2004. These decreases were primarily the result of the growth in revenue from additional locations with an actual decrease in total operating expenses for the three-month period ended September 30, 2004 and only a minor increase in the nine-month period.

Restaurant expenses increase from 11.8% and 11.5% of revenue for the three-month and nine-month periods ended September 30, 2003 to 11.9% and 11.9%, respectively, of revenue for the corresponding periods in 2004. These increases were the result of more temporary operations until they are sold as franchise locations. The Company only plans to operate these locations until a franchisee is located.

General and administrative expense increased from 16.4% and 16.6% of revenue for the three-month and nine month periods ended September 30, 2003 to 17.3% and 17.0%, respectively, of revenue for the corresponding periods in 2004. These increases are the result of the growth in revenue not yet offsetting the growth in general and administrative expenses that were increased in the beginning of 2004 to support planned growth.

Operating income decreased from 40.1% and 40.6% of revenue for the three-month and nine-month periods ended September 30, 2003 to 39.0% and 39.5%, respectively, of revenue for the corresponding periods in 2004. The decrease in operating income as a percentage of revenue was a result of increasing the capacity for future growth. It is anticipated that the operating income as a percent of revenue will improve as revenue continues to grow from the growth in the number of units.

Interest expense decreased from 12.8% and 13.5% of revenue for the three-month and nine-month periods ended September 30, 2003 to 11.9% and 12.1%, respectively, of revenue for the corresponding periods in 2004. This decrease was the result of the revenue increases from additional growth while the interest cost actually declined slightly.

Net income increased from approximately $357 thousand to $360 thousand and from $1.02 million to $1.10 million, respectively, for the three-month and nine-month periods ended September 30, 2004 compared to corresponding periods in 2003. These amounts reflected a 1.0% and 8.3% growth, respectively, for the three-month and nine-month periods ended September 30, 3004 as compared to the corresponding periods in 2003. The primary reason for this increase was the continued growth in the number of franchised units. This was partially offset by increased operating costs in preparation for planned growth in the future. Management believes that the operating structure in place will not change significantly from continue growth in the near future and, therefore, as additional new units open the net income should continue to increase.


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

The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. Summitbridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, Summitbridge currently has no voting rights with respect to the shares it acquired. The Company also has advised Summitbridge of the Company's position that the Indiana Business Combination Law prohibits Summitbridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against Summitbridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. Summitbridge filed an Answer, as well as a Counterclaim against the Company and certain of its subsidiaries and principal shareholder to enforce certain purported guarantees.

Summitbridge also filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion sought for the Court to rule that the Indiana Business Combination Law does not prevent Summitbridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. Summitbridge's motion was briefed and argued and the Court has ruled by denying Summitbridge's motion. The Company intends to continue to vigorously prosecute its claims against Summitbridge and to defend against Summitbrige's counterclaims.

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

         The Company is involved in various litigation relating to claims arising out of its normal business operations and relating to restaurant facilities closed in 1997 and 2000. As described above in
         Part I under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", the Company is involved in litigation involving a dispute regarding its obligations under certain financing agreements. Although there can be no assurance, the Company believes that the outcome of current legal proceedings, individually or in the aggregate, will not have a material adverse effect upon the Company.

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




                                        NOBLE ROMAN'S, INC.



Date:   November ___, 2004              -------------------------------------
                                        Paul W. Mobley, Chairman of the Board