Form 10-K
period 2004-12-31
NOBLE ROMANS INC
filed 2005-03-29
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the fiscal year ended December 31, 2004. Transition Report Pursuant to Section 13 or 15 (d) of the Securities
-----     Exchange Act of 1934
          for the transition period from                   to                  .
                                         -----------------    -----------------

                         Commission file number 0-11104

                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)

            Indiana                                            35-1281154
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No X
                                       ---    ---

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $21,977,816.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 17,136,884 shares of common stock as of March 15, 2005.

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2004
                                Table of Contents


Item #
in Form 10-K                                                           Page
                                     PART I

1.   Business                                                            3
2.   Properties                                                          7
3.   Legal Proceedings                                                   7
4.   Submission of Matters to a Vote of Security Holders                 8

                                     PART II
5.   Market for Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities                   9
6.   Selected Financial Data                                            10
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          10
7A.  Quantitative and Qualitative Disclosures About Market Risk
8.   Financial Statements and Supplementary Data                        17
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                           27
9A.  Controls and Procedures                                            27
9B.  Other Information                                                  27

                                    PART III
10.  Directors and Executive Officers of the Registrant                 27
11.  Executive Compensation                                             28
12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         31
13.  Certain Relationships and Related Transactions                     33

                                     PART IV
14.  Principal Accounting Fees and Services                             34
15.  Exhibits, Financial Statements Schedules                           35

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. Prior to focusing its efforts on franchising for non-traditional and co-branded foodservice operations, the Company had approximately 25 years' experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. Since the franchises are typically installed in pre-existing, high-traffic commercial, military, educational and recreational facilities, a typical franchise requires an investment of approximately $25,000 to $130,000 per franchise per location. Royalties and fees from franchise operations accounted for 84.9%, 86.1% and 85.8% of total revenue for 2002, 2003 and 2004, respectively. Other financial information about the Company's business, including revenue, profit and loss, and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data.


Products & Systems
------------------

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been developed in such a way as to produce superior results. Here are a few of the differences that make our product unique:

     o Crust made with only specially milled flour with above average protein and yeast.
     o Fresh packed, uncondensed sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
     o 100% real cheese blended from mozzarella and muenster, with no soy additives or extenders.
     o 100% real meat toppings, again with no additives or extenders - a real departure from many pizza concepts.
     o Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
     o An extended product line that includes breadsticks with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
     o A recently introduced fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

The Company carefully developed all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout all 48 contiguous states. This process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor.

The operating systems are also uniquely developed for simplicity of operation and for minimizing hourly labor requirements and management intensiveness. Operational layout, product pre-preparation, assembly and baking, and customer fulfillment were all designed to function efficiently and cost-effectively with minimal space requirements. Service systems are customizable by franchise venue, but generally the customers either select from a variety of instantly available "grab-and-go" products in an attractive countertop kiosk display, or made and baked-to-order traditional large pizzas with their favorite toppings. Pizzas and all other menu items have been designed for quick assembly and baking through stackable conveyor ovens. All menu items can be ready to serve in approximately five minutes or less utilizing our fully-prepared pizza crust.

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

Tuscano's Italian Style Subs
----------------------------

During 2004, the Company improved its cold sub sandwich menu items and expanded the offerings into a separate concept called Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. To date, franchisees have opened 21 Tuscano's locations, and the Company has awarded 21 additional Tuscano's franchise agreements to be opened soon. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

Tuscano's was created with special distinction designed into every component key to the operator, from the delicious food, to the simple to operate systems and to the productivity of the investment itself. With its Italian theme setting it apart, Tuscano's offers brand name authority with the marketing power of distinctiveness. Tuscano's was designed to be comfortably familiar with the customer. For example, like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the cash out point. Yet Tuscano's has many distinctive competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, the thematic menu selections and serving options, and the generous yet cost effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost effective.

Tuscano's menu offers a wide variety of products with built-in simplicity of operations and with surprisingly few ingredients. The menu offers any of the sandwiches with the customer's choice of fresh baked white bread, wheat bread or a tomato basil wrap and the customer further gets to choose to have the sandwich either cold or grilled. The customers are offered a wide variety of tastes by choosing their choice of meat, their choice of toppings and any of a host of sauces and spreads. The menu also offers large and appealing Salad Bowls which can be upgraded to a Salad Supremo by adding on top any of the pre-set sandwich meat and topping combinations. In addition, the menu offers a delicious soup of the day which can be chosen from a variety of soups.

Typical Locations & Growth Plans
--------------------------------

Typical non-traditional locations include hospitals, military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and other types of locations with pre-existing customer traffic. The Company attempts to co-brand Noble Roman's Pizza and Tuscano's Italian Style Subs where possible, however, the Company has some other co-branding relationships with other restaurant chains for both traditional and non-traditional locations. Co-branding allows the owners of the franchises to include multiple concepts and menu offerings while utilizing their existing facility investment and overhead structure. With much of the fixed overhead required already in place for one concept, a second concept can be added with the potential of extremely attractive margins on the additional sales it attracts to the location.

The Company has now awarded over 1,300 franchises since 1997 in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In addition to the pipeline of sold but unopened locations, it is the Company's plan to aggressively pursue the sale of additional franchises. The Company is currently involved in ongoing discussions and negotiations involving many additional franchise locations.

In December 2004, the Company announced its intent to franchise dual branded Noble Roman's Pizza and Tuscano's Italian Style Subs restaurants in traditional locations. These dual branded locations have separate menu boards and counter designs with different appearances for the two concepts but utilize a central cashier station between the two operations. The benefits of this concept are significant to the franchisee as rent and other operating expenses are shared by the two concepts, employees can be cross-trained and some restaurant equipment can be shared between the two operations. Another benefit is that, historically, sandwich restaurants do a majority of their business during the lunch hours while pizza restaurants do a majority of their sales in the evening hours. In order to develop these traditional restaurants in central Indiana, the Company entered into a Development Agreement with an independent Development Agent so as to not divert the efforts of existing development employees from the continued franchising of non-traditional locations.

Company Strategy
----------------

The Company's focus will remain on aggressively growing its business through franchising non-traditional and co-brand locations with either a "Noble Roman's Pizza" or a "Tuscano's Italian Style Subs," or preferably both. To accomplish this goal the Company participates in selective trade shows whereby it rents trade show space sponsored by various industry organizations. At these trade shows, the Company displays both of its concepts and prepares, cooks and serves its various menu items for sampling and demonstration. In addition, the Company takes its show equipment to various prospects where it sets up a unit in the prospect's office or in a nearby hotel conference room where the Company demonstrates its concepts and products in private showings for the individual prospects. For the next several years the Company plans to concentrate its growth targets to hospitals, military bases, universities, recreational facilities, hotels, office buildings, convenience stores, travel plazas and in traditional locations with its dual branded concepts. In addition, the Company will aggressively pursue expansion of its dual brand concept for traditional locations by utilizing independent Development Agents.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. A change in the business strategy of one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain and renew existing franchises or sell its products through its franchise system. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. First, several of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees. The Company is not faced with any significant geographic restrictions.

Several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling franchise unit operations which may be of material benefit to franchisees.

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

Employees
---------

As of February 25, 2005, the Company employed approximately 29 persons full-time and 34 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), Noble Roman's Pizza Express((TM)), THE BETTER PIZZA PEOPLE (R) and Tuscano's Italian Style Subs(R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The

Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation
---------------------

The Company and its franchisees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each franchise location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as our third party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

The Company is subject to regulation by the Federal Trade Commission ("FTC") and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

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

The Company filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company seeking payment of the unpaid principal and interest of the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees.

SummitBridge also filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion sought for the Court to rule that the Indiana Business Combination Law does not prevent SummitBridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. SummitBridge's motion was briefed and argued and the Court denied SummitBridge's motion. The Company intends to continue to vigorously prosecute its claims against SummitBridge and to defend against SummitBridge's counterclaims.

The Company recently filed a Motion For Leave To Amend Its Complaint For Declaratory Judgment, Money Damages and Jury Trial by adding additional counts for SummitBridge's tortious interference with its business relationships and tortious interference with its contractual relationships, as well as treble damages and that motion recently was granted. SummitBridge has not yet filed its answer to the amended complaint.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER  MATTERS

Market Information
------------------

The Company's common stock is included on Nasdaq "Electronic Bulletin Board" and trades under the symbol "NROM."

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                              2003              2004              2005
                              ----              ----              ----
     Quarter Ended:      High      Low     High      Low     High      Low
     --------------      ----      ---     ----      ---     ----      ---

     March 31            $ .95    $ .65    $1.55    $1.01    $.95*    $.79*
     June 30               .95      .65     1.50     1.15
     September 30         1.11      .85     1.35     1.00
     December 31          1.60     1.10     1.15      .73
     *Includes transactions through March 15, 2005.

Holders of Record
-----------------

As of March 15, 2005, the Company believes there were approximately 349 holders of record of common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

Sale of Unregistered Securities
-------------------------------

None.

ITEM 6.  SELECTED FINANCIAL DATA
                                            (In thousands except per share data)

                                                                       Year Ended December  31,
                                                      --------------------------------------------------------
Statement of Operations Data:                           2000        2001        2002        2003        2004
                                                      --------    --------    --------    --------    --------
Royalties and fees                                    $  4,760    $  5,162    $  5,644    $  6,701    $  6,789
Administrative fees and other                              798         306         294         199         125
Restaurant revenue                                          --         279         711         882         998
                                                      --------    --------    --------    --------    --------
      Total revenue                                      5,559       5,747       6,649       7,782       7,912
Operating expenses                                       1,903       2,051       2,152       2,328       2,522
Restaurant operating expenses                               --         266         702         867         962
Depreciation and amortization                               58          54          63          68          50
General and administrative                               1,265       1,207       1,255       1,259       1,403
                                                      --------    --------    --------    --------    --------
      Operating income                                   2,332       2,169       2,477       3,260       2,975
Interest and other                                       1,276       1,255       1,254       1,047         946
                                                      --------    --------    --------    --------    --------
Income before income taxes from continuing
      operations                                         1,055         914       1,223       2,213       2,029
Income taxes                                               359         311         416         752         690
                                                      --------    --------    --------    --------    --------
      Net income from continuing operations                696         603         807       1,461       1,339

Loss from discontinued operations                         (165)     (1,671)       (313)       (167)       (404)
                                                      --------    --------    --------    --------    --------
      Net income (loss)                               $    531    $ (1,068)   $    494    $  1,294    $    935
                                                      ========    ========    ========    ========    ========

Weighted average number of common shares                11,371      14,794      16,058      16,169      16,280
      Net income per share from continuing
          operations                                  $    .06    $    .04    $    .05    $    .09    $    .08
      (Loss) per share from discontinued operations       (.01)       (.11)       (.02)       (.01)       (.02)
                                                      --------    --------    --------    --------    --------
          Net income (loss) per share                 $    .05    $   (.07)   $    .03    $    .08    $    .06
                                                      ========    ========    ========    ========    ========

Balance sheet data (at year end):

Working capital (deficit)                             $  1,249    $    (83)   $     16    $  2,220    $  2,107
Total assets                                            12,995      13,192      13,601      14,284      15,249
Long-term obligations                                    9,999      10,141       9,232      10,099       9,740
Stockholders' equity                                  $  1,688    $    675    $  1,168    $  2,462    $  4,256

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company's principal business strategy is to grow its business by franchising primarily in non-traditional locations.

Earlier this year, the Company improved its cold sub sandwich menu items, and expanded the offerings into a separate concept named Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective, but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. To date, franchisees have opened 21 Tuscano's locations. The Company has awarded 21 additional Tuscano's franchise agreements to be opened soon. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

The Company continues to focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. Noble Roman's has sold franchises in 44 states from coast-to-coast within the United States. In addition, it has sold franchise agreements for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

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

In December 2004, the Company announced its intent to franchise dual branded Noble Roman's Pizza and Tuscano's Italian Style Subs restaurants in traditional locations. These dual branded locations have separate menu boards and counter designs with different appearances for the two concepts but utilize a central cashier station as centered between the two operations. The benefits of this concept are significant to the franchisee as rent and other operating expenses are shared by the two concepts, employees can be cross-trained and some restaurant equipment can be shared between the two operations. Another benefit is that traditionally sandwich restaurants do a majority of their business during the lunch hour while pizza restaurants do a majority of their sales in the evening hours. In order to develop these traditional restaurants in central Indiana, the Company entered into a Development Agreement with an independent Development Agent so as to not divert the attention of our existing development employees from the continued development of non-traditional locations.

Based on the Company's 2002, 2003 and 2004 operating results, its business plan, the number of franchise units now open, the backlog of units sold to be opened, the backlog of franchise prospects now in ongoing discussions and negotiations, the Company's trends and the results of its operations thus far in 2005, management has determined that it is more likely than not that the Company's deferred tax credits will be fully utilized before the tax credits expire. Therefore, no valuation allowance was established for its deferred tax asset. However, there can be no assurance that the franchising growth will continue in the future. If unanticipated events should occur in the future, the realization of all or some portion of the Company's deferred tax asset could be jeopardized. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis in the future.

The following table sets forth the 2002, 2003 and 2004 operating results included in the Company's consolidated statement of operations.

                 Condensed Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                           Years Ended December 31,
                                  --------------------------------------------------------------------------
                                            2002                      2003                      2004
                                            ----                      ----                      ----
Royalties and fees                $5,644,548      84.9%     $6,700,457      86.1%     $6,788,590       85.8%
Administrative fees and other        293,668       4.4         199,231       2.6         124,893        1.6
Restaurant revenue                   710,600      10.7         882,305      11.3         998,037       12.6
                                  ----------   -------      ----------   -------      ----------   --------
     Total revenue                 6,648,816     100.0       7,781,992     100.0       7,911,520      100.0

Express operating expenses:
     Salaries and wages            1,090,251      16.4       1,083,168      13.9       1,169,701       14.8
     Trade show expense              180,866       2.7         327,615       4.2         405,580        5.1
     Travel expense                  242,470       3.6         219,365       2.8         282,302        3.6
     Other operating expense         638,360       9.6         698,120       9.0         664,001        8.4
Restaurant expenses                  701,555      10.6         867,227      11.1         961,552       12.2
Depreciation                          63,364       1.0          67,938        .9          50,493         .6
General and administrative         1,254,551      18.9       1,259,035      16.2       1,403,338       17.7
                                  ----------   -------      ----------   -------      ----------   --------

     Operating income              2,477,399      37.3       3,259,524      41.9       2,974,553       37.6

Interest expense                   1,254,803      18.9       1,046,581      13.4         946,234       12.0
                                  ----------   -------      ----------   -------      ----------   --------
     Income before income taxes    1,222,595      18.4       2,212,944      28.4       2,028,319       25.6
Income taxes                         415,682       6.3         752,401       9.7         689,628        8.7
                                  ----------   -------      ----------   -------      ----------   --------
     Net income from continuing
          operations              $  806,913      12.1%     $1,460,543      18.8%     $1,338,691       16.9%

2004 Compared with 2003
-----------------------

Total revenue increased from $7.8 million in 2003 to $7.9 million in 2004. Continuing fees such as royalties and product allowances were approximately the same in 2004 as 2003, while new franchise fees increased approximately $400,000 and commissions on equipment sales decreased by approximately $250,000.

Restaurant revenues increased from approximately $882,000 in 2003 to $998,000 in 2004. This increase was the result of operating more units on a temporary basis in 2004 than were operated in 2003. From time to time the Company operates units in military bases and hospitals until a qualified franchisee can be located. The Company does not plan to operate any units on a permanent basis except for one location which is used as a test kitchen and demonstration facility.

Salaries and wages increased from 13.9% of revenue in 2003 to 14.8% of revenue in 2004. This increase was primarily the result of preparing the Company for additional growth beyond what was realized in 2004. The Company anticipates the growth in 2005 will result in a decrease in the salary and wage expense as a percentage of total revenue.

Trade show expenses increased from 4.2% of revenue in 2003 to 5.1% of revenue in 2004. This increase was the result of participating in more national trade shows to attract franchisees from additional venues to further diversify the Company's target market. Since the Company does not intend to increase trade show appearances in 2005, this percentage should decrease as the growth in number of units continues.

Travel expenses increased from 2.8% of revenue in 2003 to 3.6% of revenue in 2004. This increase was the result of more locations opening farther away from the home office. While the trend of opening farther away from the home office will continue, the Company anticipates that the additional growth in 2005 will offset that trend such that travel, as a percentage of revenue, will stabilize or decrease.

Other operating expenses decreased from 9.0% of revenue in 2003 to 8.4% of revenue in 2004. This decrease was primarily the result of tightly controlling operating expenses and the trend is expected to continue with overall revenue growth from new franchise locations.

Restaurant expenses increased from 11.1% of revenue in 2003 to 12.2% of revenue in 2004. This increase was the result of operating more units on a temporary basis in 2004 than were operated in 2003. The Company will seek to minimize the number of units that it operates on a temporary basis in the future.

General and administrative expenses increased from 16.2% of revenue in 2003 to 17.7% of revenue in 2004. This increase was primarily the result of cost resulting from the ongoing litigation with SummitBridge. The Company anticipates that the growth in administrative expense in the future years will be more than offset by the growth in revenue, therefore maintaining the current cost as a percent of revenue and possibly lowering it slightly.

Operating income decreased from $3.3 million in 2003 to $3.0 million in 2004. This decrease was the result of various increases in expenses described above while achieving less growth in revenue than was expected. Based on the trends of the first two months in 2005 and the expectations for growth in 2005, the Company expects operating income to increase in 2005.

Net income from continuing operations decreased from $1.46 million in 2003 to $1.34 million in 2004. This decrease was primarily the result of the various increases in expenses, as described above, while less than expected growth in revenue was achieved. The Company expects net income from continuing operations to increase as a result of additional growth in the future.

The Company recognized a net loss from discontinued operations in 2004 of $403,753 after a tax benefit of $243,175. Additionally, the Company recorded previously unrecorded deferred tax assets from discontinued operations in the amount of $527,095 in 2004.

2003 Compared with 2002
-----------------------

Total revenue increased from $6.6 million in 2002 to $7.8 million in 2003, or a 17.0% increase. This increase was primarily a result of increase in royalties and fees as a result of growth in the number of franchisees. This increase was partially offset by a decrease in administrative fees and other and the increase was aided by the increase in restaurant revenue as a result of operating three locations on military bases until they are sold as franchise locations. The Company only plans to operate these locations temporarily until a qualified franchisee can be located.

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

Restaurant revenues increased from approximately $711,000 in 2002 to $882,000 in 2003. This increase was the result of the additions of three military bases in Rhode Island and Virginia as Company operations during 2002. In 2003, all of these units were open for the entire year.

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

Travel expenses decreased from 3.6% of revenue in 2002 to 2.8% of revenue in 2003. This decrease was a result of the growth in revenue from continued growth in locations while utilizing approximately the same employees and by locating operational staff in various parts of the country to minimize travel costs.

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

General and administrative expenses decreased from 18.9% of revenue in 2002 to 16.2% of revenue in 2003. This decrease was the result of the growth in revenue with the same general administrative structure over the last four years. The dollar amount of general and administrative expense only grew by 0.4% for the year ended 2003 compared to 2002, while revenue grew 17.0%.

Operating income increased from $2.5 million in 2002 to $3.3 million in 2003, or a 31.6% increase. This increase was the result of continued growth in revenues from franchising by utilizing the operational structure previously put in place for that growth.

Net income from continuing operations increased from approximately $807,000 in 2002 to $1.46 million in 2003, or a 81.0% increase. This increase was the result of continued growth in revenues from franchising by utilizing approximately the same operating and administrative structure.

The Company recognized a net loss from discontinued operations in 2003 of approximately $167,000 after tax benefit of $86,000. This net loss consisted of a loss of approximately $1.05 million partially offset by a gain of approximately $795,000 from previously unrecorded deferred tax asset from discontinued operations.

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. To date, the Company has been able to offset the effects of inflation in food costs without significantly increasing prices through effective cost control methods and greater purchasing power as a result of additional growth. The competition for labor has resulted in higher salaries and wages for the franchisees, however, that effect is largely minimized by the relatively low labor requirements of the Company's franchise concepts.

Liquidity and Capital Resources
-------------------------------

The Company's strategic direction is to grow its business by franchising primarily in non-traditional locations. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. SummitBridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payments in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company seeking payment of the unpaid principal and interest on the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees.

SummitBridge also filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion sought for the Court to rule that the Indiana Business Combination Law does not prevent SummitBridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. SummitBridge's motion was briefed and argued and the Court denied SummitBridge's motion. The Company intends to continue to vigorously prosecute its claims against SummitBridge and to defend against Summitbridge's counterclaims.

The Company recently filed a Motion For Leave To Amend Its Complaint For Declaratory Judgment, Money Damages and Jury Trial by adding additional counts for SummitBridge's tortious interference with its business relationships and tortious interference with its contractual relationships, as well as treble damages and that motion recently was granted. SummitBridge has not yet filed its answer to the amended complaint.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by, and information currently available to, the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients and labor and disputes regarding the Company's obligations under certain financing agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                                                                                          December  31,
                                                                                  ----------------------------

                                               Assets                                  2003            2004
                                                                                       ----            ----
Current assets:
   Cash - non-restricted                                                          $    237,445    $    260,025
   Cash - restricted                                                                        --         196,754
   Accounts and notes receivable (net of allowances)                                   711,385       1,011,758
   Inventories                                                                         157,192         207,857
   Prepaid expenses                                                                    439,901         505,646
   Current portion of long-term notes receivable                                       147,923         183,478
   Deferred tax asset - current portion                                              2,250,000         994,148
                                                                                  ------------    ------------
           Total current assets                                                      3,943,847       3,359,665
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                           988,980       1,042,790
   Leasehold improvements                                                               86,229          94,017
                                                                                  ------------    ------------
                                                                                     1,075,209       1,136,807
   Less accumulated depreciation and amortization                                      441,239         484,068
                                                                                  ------------    ------------
          Net property and equipment                                                   633,970         652,739
                                                                                  ------------    ------------
Deferred tax asset (net of current portion)                                          7,799,340       9,135,834
Other assets including long-term portion of notes receivable                         1,907,133       2,100,436
                                                                                  ------------    ------------
                      Total assets                                                $ 14,284,289    $ 15,248,675
                                                                                  ============    ============
                                Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                          $  1,057,564    $  1,252,852
   Note payable to officer                                                              65,840              --
   Current portion of long-term notes payable                                          600,000              --
                                                                                  ------------    ------------
                Total current liabilities                                            1,723,404       1,252,852
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank net of current portion                                       7,200,000       7,700,000
   Subordinated debentures                                                           2,040,000       2,040,000
   Participating income notes                                                          859,060              --
                                                                                  ------------    ------------
                Total long-term liabilities                                         10,099,060       9,740,000
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 16,277,827 outstanding
       at December 31, 2003 and 17,136,884 outstanding as of December 31, 2004)     17,789,452      18,648,512
   Preferred stock (5,000,000 shares authorized)                                     4,929,274       4,929,274
   Accumulated deficit                                                             (20,256,901)    (19,321,963)
                                                                                  ------------    ------------
                Total stockholders' equity                                           2,461,825       4,255,823
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 14,284,289    $ 15,248,675
                                                                                  ============    ============

See accompanying note to consolidated financial statements

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                  Year Ended December 31,
                                                       ---------------------------------------------
                                                            2002            2003            2004
                                                            ----            ----            ----

Royalties and fees                                     $  5,644,548    $  6,700,457       6,788,590
Administrative fees and other                               293,668         199,231         124,893
Restaurant revenue                                          710,600         882,305         998,037
                                                       ------------    ------------    ------------
                Total revenue                             6,648,816       7,781,992       7,911,520

Operating expenses:
     Salaries and wages                                   1,090,251       1,083,168       1,169,701
     Trade show expense                                     180,866         327,615         405,580
     Travel expense                                         242,470         219,365         282,302
     Other operating expenses                               638,360         698,120         664,001
     Restaurant expenses                                    701,555         867,228         961,552
Depreciation and amortization                                63,364          67,938          50,493
General and administrative                                1,254,551       1,259,035       1,403,338
                                                       ------------    ------------    ------------
              Operating income                            2,477,398       3,259,524       2,974,553

Interest and other expense                                1,254,803       1,046,581         946,234
                                                       ------------    ------------    ------------
         Income before income taxes from
                   continuing operations                  1,222,595       2,212,944       2,028,319

Income tax expense                                          415,682         752,401         689,628
                                                       ------------    ------------    ------------
         Net income from continuing operations              806,913       1,460,543       1,338,691

Loss from discontinued operations net of tax benefit
    of  $161,345, $86,071 and $243,175, respectively       (313,198)       (167,079)       (403,753)
                                                       ------------    ------------    ------------
          Net income                                   $    493,714    $  1,293,464    $    934,938
                                                       ============    ============    ============

Earnings per share - basic:
    Net income before extraordinary item               $        .05    $         09    $        .08
    Net income                                                  .03             .08             .06
Weighted average number of common shares
    outstanding                                          16,058,199      16,168,911      16,280,171

Diluted earnings per share
    Net income before extraordinary item               $        .05    $        .09    $        .08
    Net income                                                  .03             .08             .06
Weighted average number of common shares
    outstanding                                          16,882,342      16,799,214      16,888,236

See accompanying note to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                          Preferred                 Common Stock                         Accumulated
                                            Stock              Shares           Amount            Deficit             Total
                                            -----              ------           ------            -------             -----
Balance at December 31, 2001             $  4,929,274        16,051,158      $ 17,789,452      $(22,044,079)      $    674,647

Issuance of common stock in
   exchange for certain liabilities                             115,000

2002 net income                                                                                     493,714            493,714
                                         ------------      ------------      ------------      ------------       ------------

Balance at December 31, 2002                4,929,274        16,166,158        17,789,452       (21,550,365)         1,168,361



Record the non-cash exercise
   of warrants                                                  111,666

2003 net income                                                                                   1,293,464          1,293,464
                                         ------------      ------------      ------------      ------------       ------------

Balance at December 31, 2003                4,929,274        16,277,824        17,789,452       (20,256,901)         2,461,825



Record the conversion of
   participating income notes to
   common stock                                                 859,060           859,060                              859,060

2004 net income                                                                                     934,938            934,938
                                         ------------      ------------      ------------      ------------       ------------

Balance at December 31, 2004             $  4,929,274        17,136,884      $ 18,648,512      $(19,321,963)      $  4,255,823


See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                      Year ended December  31,
                                                             -----------------------------------------
OPERATING ACTIVITIES                                             2002           2003           2004
                                                                 ----           ----           ----
     Net income                                              $   493,714    $ 1,293,464    $   934,938
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                          272,539        235,013        137,172
          Deferred federal income taxes                          254,337        666,330        446,453
          Loss from discontinued segment                         474,543        253,150        646,927
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                 (485,873)      (561,940)      (379,616)
                  Inventories                                    (58,093)       (21,964)        57,835
                  Prepaid expenses                              (130,230)      (118,333)       (65,745)
                  Other assets                                      (240)       (30,905)       (42,861)
             Increase (decrease) in:
                 Accounts payable                                248,514       (738,645)       277,962
                                                             -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                1,069,212        976,170      2,013,065
                                                             -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                         (131,344)       (65,946)      (125,851)
                                                             -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES              (131,344)       (65,946)      (125,851)
                                                             -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations        (949,891)      (953,881)    (1,574,964)
     Asset sold for note receivable                                   --             --        (75,000)
     Payment of principal on outstanding debt                         --     (1,713,740)      (165,840)
     Payment received on long-term notes receivable                   --         46,744        147,923
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                  --      1,934,919             --
                                                             -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES             (949,891)      (685,958)    (1,667,881)
                                                             -----------    -----------    -----------

                              INCREASE (DECREASE) IN CASH        (12,023)       224,266        219,334
Cash at beginning of year                                         25,203         13,180        237,446
                                                             -----------    -----------    -----------
                              CASH AT END OF YEAR            $    13,180    $   237,446    $   456,779
                                                             ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities

None

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

General Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs."

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its subsidiaries, Pizzaco, Inc., N.R. Realty, Inc., GNR, Inc., LPS, Inc., N.R. East, Inc. and Oak Grove Corporation (collectively, the "Company"). Inter-company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary at December 31, 2003 and 2004 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of its deferred tax asset. The net operating loss carry-forward is approximately $30 million which expires between the years 2011 and 2016. Management made the determination in 2004 for no valuation allowance after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic And Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Note 2:  Notes Payable

The Company issued a note payable to a bank in the original principal amount of $8,000,000 with an unpaid principal amount of $7,700,000. By the terms of the note, it was to bear interest of 8.75% per annum payable monthly in arrears. SummitBridge National Investments, LLC ("SummitBridge") reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible to 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payments in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

The Company filed a Complaint For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company for payment of principal and interest under the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees.

SummitBridge also filed a motion for Judgment on the Pleadings as to a portion of the Complaint filed by the Company. That motion sought for the Court to rule that the Indiana Business Combination Law does not prevent SummitBridge from enforcing its purported rights under the loan and related instruments it purchased from the bank. SummitBridge's motion was briefed and argued and the Court denied SummitBridge's motion. The Company intends to continue to vigorously prosecute its claims against SummitBridge and to defend against SummitBridge's counterclaims.

The Company recently filed a Motion For Leave To Amend Its Complaint For Declaratory Judgment, Money Damages and Jury Trial by adding additional counts for SummitBridge's tortious interference with its business relationships and tortious interference with its contractual relationships, as well as treble damages and the motion recently was granted.

The Company had Participating Income Notes payable to Geovest Capital Partners, L.P. and Douglas Coape-Arnold in the amount of $859,060. The loans bear interest at the rate of 859,060 / 2,372,800 x 2.5% of certain defined gross income. On December 31, 2004, these notes were converted to common stock at the rate of $1.00 per share in accordance with their terms.

Note 3: Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2004, contingent obligations under non-cancelable operating leases for 2005, 2006, 2007, 2008, 2009 and after 2009 were approximately $358,000, $342,000, $332,000, $323,000, $180,000 and
$916,000, respectively.

Note 4:  Income Taxes:

The Company had a deferred tax asset, as a result of prior operating losses, of $10,049,340 at December 31, 2003 and $10,129,982 at December 31, 2004, most of which expires between the years 2011 and 2016. In 2002, 2003 and 2004, the Company used deferred benefits to offset its tax expense of $415,682, $752,401 and $689,628, respectively, and tax benefits from loss on discontinued operations of $161,345, $86,071 and $243,175 for 2002, 2003 and 2004,
respectively. Additionally, as a result of re-valuing the deferred tax asset, the Company recorded an increase in its deferred tax asset of $794,576 in 2003 and $527,095 in 2004 for previously unrecorded deferred tax asset from discontinued operations.

Note 5:  Common Stock

During 2002, the Company issued 115,000 shares of common stock in payment of certain obligations related to its discontinued operations.

During 2003, a certain warrant holder exercised its warrants to purchase 150,000 shares at $.40 per share on a cashless basis and received 111,666 shares of common stock.

During 2004, the holders of participating income notes exercised their option to convert those notes to common stock in the amount of 859,060 shares.

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. Options granted and remaining outstanding at December 31, 2004 are: 33,000 common shares at $1.75 per share, 40,000 common shares at $1.00 per share, 8,000 common shares at $1.385 per share, 24,250 common shares at $1.46 per share, 47,500 common shares at $1.45 per share, 75,000 common shares at $1.03 per share, 75,000 common shares at $.55 per share, 10,000 common shares at $.89 and 66,000 common shares at $.83. As of December 31, 2004, options for 312,750 shares are exercisable.

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

Note 6: Loss from Discontinued Operations:

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed or franchised all of its formerly owned full-service restaurants. A loss on these discontinued operations was recognized of $313,198 after a tax benefit of $161,365 in 2002, a gross amount of $1,047,726 in 2003 and $403,753 after a tax benefit of $243,175 in 2004. Additionally, the Company, in 2003, increased its deferred tax asset by $794,576 to record the previously unrecorded deferred tax asset from its discontinued operations and by $527,095 in 2004.

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

James Lewis, James Lewis Family Trust, James W. Lewis, MPPP, and James Lewis Family Investments, LP, were paid $15,987 in 2002, $284,877 in 2003 and none in 2004 for interest on Participating Income Notes.

TradeCo Global Securities, Inc., of which James Lewis is the majority shareholder, was paid $48,091 in 2002, $17,227 in 2003 and none in 2004 for interest on Participating Income Notes.

Douglas Coape-Arnold was paid $55,000 and $2,480 in interest on Participating Income Notes in 2003 and $60,000 in consulting fees and $4,679 of interest on Participating Income Notes in 2004.

The Provident Bank was paid interest of $709,722 in 2002 and $712,056 in 2003. In addition, affiliates of SummitBridge National Investments, LLC (collectively, "SummitBridge"), the acquirer of assets previously owned by Provident Bank, were paid interest of $116,911 in 2003 and $117,165 in 2004. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. In view of the foregoing, the Company does not consider SummitBridge to be an affiliate of the Company.


Note 9:  Unaudited Quarterly Financial Information

                                                     Quarter Ended
                                                     -------------
           2004                    December 31   September 30   June 30    March 31
           ----                    -----------   ------------   -------    --------
                                         (in thousands, except per share data)
Total revenue                        $ 1,830       $ 2,016      $ 2,123     $ 1,943
Operating income                         574           787          872         742
Income before income taxes from
    continuing operations                363           546          622         497
Net income from continuing
    operations                           235           360          416         328
Net income (loss)                    $  (169)      $   360      $   416     $   328
Net income per common share
    from continuing operations
        Basic                            .02           .02          .03         .02
        Diluted                          .02           .02          .02         .02
Net income per share
        Basic                           (.01)          .02          .03         .02
        Diluted                         (.01)          .02          .02         .02

                                                     Quarter Ended
                                                     -------------
           2003                    December 31   September 30   June 30    March 31
           ----                    -----------   ------------   -------    --------
                                         (in thousands, except per share data)
Total revenue                        $2,090        $1,984       $1,937      $1,771
Operating income                        947           796          845         672
Income before income taxes from
    continuing operations               669           541          592         411
Net income from continuing
    operations                          441           357          391         272
Net income                           $  273        $  357       $  391      $  272
Net income per common share
    from continuing operations
        Basic                           .03           .02          .02         .02
        Diluted                         .03           .02          .02         .02
Net income per share
        Basic                           .02           .02          .02         .02
        Diluted                         .02           .02          .02         .02

To the Board of Directors and
  Stockholders of Noble Roman's, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations, and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in United States.


/s/  LARRY E. NUNN & ASSOCIATES, LLC


Columbus, Indiana
March 11, 2005

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

            Name                Age      Positions with the Company
            ----                ---      --------------------------
     Paul W. Mobley              64      Chairman of the Board and Director
     A. Scott Mobley             41      President, Secretary and Director
     Douglas H. Coape-Arnold     59      Director
     Troy Branson                41      Executive Vice President of Franchising
     George Apostolopoulos       59      Executive Vice President of Development
     Mitchell Grunat             52      Vice President of Franchise Services

     The executive officers of the Company serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board. Directors serve one-year terms or until their successors are elected and qualified. The following is a brief description of the previous business background of the executive officers and directors:

     Paul W. Mobley has been Chairman of the Board since December 1991 and a Director since 1974. Mr. Mobley was President and Chief Executive Officer of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA. Mr. Mobley is also a Director of Monroe Bancorp.

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


     Section l6(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2004 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

     Since no separate Audit Committee has been established, the Board of Directors, as a whole, act as the Audit Committee. Mr. Coape-Arnold is qualified as an "Audit Committee Financial Expert".

     The Company has adopted a code of ethics for its Senior Executive and Financial Officers. The code of ethics can be obtained by contacting the office.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and two other highest paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                     Annual Compensation      Long-Term Compensation
                                                     -------------------       Securities Underlying
Name and Principal Position                       Year   Salary (l)   Bonus          Options #
---------------------------                       ----   ----------   -----    ---------------------
    Paul Mobley                                   2004    $360,000   $    --                 --
        Chairman of the Board                     2003    $318,000   $    --                 --
                                                  2002    $300,000   $    --             20,000

     A. Scott Mobley                              2004    $234,189   $    --             20,000
        President and Secretary                   2003    $209,135   $    --                 --
                                                  2002    $193,923   $    --             20,000

     Troy Branson                                 2004    $100,000   $82,075             15,000
         Executive Vice President of Franchising  2003    $100,000   $83,722                 --
                                                  2002    $100,000   $45,723             15,000

(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees.

Option Grants In Last Year

     The following table sets forth information concerning stock option grants made in the year ended December 31, 2004, to the executive officers named in the Summary Compensation Table.

                                           Individual Grant
                    ----------------------------------------------------------
                                     Percent of
                      Number of     Total Options
                      Securities     Granted to
                      Underlying    Employees in    Exercise or
                       Options         Fiscal       Base Price     Expiration
   Name             Granted (#)(1)    Year (%)        ($/Sh)         Date(2)
   ----             --------------    --------        ------         -------
Paul Mobley                 --            --             --            --
A. Scott Mobley         20,000          30.3%         $ .83        12/22/2014
Troy Branson            15,000          22.7%         $ .83        12/22/2014

(1) The options become exercisable on the third anniversary of the date of grant.

(2)  The options terminate ten years after the date of grant.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------

The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2004 by the executive officers named in the Summary Compensation Table.

                         Number of Securities           Values of Unexercised
                        Underlying Unexercised               In-The-Money
                         Options at 12/31/04            Options at 12/31/04 (1)
                       Exercisable/Unexercisable       Exercisable/Unexercisable
                       -------------------------       -------------------------

      Paul W. Mobley       30,000  /       0            $  7,000    /   $     0
      A. Scott Mobley      70,000  /  20,000               7,000    /     1,400
      Troy Branson         65,000  /  15,000               5,250    /     1,050

      ----------

     (1) Based on a per share price of $.90, the last reported transaction price of the Company's common stock on December 31, 2004.


Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $368,012 per year for 2004, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and is renewable each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $234,189 per year for 2004, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and is renewable each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

The Company does not pay any separate compensation for Directors that are also employees of the Company. During 2004, the Company paid its non-employee Director a fee of $60,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 15, 2005, there were 17,136,884 shares of the Company's common stock outstanding and and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's voting common stock beneficially owned on March 15, 2005 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and, (iii) all executive officers and directors as a group:

       Name and Address                           Amount and Nature            Percent of Outstanding
      of Beneficial Owner                     of Beneficial Ownership (1)      Voting Common Stock (2)
      -------------------                     ---------------------------      -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204                   3,471,018  (3)                     21.5%
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                     1,417,326  (4)                      9.3%
     Troy Branson
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                        65,100  (8)                       --
     George Apostolopoulos
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                        75,000  (9)                       --
     Mitchell Grant
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                        20,000 (10)                       --
     Geovest Capital Partners, L.P.
          750 Lexington Avenue, 4th Floor
           New York, N.Y.  10022                      1,667,741  (5)                     12.0%
     James W. Lewis
          335 Madison Ave., Suite 1702
           New York, N.Y.  10017                      1,709,580  (6)                     12.3%
     Douglas H. Coape-Arnold
          750 Lexington Avenue, 4th Floor
           New York, N.Y.  10022                        250,000  (7)                      1.8%
     Zyville E. Lewis
           456 N. Maple Street
          Greenwich, CT  06830                        1,145,396                           8.2%
     All Executive Officers and
          Directors as a Group (6 Persons)            5,298,444                          29.8%

     (1)  All shares owned directly unless otherwise noted.

     (2) The percentage calculations are based upon 13,922,136 shares of the Company's common stock, eligible to vote, issued and outstanding as of March 15, 2005 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of March 15, 2005.

     (3) The total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share which expires December 31, 2007, a warrant to purchase 700,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 600,000 shares at an exercise price of $.93 per share which expires January 7, 2010, a warrant to purchase 300,000 shares at an exercise price of $.93 which expires January 24, 2011, 10,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share and 20,000 shares subject to options granted under an Employee Stock Option Plan which are currently exercisable at $.55 per share..

     (4) This total includes 70,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.75 per share for 20,000 common shares, $1.00 per share for 10,000 common shares, $1.45 per share for 20,000 common shares and $.55 per share for 20,000 common shares. Also includes a warrant to purchase 400,000 shares of common stock at an exercise price of $.40 per share which expires December 31, 2007 and a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, and a warrant to purchase 200,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

     (5) Mr. Douglas H. Coape-Arnold is Managing Partner of Geovest Capital Partners, LP, however, Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

     (6) This total includes 138,580 shares of common stock owned by James Lewis Family Investments LP and 220,000 shares of our common stock owned by James W. Lewis MPPP.

     (7) This total includes a warrant to purchase 100,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010 and a warrant to purchase 100,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

     (8) This total includes 65,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share for 15,000 common shares, $1.45 per share for 20,000 common shares, $1.46 per share for 15,000 common shares, $1.38 per share for 5,000 common shares and $1.75 per share for 10,000 common shares.

     (9) This total includes 75,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.03 per share.

     (10) This total includes 20,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $.89 per share for 10,000 common shares and $.55 per share for 10,000 common shares.

The following information is based on a Schedule 13D, dated February 11, 2004, jointly filed by SummitBridge National Investments LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Advisors LLC, Fortress Investment Group LLC, Highbridge/Zwirn Special Opportunities Fund, L.P., Highbridge/Zwirn Capital Management LLC, D.B. Zwirn & Co., LLC, and Daniel B. Zwirn (collectively "SummitBridge"). SummitBridge reported shared dispositive power over 5,242,840 shares of common stock of the Company. However, SummitBridge acknowledged that they currently have no voting rights as to such shares due to the applicability of the Indiana Control Share Acquisition Law. This total includes preferred stock with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The Company's position is that the warrant to purchase the 385,000 shares expired by its terms April 15, 2003. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock.

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

Douglas Coape-Arnold was paid $60,000 in consulting fees and $4,679 of interest on Participating Income Notes in 2004.

Affiliates of SummitBridge National Investments, LLC (collectively, "SummitBridge"), the acquirer of assets previously owned by Provident Bank were paid interest of $117,165 in 2004. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company has also advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                        The following table presents fees for professional audit services rendered by Larry E. Nunn & Associates, LLC for the audit of our annual financial statements, and fees billed for other services rendered by Larry E. Nunn & Associates, LLC for the fiscal years shown.

                                  Fiscal Year Ended        Fiscal Year Ended
                                  December 31, 2004        December 31, 2003
                                  -----------------        -----------------

      Audit Fees (1) ...........      $ 22,759                 $  22,251

--------------

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K and 10-Qs during the years ended December 31, 2004 and 2003 and services that are normally provided by Larry E. Nunn & Associates, LLC in connection with statutory and regulatory filings or engagement.

     The hiring of Larry E. Nunn and Associates, LLC for conducting the audit of its financial statements and the review of its Form 10-Q's during the years ended December 31, 2004 and 2003, was pre-approved by the Company's Board of Directors. Larry E. Nunn and Associates, LLC has not been engaged by the Company to perform any other services.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statements of Noble
            Roman's, Inc. and subsidiaries are included in Item 8:        Page
                                                                          ----

            Consolidated Balance Sheets - December 31, 2003 and 2004        17

            Consolidated Statements of Operations - years ended
            December 31,  2002, 2003 and 2004                               18

            Consolidated Statements of Changes in Stockholders'
            Equity - years ended December 31, 2002, 2003 and 2004           19

            Consolidated Statements of Cash Flows - years ended
            December 31, 2002, 2003 and 2004                                20

            Notes to Consolidated Financial Statements                      21

            Report of Independent Auditors - Larry E. Nunn &
            Associates, LLC                                                 26

            Exhibits

            Exhibit No.
            -----------
            3.1   Amended Articles of Incorporation of the Registrant       (1)
            3.2   Amended and Restated By-Laws of the Registrant
            4.1   Specimen Common Stock Certificates                        (1)
            10.3  Employment Agreement with Paul W. Mobley dated
                  November 15, 1994                                         (3)
            10.4  Employment Agreement with A. Scott Mobley dated
                  November 15, 1994
            10.5  Credit Agreement with The Provident Bank dated
                  December 1, 1995                                          (5)
            10.6  1984 Stock Option Plan
            10.7  Form of Stock Option Agreement                            (6)
            11.1  Statement Re: Computation Per Share Earnings
            21.1  Subsidiaries of the Registrant                            (2)
            31.1  CEO Certification under Rule 13a-14(a)/15d-14(a)
            31.2  CFO Certification under Rule 13a-14(a)/15d-14(a)
            32.1  CEO Certification under Section 1350
            32.2  CFO Certification under Section 1350
---------------
            (1) Incorporated by reference from Registration Statement filed by the Registrant on Form S-18 on October 22, 1982 and ordered effective on December 14, 1982 (SEC No. 2-79963C), and, for the Amended Articles of Incorporation, from the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 on July 1, 1985. (SEC File No.2-84150).
            (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993.
            (3) Incorporated by reference from the Form 8-K filed by the registrant on February 17, 1993.
            (4) Incorporated by reference from the Form 8-K filed by the registrant on June 3, 1993.
            (5) Incorporated by reference from the Form 8-K filed by the registrant on December 5, 1995.
            (6) Incorporated by reference from the Form S-8 filed by the registrant on November 29, 1994 (SEC File No. 33-86804).

                                   SIGNATURES


     In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NOBLE ROMAN'S, INC.


Date:  March 15, 2005           By: /s/  Paul W. Mobley
                                    -------------------------------------------
                                    Paul W. Mobley, Chief Executive Officer and
                                    Chief Financial Officer




     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 15, 2005               /s/   Paul W. Mobley
                                    -------------------------------------------
                                    Paul W. Mobley
                                    Chairman of the Board and Director



Date:  March 15, 2005               /s/   A. Scott Mobley
                                    -------------------------------------------
                                    A. Scott Mobley
                                    President and Director



Date:  March 15, 2005               /s/  Douglas H. Coape-Arnold
                                    -------------------------------------------
                                    Douglas H. Coape-Arnold
                                    Director