Form 10-Q
period 2005-03-31
NOBLE ROMANS INC
filed 2005-05-13
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended March 31, 2005


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

As of May 9, 2005, there were 17,136,884 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

     The following condensed unaudited consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2004
             and March 31, 2005                                          Page 3

        Condensed consolidated statements of operations for the three
             months ended March 31, 2004 and 2005                        Page 4

        Condensed consolidated statements of cash flows for the
            three months ended March 31, 2004 and 2005                   Page 5

        Notes to condensed consolidated financial statements             Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                             Audited         Unaudited
                                                                           December 31,       March 31,
                                                                               2004             2005
                                                                           ------------     ------------
                                      Assets
                                      ------
Current assets:
     Cash - non-restricted                                                 $    260,025     $    305,262
     Cash - restricted                                                          196,754          196,754
     Accounts and notes receivable (net of allowances of $82,262 at
          December 31, 2004 and March 31, 2005)                               1,011,758        1,089,007
     Inventories                                                                207,857          196,210
     Assets held for resale                                                          --          209,460
     Prepaid expenses                                                           505,646          530,467
     Current portion of long-term notes receivable                              183,478          187,113
     Deferred tax asset - current portion                                       994,148          994,148
                                                                           ------------     ------------
          Total current assets                                                3,359,665        3,708,421
                                                                           ------------     ------------

Property and equipment:
     Equipment                                                                1,042,790        1,085,619
     Leasehold improvements                                                      94,017           94,474
                                                                           ------------     ------------
                                                                              1,136,807        1,180,094
     Less accumulated depreciation and amortization                             484,068          502,615
                                                                           ------------     ------------
          Net property and equipment                                            652,739          677,478
                                                                           ------------     ------------
Deferred tax asset (net of current portion)                                   9,135,834        8,940,915
Other assets                                                                  2,100,436        2,104,894
                                                                           ------------     ------------
               Total assets                                                $ 15,248,675     $ 15,431,708
                                                                           ============     ============

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                 $  1,252,852     $  1,057,515
                                                                           ------------     ------------
          Total current liabilities                                           1,252,852        1,057,515
                                                                           ------------     ------------

Long-term obligations:
     Note payable                                                             7,700,000        7,700,000
     Subordinated debentures                                                  2,040,000        2,040,000
                                                                           ------------     ------------
           Total long-term liabilities                                        9,740,000        9,740,000
                                                                           ------------     ------------

Stockholders' equity:
     Common stock (25,000,000 shares authorized, 17,136,884 outstanding
          at December 31, 2004 and March 31, 2005)                           18,648,512       18,648,512
     Preferred stock (5,000,000 shares authorized)                            4,929,274        4,929,274
     Accumulated deficit                                                    (19,321,963)     (18,943,592)
                                                                           ------------     ------------
          Total stockholders' equity                                          4,255,823        4,634,194
                                                                           ------------     ------------
               Total liabilities and stockholders' equity                  $ 15,248,675     $ 15,431,708
                                                                           ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2004            2005
                                                 -----------    -----------

Revenue:
      Royalties and fees                         $ 1,696,561    $ 1,781,864
      Administrative fees and other                   52,941         20,633
      Restaurant revenue                             193,826        248,441
                                                 -----------    -----------
           Total revenue                           1,943,328      2,050,937

Operating expenses:
     Salaries and wages                              275,096        278,815
     Trade show expense                              124,587        108,006
     Travel expense                                   64,667         63,412
     Other operating expenses                        179,095        189,600
     Restaurant expenses                             186,195        239,101
Depreciation and amortization                         16,233         18,548
General and administrative                           355,341        377,919
                                                 -----------    -----------
          Operating income                           742,115        775,536

Interest and other expense                           245,366        202,246
                                                 -----------    -----------
          Income before income taxes                 496,749        573,289

Income tax                                           168,895        194,918
                                                 -----------    -----------
          Net income                             $   327,854    $   378,371
                                                 ===========    ===========

Earnings per share:
     Net income                                          .02            .02

     Weighted average number of common shares
           outstanding                            16,277,824     17,136,884


Fully diluted earnings per share:
     Net income                                          .02            .02

     Weighted average number of common shares
           outstanding                            17,309,176     17,699,086


See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2004          2005
                                                               ---------     ---------
OPERATING ACTIVITIES
   Net income                                                  $ 327,854     $ 378,371
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                             41,054        26,529
        Deferred federal income taxes                            168,895       194,918
        Changes in current assets and liabilities:
             Accounts receivable                                 (79,321)      (77,249)
             Inventory                                            (7,833)       11,647
             Assets held for resale                                   --      (209,460)
             Prepaid expenses                                    (38,554)      (24,821)
             Other assets                                            102           801
            Accounts payable                                     (75,048)       57,485
                                                               ---------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                337,150       358,221
                                                               ---------     ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                            (17,052)      (43,287)
                                                               ---------     ---------
        NET CASH USED IN INVESTING ACTIVITIES                    (17,052)      (43,287)
                                                               ---------     ---------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations          (336,026)     (314,226)
   Payment of principal on outstanding debt                     (100,000)           --
   Payment received on long-term notes receivable                 35,883        44,529
                                                               ---------     ---------

        NET CASH USED IN FINANCING ACTIVITIES                   (400,143)     (269,698)
                                                               ---------     ---------

INCREASE (DECREASE) IN CASH                                      (80,045)       45,237

        Cash at beginning of period                              237,445       260,025
                                                               ---------     ---------

        Cash at end of period                                  $ 157,400     $ 305,262
                                                               ---------     ---------

Supplemental schedule of non-cash investing and financing activities

None.

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the balance sheets for the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Note 2 - The Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. SummitBridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

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

Note 3 - The Company's subordinated debentures in the principal amount of $2,040,000 bear interest at the rate of 8% per annum, payable quarterly, and mature December 31, 2006.

Note 4 - The Company records a valuation allowance in a sufficient amount to adjust the total receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables. As any accounts are determined to be uncollectible, they are charged off against the valuation allowance.

Note 5 - Approximately $130,000 and approximately $172,000 are included in the three-month period ended March 31, 2004 and 2005, respectively, for initial franchise fees. Because the Company's strategic direction is to grow its business by franchising primarily in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue will continue. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 6 - In conjunction with the development of Noble Roman's Pizza and Tuscano's Italian Style Subs, the Company has devised its own recipes for many of the ingredients that go into the making of its products ("Proprietary Products"). The Company contracts with various manufacturers to manufacture its Proprietary Products in accordance with the Company's recipes and formulas and to sell those products to authorized distributors at a contract price which includes an allowance for use of the Company's recipes. The manufacturing contracts also require the manufacturers to remit those allowances to the Company on a periodic basis, usually monthly. The Company recognizes those allowances in revenue as earned based on purchase reports from the distributors.

Note 7 - At December 31, 2004 and March 31, 2005, the Company had outstanding warrants to purchase common stock as follows:


      --------------------------------------------------------------------------
      # Common Shares Represented      Exercise Price    Warrant Expiration Date
      --------------------------------------------------------------------------
                 50,000                    $ 1.00               6/30/2005
      --------------------------------------------------------------------------
                 50,000                    $ 1.50               6/30/2006
      --------------------------------------------------------------------------
               1,000,000                   $ .40                12/31/2007
      --------------------------------------------------------------------------
               1,000,000                   $ .93                12/31/2007
      --------------------------------------------------------------------------
               1,000,000                   $ .93                 1/7/2010
      --------------------------------------------------------------------------
                600,000                    $ .93                1/24/2011
      --------------------------------------------------------------------------

Note 8 - None of the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month periods ended March 31, 2004 and 2005

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade name "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." Both concepts' hallmarks include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been developed in such a way as to produce superior results. Here are a few of the differences that the Company believes makes its products unique:

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

Tuscano's Italian Style Subs
----------------------------

During 2004, the Company improved its cold sub sandwich menu items and expanded the offerings into a separate concept called Tuscano's Italian Style Subs. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's.

With its Italian theme, Tuscano's offers a distinctive format. Tuscano's was designed to be comfortably familiar with the customer. For example, like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the cash out point. Yet Tuscano's has many unique competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, the thematic menu selections and serving options, and the generous yet cost effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost effective.

For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although both franchises are available for locations that do not have the other.

The Company continues its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. Recently, the Company has also been offering the dual-branded concept of Noble Roman's/Tuscano's for stand-alone traditional locations. Noble Roman's has sold franchises in 44 states from coast-to-coast within the United States. In addition, it has sold franchise agreements for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present, due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demands for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2005, respectively.

                                                         Three Months Ended
                                                             March 31,
                                                       2004            2005
                                                       ----            ----
Revenue:
     Royalties and fees                                 87.3%           86.9%
     Administrative fees and other                       2.7             1.0
     Restaurant revenue                                 10.0            12.1
                                                      ------          ------
          Total revenue                                100.0           100.0

Operating expenses:
     Salaries and wages                                 14.2            13.6
     Trade show expenses                                 6.4             5.3
     Travel expense                                      3.3             3.1
     Other operating expenses                            9.2             9.2
     Restaurant expenses                                 9.6            11.7
Depreciation and amortization                             .8              .9
General and administrative                              18.3            18.4
                                                      ------          ------
     Operating income                                   38.2            37.8

Interest and other expense                              12.6             9.9
                                                      ------          ------
     Income before income tax                           25.6            27.9

Income tax                                               8.7             9.5
                                                      ------          ------
     Net income                                         16.9%           18.4%

Results of Operations
---------------------

Total revenue from royalties and fees increased from $1.7 million to $1.8 million for the three-month period ended March 31, 2005 compared to the corresponding period in 2004. That is a 5.0% growth for the three-month period ended March 31, 2005 compared to the corresponding period in 2004. Total revenue increased from $1.9 million to $2.1 million, or an increase of 5.5% for the three-month period ended March 31, 2005 compared to the corresponding period in 2004. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open. The increase in total revenue was the result of the increase in royalties and fees, a small increase in restaurant revenue which was partially offset by a decrease in administrative fees and other. The Company does not plan to operate any locations, except for one test location, on a permanent basis. The Company does, however, periodically operate selected locations while a qualified franchisee is located.

Salaries and wages decreased from 14.2% of revenue for the three-month period ended March 31, 2004 to 13.6% of revenue for the corresponding period in 2005. The decrease was primarily the result of growth in revenue with only a very minor increase in salaries.

Trade show expense decreased from 6.4% of revenue for the three-month period ended March 31, 2004 to 5.3% of revenue for the corresponding period in 2005. This decrease was primarily the result of a small decrease in actual trade show expense and the additional growth in revenue.

Travel expenses decreased from 3.3% of revenue for the three-month period ended March 31, 2004 to 3.1% of revenue for the corresponding period in 2005. This decrease was primarily the result of the increase in revenue while the actual expense remained approximately the same.

Other operating expenses remained constant at 9.2% of revenue for the three-month period ended March 31, 2004 and for the corresponding period in 2005. The small increase in the actual cost for operating expenses were offset by the growth in revenue.

Restaurant expenses increased from 9.6% of revenue for the three-month period ended March 31, 2004 to 11.7% of revenue for the corresponding period in 2005. This increase was the result of the Company operating more locations on a temporary basis until a qualified franchisee could be located.

General and administrative expense increased from 18.3% of revenue for the three-month period ended March 31, 2004 to 18.4% of revenue for the corresponding period in 2005. The actual expenses increased by approximately $22,000, which was largely offset, on a percentage basis, by the growth in revenue.

Operating income increased from approximately $742,000 for the three-month period ended March 31, 2004 to approximately $776,000 for the first quarter of 2005. This increase was primarily the result of the growth in royalty and fee income while maintaining tight control of operating expenses.

Interest expense decreased from approximately $245,000 for the three-month period ended March 31, 2004 to approximately $202,000 for the corresponding period in 2005. This decrease resulted primarily from partial repayment of participating income notes in 2003 and the conversion of the remaining balance to common stock in December 2004.

Net income increased from approximately $328,000 for the three-month period ended March 31, 2004 to approximately $378,000 for the same corresponding period in 2005. This reflected a 15.4% growth in net income for the three-month period ended March 31, 2005 compared to the corresponding period in 2004. This increase was primarily the result of the increase in royalty and fee income while maintaining tight control of operating expenses and aided by the interest expense reduction.

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

Cash flow provided by operating activities continued to show a small improvement in the three-month period ended March 31, 2005 compared to the corresponding period in 2004. The current ratio for March 31, 2005 was 3.5 to 1, which was an improvement from December 31, 2004 of 2.7 to 1.

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

None of the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. The Company's borrowings are at fixed interest rates of 8.0% and 8.75% per annum.

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


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

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


ITEM 6.   Exhibits.

         See Exhibit Index appearing on page 14.

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




                                        NOBLE ROMAN'S, INC.



Date:   May 12, 2005                    /s/ Paul W. Mobley
                                        -------------------------------------
                                        Paul W. Mobley, Chairman of the Board