Form 10-Q
period 2005-06-30
NOBLE ROMANS INC
filed 2005-08-09
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the quarterly period ended June 30, 2005


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

As of August 5, 2005, there were 17,136,884 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2004
           and  June 30, 2005                                            Page 3

        Condensed consolidated statements of operations for the
           three months and six months ended June 30, 2004 and 2005      Page 4

        Condensed consolidated statements of cash flows for the
           six months ended June 30, 2004 and 2005                       Page 5

        Notes to condensed consolidated financial statements             Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                     December 31,         June 30,
                                                                     ------------         --------
                                 Assets                                  2004                2005
                                 ------                                  ----                ----

Current Assets:
   Cash - non-restricted                                             $    260,025      $    424,716
   Cash - restricted                                                      196,754            55,476
   Accounts and notes receivable (net of allowances of
           $82,262)                                                     1,011,758         1,193,587
   Inventories                                                            207,857           195,159
   Assets held for resale                                                      --           256,465
   Prepaid expenses                                                       505,646           526,421
   Current portion of long-term notes receivable                          183,478           190,820
   Deferred tax asset - current portion                                   994,148           994,148
                                                                     ------------      ------------
           Total current assets                                         3,359,665         3,836,793
                                                                     ------------      ------------

Property and equipment:
   Equipment                                                            1,042,790         1,105,727
   Leasehold improvements                                                  94,017           104,018
                                                                     ------------      ------------
                                                                        1,136,807         1,209,744
   Less accumulated depreciation and amortization                         484,068           521,964
                                                                     ------------      ------------
          Net property and equipment                                      652,739           687,780
                                                                     ------------      ------------
Deferred tax asset (net of current portion)                             9,135,834         8,883,662
Other assets                                                            2,100,436         2,097,703
                                                                     ------------      ------------
                      Total assets                                   $ 15,248,675      $ 15,505,938
                                                                     ============      ============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                             $  1,252,852      $  1,020,604
                                                                     ------------      ------------
                Total current liabilities                               1,252,852         1,020,604

Long-term obligations:
   Note payable to bank net of current portion                          7,700,000         7,700,000
   Subordinated debentures                                              2,040,000         2,040,000
                                                                     ------------      ------------
                Total long-term liabilities                             9,740,000         9,740,000
                                                                     ------------      ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized,
       17,136,884 outstanding as of December 31, 2004
       and June 30, 2005)                                              18,648,512        18,648,512
   Preferred stock (5,000,000 shares authorized)                        4,929,274         4,929,274
   Accumulated deficit                                                (19,321,963)      (18,832,452)
                                                                     ------------      ------------
                Total stockholders' equity                              4,255,823         4,745,334
                                                                     ------------      ------------
                      Total liabilities and stockholders' equity     $ 15,248,675      $ 15,505,938
                                                                     ============      ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                    ---------------------------             -------------------------

                                                      2004                2005                2004               2005
                                                      ----                ----                ----               ----
Revenue:
      Royalties and fees                         $  1,792,474        $  1,851,948        $  3,489,035       $  3,633,811
      Administrative fees and other                    22,131              15,716              75,072             36,349
      Restaurant revenue                              308,092             294,123             501,917            542,563
                                                 ------------        ------------        ------------       ------------
           Total revenue                            2,122,697           2,161,786           4,066,024          4,212,724

Operating expenses:
     Salaries and wages                               288,411             271,739             563,507            550,554
     Trade show expense                                83,394             120,534             207,981            228,540
     Travel expense                                    55,781              79,390             120,449            142,803
     Other operating expenses                         175,486             181,303             354,580            370,903
     Restaurant expenses                              299,275             287,460             485,470            526,560
Depreciation and amortization                          16,672              19,349              32,905             37,896
General and administrative                            331,291             370,599             686,632            748,518
                                                 ------------        ------------        ------------       ------------
          Operating income                            872,386             831,413           1,614,501          1,606,948

Interest and other expense                            250,437             204,385             495,803            406,632
                                                 ------------        ------------        ------------       ------------
          Net income before income taxes
             from continuing operations               621,950             627,028           1,118,698          1,200,317

Income tax                                            205,683             213,189             374,577            408,108
                                                 ------------        ------------        ------------       ------------
          Net income from continuing
              operations                         $    416,267        $    413,838        $    744,121       $    792,209

Loss on discontinued operations net of
    tax benefit of $155,935                                --            (302,698)                 --           (302,698)
                                                 ------------        ------------        ------------       ------------
          Net income                             $    416,267        $    111,140        $    744,121       $    489,511
                                                 ============        ============        ============       ============

Earnings per share:
     Net income from continuing operations       $        .03        $        .02        $        .05       $        .05
     Net income                                  $        .03        $        .01        $        .05       $        .03
Weighted average number of common
    shares outstanding                             16,277,827          17,136,884          16,277,827         17,136,884

Diluted earnings per share:
     Net income                                  $        .02        $        .01        $        .04       $        .03
Weighted average number of common
    shares outstanding                             17,156,501          17,660,322          17,156,501         17,660,322

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                   2004           2005
                                                                                   ----           ----
OPERATING ACTIVITIES
--------------------
   Net income from continuing operations                                        $ 744,121      $ 792,209
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                              78,365         53,858
        Deferred federal income taxes                                             374,577        408,108
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                 (252,419)      (202,204)
             Inventory                                                             (6,397)        (8,315)
             Assets held for resale                                                    --       (215,079)
             Prepaid expenses                                                       2,410        (20,774)
             Other assets                                                             517         (3,818)
        Decrease in:
            Accounts payable                                                     (283,195)       (46,488)
                                                                                ---------      ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 657,979        757,496
                                                                                ---------      ---------

INVESTING ACTIVITIES
--------------------
   Purchase of property and equipment                                             (74,228)       (72,937)
                                                                                ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES                                     (74,228)       (72,937)
                                                                                ---------      ---------

FINANCING ACTIVITIES
--------------------
   Payment of obligations from discontinued operations                           (519,750)      (609,808)
   Payment of principal on outstanding debt                                      (100,000)            --
   Payment received on long-term notes receivable                                  72,487         89,939
                                                                                ---------      ---------
        NET CASH USED BY FINANCING ACTIVITIES                                    (547,263)      (519,868)
                                                                                ---------      ---------

INCREASE IN CASH                                                                   36,488        164,691

        Cash at beginning of period                                               237,445        260,025
                                                                                ---------      ---------

        Cash at end of period                                                   $ 273,933      $ 424,716
                                                                                =========      =========

Supplemental schedule of non-cash investing and financing activities

None.


See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter ended and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Note 2 - On August 2, 2005, the Company entered into a Settlement Agreement with SummitBridge National Investments, LLC and related entities. Upon closing of the Settlement Agreement, Noble Roman's will acquire all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consist of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note since February 2004, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

In order to show the effect of the significant subsequent transaction on its financial statements, the Company has included a proforma balance sheet on page 7 and a proforma statement of operations on page 8. The proforma entries are recorded to adjust the balance sheet as of June 30, 2005 and the statements of operations for the three-month and six-month periods ended June 30, 2005 to reflect (i) the borrowing of $9,000,000, (ii) the conversion of existing subordinated debentures to preferred stock, (iii) to record the Settlement Agreement, and (iv) to adjust interest expense to reflect expense on the new debt instead of the old debt as if these transactions had occurred on June 30, 2005 in the case of the balance sheet and at the beginning of the periods presented in the case of the statements of operations.

Proforma net income available to common shareholders is $1,957,610 and $2,354,682 for the three-month and six-month periods ended June 30, 2005 compared to actual net income of $416,267 and $744,121 for the three-month and six-month periods ended June 30, 2004. This increase was primarily the result of the gain reflected for the settlement with SummitBridge National Investments, LLC. The gain, as a result of the settlement, is $2,793,194 less tax expense of $949,686, or a net of $1,843,508.

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                         December 31,                               Proforma       Proforma
                                                             2004       June 30, 2005              Adjustment   June 30, 2005
                                                             ----       -------------              ----------   -------------
Current Assets:
   Cash - non-restricted                                      $260,025          424,716 (1)(2)(3)      268,800         693,516
   Cash - restricted                                           196,754           55,476                                 55,476
   Accounts and notes receivable (net of allowances of
         $82,262)                                            1,011,758        1,193,587                              1,193,587
   Inventories                                                 207,857          195,159                                195,159
   Assets held for resale                                            -          256,465                                256,465
   Prepaid expenses                                            505,646          526,421                                526,421
   Current portion of long-term notes receivable               183,478          190,820                                190,820
   Deferred tax asset - current portion                        994,148          994,148                                994,148
                                                          ------------     ------------                           ------------
           Total current assets                              3,359,665        3,836,793                              4,105,593
                                                          ------------     ------------                           ------------

Property and equipment:
   Equipment                                                 1,042,790        1,105,727                              1,105,727
   Leasehold improvements                                       94,017          104,018                                104,018
                                                          ------------     ------------                           ------------
                                                             1,136,807        1,209,744                              1,209,744
   Less accumulated depreciation and amortization              484,068          521,964                                521,964
                                                          ------------     ------------                           ------------
          Net property and equipment                           652,739          687,780                                687,780
                                                          ------------     ------------                           ------------
Deferred tax asset (net of current portion)                  9,135,834        8,883,662 (2)(3)       (949,686)       7,933,976
Other assets                                                 2,100,436        2,097,703 (1)(2)         326,598       2,424,301
                                                          ------------     ------------                           ------------
                      Total assets                         $15,248,675      $15,505,938                            $15,151,650
                                                          ============     ============                           ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                    $1,252,852       $1,020,604 (3)          (978,756)       $  41,849
   Short-term notes payable                                          -                - (1)          1,500,000       1,500,000
                                                          ------------     ------------                           ------------
                                                                     -
                Total current liabilities                    1,252,852        1,020,604                              1,541,849
                                                          ------------     ------------                           ------------

Long-term obligations:
   Note payable to bank net of current portion               7,700,000        7,700,000 (1)(3)       (200,000)       7,500,000
   Subordinated debentures                                   2,040,000        2,040,000 (2)        (2,040,000)               -
                                                          ------------     ------------                           ------------
                Total long-term liabilities                  9,740,000        9,740,000                              7,500,000
                                                          ------------     ------------                           ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized,
       17,136,884 outstanding as of December 31, 2004
       and June 30, 2005)                                   18,648,512       18,648,512 (3)          2,471,434      21,119,946
   Preferred stock (5,000,000 shares authorized)             4,929,274        4,929,274 (2)(3)     (2,950,474)       1,978,800
   Accumulated deficit                                    (19,321,963)     (18,832,452) (2)(3)       1,843,508    (16,988,945)
                                                          ------------     ------------                           ------------
                Total stockholders' equity                   4,255,823        4,745,334                              6,109,801
                                                          ------------     ------------                           ------------
                      Total liabilities and
                      stockholders' equity                 $15,248,675      $15,505,938                            $15,151,650
                                                          ============     -===========                           ============

See accompanying notes to condensed consolidated financial statements.

(1)  To record new borrowing of $9,000,000 and the associated cost.
(2) To record the conversion of the existing subordinated debentures to preferred stock and the associated cost.
(3) To record the Settlement Agreement between SummitBridge National Investments, LLC and Noble Roman's, Inc.

These proforma entries are recorded to adjust the statements of operations for the three-month and six-month periods ended June 30, 2005 and the balance sheet of June 30, 2005 to reflect (i) the borrowing of $9,000,000, (ii) the conversion of existing subordinated debentures to preferred stock, (iii) to record the Settlement Agreement between SummitBridge National Investments, LLC and Noble Roman's, Inc., and (iv) to adjust interest expense to reflect expense on the new debt instead of the old debt as if these transactions had occurred on June 30, 2005 for the balance sheet and at the beginning of the periods presented for the statements of operations.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                           Three Months Ended June 30,                                  Six Months Ended June 30,
                               ------------------------------------------------   -------------------------------------------------
                                  Actual     Actual         Proforma   Proforma    Actual     Actual          Proforma    Proforma
                                   2004       2005         Adjustment    2005       2004       2005          Adjustment     2005
                                   ----       ----         ----------    ----       ----       ----          ----------     ----
Revenue:
   Royalties and fees          $1,792,474 $1,851,948                   $1,851,948 $3,489,035 $3,633,811                  $3,633,811
   Administrative fees and
      other                        22,131     15,716                       15,716     75,072     36,349                      36,349
   Restaurant revenue             308,092    294,123                      294,123    501,917    542,563                     542,563
                               ---------- ----------                   ---------- ---------- ----------                  ----------
       Total revenue            2,122,697  2,161,786                    2,161,786  4,066,024  4,212,724                   4,212,724

Operating expenses:
   Salaries and wages              288,411    271,739                     271,739    563,507    550,554                     550,554
   Trade show expense               83,394    120,534                     120,534    207,981    228,540                     228,540
   Travel expense                   55,781     79,390                      79,390    120,449    142,803                     142,803
   Other operating expenses        175,486    181,303                     181,303    354,580    370,903                     370,903
   Restaurant expenses             299,275    287,460                     287,460    485,470    526,560                     526,560
Depreciation and amortization       16,672     19,349                      19,349     32,905     37,896                      37,896
General and administrative         331,291    370,599                     370,599    686,632    748,518                     748,518
                                ---------- ----------                  ---------- ---------- ----------                  ----------
        Operating income           872,386    831,413                     831,413  1,614,501  1,606,948                   1,606,948

Interest and other expense         250,437    204,385(3)(4)    (43,204)   161,181    495,803    406,632(3)(4)   (103,040)   303,591
Other income                            --         --(1)(2)  2,793,194  2,793,194         --         --(1)(2)  2,793,194  2,793,194
                                ---------- ----------                  ---------- ---------- ----------                  ----------
       Income before income
          taxes from continuing
          operations               621,950    627,028                   3,463,425  1,118,698  1,200,317                   4,096,550

Income tax                         205,683    213,189(1)(2)    949,686  1,162,875    374,577    408,108(1)(2)    949,686  1,357,794
                                ---------- ----------                  ---------- ---------- ----------                  ----------
       Net income from
          continuing operations $  416,267 $  413,838                  $2,300,550 $  744,121 $  792,209                  $2,738,757

Loss on discontinued
   operations net of tax
   benefit of $155,935                  --   (302,698)                   (302,698)        --   (302,698                    (302,698)
                                ---------- ----------                  ---------- ---------- ----------                  ----------
       Net income               $  416,267 $  111,140                  $1,997,851 $  744,121 $  489,511                  $2,436,059
Cumulative preferred dividends          --         --(5)        40,241     40,241         --         --(5)        81,377     81,377

Net income available to
   common stockholders             416,267    111,140                   1,957,610 $  744,121 $  489,511                  $2,354,682
                                ========== ==========                  ========== ========== ==========                  ==========

Earnings per share:
   Net income from
      continuing operations     $      .03 $      .02                  $      .14 $      .05 $      .05                  $      .17
   Net income available to
     common stockholders        $      .03 $      .01                  $      .12 $      .05 $      .03                  $      .14
Weighted average number of
   common shares outstanding    16,277,827 17,136,884                  16,322,136 16,277,827 17,136,884                  16,322,136

Diluted earnings per share:
   Net income                   $      .02 $      .01                  $      .12 $      .04 $      .03                  $      .14
Weighted average number of
   common shares outstanding    17,156,501 17,660,322                  16,855,574 17,156,501 17,660,322                  16,855,574

See accompanying notes to condensed consolidated financial statements.

(1) To record the conversion of the existing subordinated debentures to preferred stock and the associated cost.
(2) To record the Settlement Agreement between SummitBridge National Investments, LLC and Noble Roman's, Inc.
(3)  Reverse interest charges for debt repaid from transaction.
(4)  Record interest on new debt.
(5)  Record cumulative preferred dividends.

These proforma entries are recorded to adjust the statements of operations for the three-month and six-month periods ended June 30, 2005 and the balance sheet of June 30, 2005 to reflect (i) the borrowing of $9,000,000, (ii) the conversion of existing subordinated debentures to preferred stock, (iii) to record the Settlement Agreement between SummitBridge National Investments, LLC and Noble Roman's, Inc., and (iv) to adjust interest expense to reflect expense on the new debt instead of the old debt as if these transactions had occurred on June 30, 2005 for the balance sheet and at the beginning of the periods presented for the statements of operations.

(Note 2 continued)

The closing under the Settlement Agreement is contingent upon, among other things, Noble Roman's obtaining new financing on terms satisfactory to it. Noble Roman's has entered into a non-binding letter of understanding with a lender that proposes to make Noble Roman's a loan of the funds to complete the transactions under the Settlement Agreement.

In the Settlement Agreement, Noble Roman's agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for its retained stock over a six- to nine-month period after closing. SummitBridge will continue to have no voting rights with respect to its retained shares as a result of the Indiana Control Share Acquisition Act. However, following the six- to nine-month period after closing, SummitBridge will have the right to require Noble Roman's and its executive officers to use commercially reasonable efforts to cause Noble Roman's shareholders to vote to restore SummitBridge's voting rights on any shares that SummitBridge then owns. Also after the six- to nine-month period, if SummitBridge then owns more than 5% of Noble Roman's outstanding shares, SummitBridge will have certain registration rights.

Upon closing under the Settlement Agreement, the legal action initiated by Noble Roman's against SummitBridge National Investments, LLC in March 2004 will be resolved and the parties will execute mutual releases.

Until closing on the Settlement Agreement, the Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. SummitBridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the Company's former bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable.

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

Note 3 - The Company's subordinated debentures in the principal amount of $2,040,000 bear interest at the rate of 8% per annum, payable quarterly, and mature December 31, 2006. In conjunction with the financing discussed in Note 2, the holders of the $2,040,000 principal amount of currently outstanding subordinated debentures issued by Noble Roman's have agreed, at the time of the closing under the Settlement Agreement, to convert their debentures into shares of Noble Roman's convertible preferred stock that bears cumulative dividends at 8% per annum and has a liquidation preference equal to the principal amount of the debt converted. The preferred stock is convertible after December 31, 2006 into Noble Roman's common stock at a conversion price of $2.25 per share. At any time after December 31, 2008, the Company shall have the right, but not the obligation, to redeem all preferred shares for a purchase price equal to the liquidation value.

Note 4 - The Company records a valuation allowance in a sufficient amount to adjust the total receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables. As any accounts are determined to be uncollectible, they are charged off against the valuation allowance.

Note 5 - Approximately $217,700 and $387,200 are included in the three-month and six-month periods ended June 30, 2005, and approximately $254,000 and $395,500 for the three-month and six-month periods ended June 30, 2004, for initial franchise fees. Because the Company's strategic direction is to grow its business by franchising primarily in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue will continue. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 6 - In conjunction with the development of Noble Roman's Pizza and Tuscano's Italian Style Subs, the Company has devised its own recipes for many of the ingredients that go into the making of its products ("Proprietary Products"). The Company contracts with various manufacturers to manufacture its Proprietary Products in accordance with the Company's recipes and formulas and to sell those products to authorized distributors at a contract price which includes an allowance for use of the Company's recipes. The manufacturing contracts also require the manufacturers to remit those allowances to the Company on a periodic basis, usually monthly. The Company recognizes those allowances in revenue as earned based on sales reports from the distributors.

Note 7 - At December 31, 2004 and June 30, 2005, the Company had outstanding warrants to purchase common stock as follows:

        -----------------------------------------------------------------------
        # Common Shares Represented    Exercise Price   Warrant Expiration Date
        -----------------------------------------------------------------------
                   50,000                  $ 1.50              6/30/2006
        -----------------------------------------------------------------------
                  404,000                  $ 1.25              1/15/2007
        -----------------------------------------------------------------------
                1,000,000                  $ .40               12/31/2007
        -----------------------------------------------------------------------
                1,000,000                  $ .93               12/31/2007
        -----------------------------------------------------------------------
                1,000,000                  $ .93               1/7/2010
        -----------------------------------------------------------------------
                  600,000                  $ .93               1/24/2011
        -----------------------------------------------------------------------

Note 8 - None of the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six-month periods ended June 30, 2004 and 2005

Introduction
------------

On August 2, 2005, the Company entered into a Settlement Agreement with SummitBridge National Investments, LLC and related entities. Upon closing of the Settlement Agreement, Noble Roman's will acquire all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consist of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note since February 2004, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

In order to show the effect of the significant subsequent transaction on its financial statements, the Company has included a proforma balance sheet on page 7 and a proforma statement of operations on page 8. The proforma entries are recorded to adjust the balance sheet as of June 30, 2005 and the statements of operations for the three-month and six-month periods ended June 30, 2005 to reflect (i) the borrowing of $9,000,000, (ii) the conversion of existing subordinated debentures to preferred stock, (iii) to record the Settlement Agreement, and (iv) to adjust interest expense to reflect expense on the new debt instead of the old debt as if these transactions had occurred on June 30, 2005 in the case of the balance sheet and at the beginning of the periods presented in the case of the statements of operations.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2005, respectively.

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                     2004        2005             2004          2005
                                                     ----        ----             ----          ----
Revenue:
     Royalties and fees                              84.5%       85.7%            85.9%         86.3%
     Administrative fees and other                    1.0          .7              1.8            .9
     Restaurant revenue                              14.5        13.6             12.3          12.8
                                                    -----       -----            -----         -----
          Total revenue                             100.0       100.0            100.0         100.0
                                                    -----       -----            -----         -----

Operating expenses:
     Salaries and wages                              13.6        12.6             13.9          13.1
     Trade show expenses                              3.9         5.6              5.1           5.4
     Travel expense                                   2.6         3.7              3.0           3.4
     Other operating expenses                         8.3         8.4              8.7           8.8
     Restaurant expenses                             14.1        13.3             11.9          12.5
Depreciation and amortization                          .8          .9               .8            .9
General and administrative                           15.6        17.1             16.9          17.8
                                                    -----       -----            -----         -----
     Operating income                                41.1        38.5             39.7          38.1

Interest and other expense                           11.8         9.5             12.2           9.7
                                                    -----       -----            -----         -----
     Net income before income tax                    29.3        29.0             27.5          28.5

Income tax                                            9.7         9.9              9.2           9.7
                                                    -----       -----            -----         -----
     Net income                                      19.6%       19.1%            18.3%         18.8%
                                                    =====       =====            =====         =====

Results of Operations
---------------------

Total revenue from royalties and fees increased from $1.792 million to $1.852 million and from $3.489 million to $3.634 million, respectively, for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in 2004. Total revenue increased from $2.123 million to $2.162 million and from $4.066 million to $4.213 million, respectively, for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in 2004. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and higher unit sales from some of the most recent openings. The increase in total revenue was primarily the result of the increase in royalty and fee income.

Salaries and wages decreased from 13.6% of revenue for the three-month periods ended June 30, 2004 to 12.6% for the three-month period ended June 30, 2005. Salaries and wages decreased from 13.9% of revenue for the six-month period ended June 30, 2004 to 13.1% of revenue for the corresponding period in 2005. The primary reason for the decrease was the growth in revenue with approximately the same salaries by utilizing the same staff to support additional growth.

Trade show expense increased from 3.9% of revenue for the three-month period ended June 30, 2004 to 5.6% of revenue for the corresponding period in 2005. Trade show expense increased for the six-month period ended June 30, 2005 to 5.4% of revenue from 5.1% of revenue for the corresponding period in 2004. The increase was the result of increased participation in more national trade shows designed to create additional growth for the future and to further diversify that growth. This expense is not expected to grow more in the future.

Travel expenses increased from 2.6% and 3.0% of revenue for the three-month and six-month periods ended June 30, 2004 to 3.7% and 3.4%, respectively, of revenue for the corresponding periods in 2005. This increase was primarily the result of the increase in the number of franchise locations, especially locations farther away from the home office.

Other operating expenses increased from 8.3% to 8.4% and from 8.7% to 8.8% of revenue, respectively, for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in 2004. These increases were primarily the result of additional advertising expense for additional field staff for anticipated future needs.

Restaurant expenses decreased from 14.1% to 13.3% of revenue for the three-month period ended June 30, 2005 compared to the same period in 2004. Restaurant expenses increased from 11.9% to 12.5% for the six-month period ended June 30, 2005 compared to the corresponding period in 2004. The decrease in the three-month period was the result of operating fewer restaurants on a temporary basis. The increase in the six-month period was the result of operating more restaurants on a temporary basis during the first quarter of 2005 compared to the corresponding period in 2004. Except for one demonstration restaurant, which the Company intends to operate, the Company only operates restaurants on a temporary basis until a suitable franchisee is located.

General and administrative expense increased from 15.6% and 16.9% to 17.1% and 17.8% of revenue for the three-month and six-month period ended June 30, 2005, respectively, compared to the same periods in 2004. The increase was the result of adding more overhead in anticipation of additional growth later in the year. The general and administrative expense, as a percentage of revenue, is expected to decrease as more units are opened later this year.

Operating income decreased from 41.1% and 39.7% of revenue for the three-month and six-month periods ended June 30, 2004 to 38.5% and 38.1%, respectively, of revenue for the corresponding periods in 2005. The decrease in operating income as a percentage of revenue was a result of increasing capacity to support planned future growth. The Company anticipates that the operating income as a percent of revenue will improve later in the year as revenue continues to grow from the growth in the number of units.

Interest expense decreased from 11.8% and 12.2% of revenue for the three-month and six-month periods ended June 30, 2004 to 9.5% and 9.7%, respectively, of revenue for the corresponding periods in 2005. This decrease was the result of the revenue increases from additional growth while the interest cost decreased from reduction of outstanding debt.

Net income from continuing operations decreased from $416,267 to $413,838 for the three-month period ended June 30, 2005 compared to the second quarter in 2004. Net income from continuing operations increased from $744,121 to $792,209 for the six-month period ended June 30, 2005 compared to the corresponding period in 2004. Net income from continuing operations primarily decreased because of increased operating expenses, incurred for future growth, were slightly more than the savings in interest cost as a result of less debt outstanding in the three-month period ended June 30, 2005 compared to 2004. In the six-month period ended June 30, 2005 compared to 2004, net income increased primarily as a result of decreased interest cost resulting from decreased debt outstanding.

During the three-month period and six-month period ended June 30, 2005, the Company incurred a loss on discontinued operations in the amount of $302,698 net of a tax benefit of $155,935. This loss was primarily the result of settling a dispute on a lease agreement related to a restaurant which was closed in February 2000 and legal fees related to the discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by franchising primarily in non-traditional locations. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises plus the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

Cash flow provided by operating activities continued to show improvement in the six-month period ended June 30, 2005 of $757,496 compared to the corresponding period in 2004 of $657,979. The current ratio as of June 30, 2005 was 3.8 to 1, which was an improvement from December 31, 2004 of 2.7 to 1.

Noble Roman's has entered into a non-binding letter of understanding with a lender that proposes to make Noble Roman's a loan of the funds to complete the previously discussed Settlement Agreement. The loan will bear interest at a variable rate of LIBOR plus 4% and it is to be amortized on a straight-line basis over a period of 72 consecutive months immediately following closing. In conjunction with the new financing, all of the holders of the $2,040,000 principal amount of currently outstanding subordinated debentures issued by Noble Roman's have agreed to convert their debentures into shares of Noble Roman's convertible preferred stock that bears cumulative dividends at 8% per annum and has a liquidation preference equal to the principal amount of the debt converted. The preferred stock is convertible at the option of the holder after December 31, 2006 into Noble Roman's common stock at a conversion price of $2.25 per share. At any time after December 31, 2008, the Company shall have the right, but not the obligation, to redeem all preferred shares for a purchase price equal to the liquidation value.

As discussed in the introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations, on August 2, 2005, the Company entered into a Settlement Agreement with SummitBridge National Investments, LLC. In order to show the effect of the significant subsequent transaction on its financial statements, the Company has included a proforma balance sheet on page 7 and a proforma statement of operations on page 8. On a proforma basis, as of June 30, 2005, total debt to net worth was .68 to 1 and the current ratio was
2.7 to 1.

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients and labor and satisfaction of conditions under the proposed Settlement Agreement relating to disputes regarding the Company's obligations under certain financing agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

Recently the Company entered into a Settlement Agreement with SummitBridge National Investments, LLC and related entities. Upon closing of the Settlement Agreement, Noble Roman's will acquire all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consist of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note since February 2004, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

The closing under the Settlement Agreement is contingent upon, among other things, Noble Roman's obtaining new financing on terms satisfactory to it. Noble Roman's has entered into a non-binding letter of understanding with a lender that proposes to make Noble Roman's a loan of the funds to complete the transactions under the Settlement Agreement.

In the Settlement Agreement, Noble Roman's agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for their retained stock over a six- to nine-month period after closing. SummitBridge will continue to have no voting rights with respect to its retained shares as a result of the Indiana Control Share Acquisition Act. However, following the six- to nine-month period after closing, SummitBridge will have the right to require Noble Roman's and its executive officers to use commercially reasonable efforts to cause Noble Roman's shareholders to vote to restore SummitBridge's voting rights on any shares that SummitBridge then owns. Also after the six- to nine-month period, if SummitBridge then owns more than 5% of Noble Roman's outstanding shares, SummitBridge will have certain registration rights.

Upon closing under the Settlement Agreement, the legal action initiated by Noble Roman's against SummitBridge National Investments, LLC in March 2004 will be resolved and the parties will execute mutual releases.

Until closing on the Settlement Agreement, the Company has an outstanding note payable originally made in favor of a bank with an unpaid principal balance of $7,700,000. By the terms of the note it was to bear interest of 8.75% per annum payable monthly in arrears. SummitBridge National Investments, LLC reported that it had purchased this note in October 2003, as well as convertible preferred stock of the Company with an aggregate liquidation preference of $4,929,275 (convertible into 1,643,092 shares of common stock of the Company), 3,214,748 shares of common stock and a warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share. The preferred stock, common stock and warrant were issued to the bank lender in conjunction with various financing transactions. Under the Indiana Control Share Acquisition Law, SummitBridge currently has no voting rights with respect to the shares it acquired. The Company also has advised SummitBridge of the Company's position that the Indiana Business Combination Law prohibits SummitBridge from engaging in certain transactions with the Company until the fifth anniversary of the acquisition, including receipt of payment in respect of the debt obligation and receipt of common stock issuable upon conversion of the convertible preferred stock. The Company also believes that the warrants have expired and no longer are exercisable. SummitBridge has disputed the Company's position.

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

         (a)  Exhibits:  See Exhibit Index appearing on page 16.

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




                                   NOBLE ROMAN'S, INC.



Date:   August 09, 2005            By /s/  Paul W. Mobley
                                      -----------------------------------------
                                      Paul W. Mobley, Chairman of the Board and
                                      Chief Financial Officer