Form 10-Q
period 2005-09-30
NOBLE ROMANS INC
filed 2005-11-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2005

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

                                 (317) 634-3377
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---
Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
As of November 8, 2005, there were 16,322,136 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2004
            and September 30, 2005 (unaudited)                            Page 3

         Condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2005
            (unaudited)                                                   Page 4

         Condensed consolidated statements of cash flows for the
            nine months ended September 30, 2004 and 2005 (unaudited)     Page 5

         Notes to condensed consolidated financial statements (unaudited) Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                      December 31,      September 30,
                                 Assets                                   2004               2005
                                 ------                               ------------       ------------
Current Assets:
   Cash - non-restricted                                              $    260,025       $    983,335
   Cash - restricted                                                       196,754             55,476
   Accounts and notes receivable (net of allowance of
         $82,262 as of December 31, 2004 and $122,262 as of
         September 30, 2005)                                             1,011,758          1,299,397
   Inventories                                                             207,857            191,059
   Assets held for resale                                                       --            272,184
   Prepaid expenses                                                        505,646            470,093
   Current portion of long-term notes receivable                           183,478            170,073
   Deferred tax asset - current portion                                    994,148            994,148
                                                                      ------------       ------------
           Total current assets                                          3,359,665          4,435,766
                                                                      ------------       ------------

Property and equipment:
   Equipment                                                             1,042,790          1,138,904
   Leasehold improvements                                                   94,017            104,388
                                                                      ------------       ------------
                                                                         1,136,807          1,243,292
   Less accumulated depreciation and amortization                          484,068            541,651
                                                                      ------------       ------------
          Net property and equipment                                       652,739            701,641
                                                                      ------------       ------------
Deferred tax asset (net of current portion)                              9,135,834          7,898,415
Other assets                                                             2,100,436          2,393,659
                                                                      ------------       ------------
                      Total assets                                    $ 15,248,675       $ 15,429,481
                                                                      ============       ============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                              $  1,252,852       $    348,964
   Current portion of long-term note payable                                                1,500,000
                                                                      ------------       ------------
                Total current liabilities                                1,252,852          1,848,964

Long-term obligations:
   Note payable to bank net of current portion                           7,700,000          7,500,000
   Subordinated debentures                                               2,040,000                 --
                                                                      ------------       ------------
                Total long-term liabilities                              9,740,000          7,500,000
                                                                      ------------       ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized,
       17,136,884 outstanding as of December 31, 2004
       and 16,322,136 outstanding as of September 30, 2005)             18,648,512         21,021,632
   Preferred stock (5,000,000 shares authorized)                         4,929,274          1,978,800
   Accumulated deficit                                                 (19,321,963)       (16,919,915)
                                                                      ------------       ------------
                Total stockholders' equity                               4,255,823          6,080,517
                                                                      ------------       ------------
                      Total liabilities and stockholders' equity      $ 15,248,675       $ 15,429,481
                                                                      ============       ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                  ------------------              -----------------
                                                     September 30,                  September 30,
                                                     -------------                  -------------
                                                 2004           2005            2004            2005
                                                 ----           ----            ----            ----
Revenue:
      Royalties and fees                     $  1,750,150   $  1,841,408    $  5,239,185   $  5,475,220
      Administrative fees and other                15,654         15,991          90,726         52,340
      Restaurant revenue                          250,014        247,349         751,932        789,913
                                             ------------   ------------    ------------   ------------
           Total revenue                        2,015,818      2,104,748       6,081,842      6,317,472

Operating expenses:
     Salaries and wages                           290,541        282,852         854,048        833,406
     Trade show expense                            86,685        119,816         294,666        348,356
     Travel expense                                70,804         83,333         191,252        226,136
     Other operating expenses                     177,524        183,424         532,105        554,327
     Restaurant expenses                          240,271        241,021         725,741        767,581
Depreciation and amortization                      15,306         25,301          48,211         63,197
General and administrative expenses               347,878        372,762       1,034,510      1,121,280
                                             ------------   ------------    ------------   ------------
          Operating income                        786,808        796,239       2,401,309      2,403,187

Interest and other expense                        240,782        207,298         736,586        613,930
Other income                                           --      2,800,830              --      2,800,830
                                             ------------   ------------    ------------   ------------
          Net income before income taxes
              from continuing operations          546,026      3,389,771       1,664,723      4,590,088

Income tax                                        185,649      1,152,522         560,226      1,560,630
                                             ------------   ------------    ------------   ------------
          Net income from continuing
              operations                     $    360,377   $  2,237,249    $  1,104,497   $  3,029,458

Loss on discontinued operations net of
    tax benefit of $167,276 for three
    months ended and $323,211 for the
    nine months ended September 30, 2005               --       (324,711)             --       (627,410)
                                             ------------   ------------    ------------   ------------
          Net income                         $    360,377   $  1,912,537    $  1,104,497   $  2,402,048
                                             ============   ============    ============   ============

Earnings per share:
     Net income from continuing operations   $        .02   $        .13    $        .07   $        .18
     Net income                              $        .02   $        .11    $        .07   $        .14
Weighted average number of common
    shares outstanding                         16,277,827     16,809,214      16,277,827     17,026,460

Diluted earnings per share:
     Net income                              $        .02   $        .11    $        .06   $        .14
Weighted average number of common
    shares outstanding                         17,015,481     17,411,377      17,044,648     17,628,623

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  2004             2005
                                                                                  ----             ----
OPERATING ACTIVITIES
   Net income from continuing operations                                      $  1,104,497    $  3,029,458
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                              114,281         128,190
        Interest accrued not paid                                                       --         354,533
        Deferred federal income taxes                                              560,226       1,560,630
        Changes in operating assets and liabilities (increase) decrease in:
             Accounts receivable                                                  (159,434)       (287,639)
             Inventory                                                             (61,916)         16,798
             Assets held for resale                                                     --        (272,184)
             Prepaid expenses                                                      (45,302)         (4,447)
             Other assets                                                         (282,870)         21,740
        Decrease in:
            Accounts payable                                                       (97,510)       (287,401)
                                                                              ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,131,972       4,259,678
                                                                              ------------    ------------

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (114,352)       (106,485)
                                                                              ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                                     (114,352)       (106,485)
                                                                              ------------    ------------

FINANCING ACTIVITIES
   Payments received on long term notes receivable                                 109,830         193,945
   Payment of obligations from discontinued operations                            (768,473)     (1,159,850)
   Net proceeds from long-term debt                                                     --       8,599,852
   Principal payments on long-term debt                                           (165,840)             --
   Purchase of all of SummitBridge's interest in the Company except
        2.4 million shares of common stock                                              --     (11,143,909)
   Issuance cost of the new preferred stock                                             --         (61,200)
                                                                              ------------    ------------
        NET CASH USED BY FINANCING ACTIVITIES                                     (824,483)     (3,571,161)
                                                                              ------------    ------------

INCREASE IN CASH                                                                   193,136         582,032

        Cash at beginning of period                                                237,445         456,779
                                                                              ------------    ------------

        Cash at end of period                                                 $    430,581    $  1,038,811
                                                                              ============    ============

Supplemental schedule of non-cash investing and financing activities

The holders of the $2,040,000 aggregate principal amount of subordinated debentures exchanged their subordinated debentures for preferred stock with an aggregate liquidation value of $2,040,000.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Note 2 - On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum variable on a monthly basis. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

In accordance with the Settlement Agreement, Noble Roman's agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for its retained stock over a six- to nine-month period after closing. SummitBridge will continue to have no voting rights with respect to its retained shares as a result of the Indiana Control Share Acquisition Act. However, following the six- to nine-month period after closing, SummitBridge will have the right to require Noble Roman's and its executive officers to use commercially reasonable efforts to cause Noble Roman's shareholders to vote to restore SummitBridge's voting rights on any shares that SummitBridge then owns. Also after the six- to nine-month period, if SummitBridge then owns more than 5% of Noble Roman's outstanding shares, SummitBridge will have certain registration rights.

As a result of the settlement, the legal action initiated by Noble Roman's against SummitBridge National Investments, LLC in March 2004 was resolved and the parties executed mutual releases. The legal action that was settled was a Complaint filed by the Company For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company seeking payment of the unpaid principal and interest of the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees.

Note 3 - Simultaneous with the closing under the Settlement Agreement and the new term loan, the previous holders of the Company's subordinated debentures, in the principal amount of $2,040,000, which bore interest at the rate of 8% per annum which was payable quarterly and which were to mature December 31, 2006, accepted an offer from the Company to convert their subordinated debentures to convertible preferred stock with an aggregate liquidation value of $2,040,000 . The convertible preferred stock provides for cumulative dividends of 8% per annum on the liquidation value of the convertible preferred stock. The preferred stock is convertible after December 31, 2006 into Noble Roman's common stock at a conversion price of $2.25 per share. At any time after December 31, 2008, the Company shall have the right, but not the obligation, to redeem all preferred shares for a purchase price equal to the liquidation value.

Note 4 - The Company records a valuation allowance in a sufficient amount to adjust the total receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables. As any accounts are determined to be uncollectible, they are charged off against the valuation allowance.

Note 5 - Approximately $257,300 and $644,500 are included in the three-month and nine-month periods ended September 30, 2005, and approximately $218,000 and $613,500 for the three-month and nine-month periods ended September 30, 2004, for initial franchise fees. Because the Company's strategic direction is to grow its business by franchising primarily, in the past, in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Because of this addition, the Company believes that franchise fee revenue will be greater in the future. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

Note 7 - At September 30, 2005, the Company had outstanding warrants to purchase common stock as follows:

     --------------------------------------------------------------------------
      # Common Shares Represented    Exercise Price    Warrant Expiration Date
     --------------------------------------------------------------------------
                 50,000                 $ 1.50               6/30/2006
     --------------------------------------------------------------------------
              1,000,000                 $  .40              12/31/2007
     --------------------------------------------------------------------------
              1,000,000                 $  .93              12/31/2007
     --------------------------------------------------------------------------
                404,000                 $ 1.25               1/15/2008
     --------------------------------------------------------------------------
              1,000,000                 $  .93               1/7/2010
     --------------------------------------------------------------------------
                 50,000                 $  .95               9/26/2010
     --------------------------------------------------------------------------
                600,000                 $  .93               1/24/2011
     --------------------------------------------------------------------------

Note 8 - The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2004 and 2005

Introduction
------------

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum variable on a monthly basis. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

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

With its Italian theme, Tuscano's offers a distinctive yet recognizable format. Like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the cash out point. Yet Tuscano's has many unique competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, the thematic menu selections and serving options, high quality whole-muscle meats, and the generous yet cost effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost effective.

For the most part, the Company expects to award Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although both franchises are available for locations that do not have the other.

Franchise Development
---------------------

Noble Roman's has sold franchises in 44 states from coast-to-coast within the United States. In addition, it has sold franchise agreements for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels which it has been doing the past several years. In addition, the Company recently began offering the dual-branded concept of Noble Roman's/Tuscano's for stand-alone traditional locations.

For more rapid growth, the Company plans to sell development territories, by television areas of dominant influence, to Area Developers for the growth of its traditional dual-branded concept. Area Developers will have the exclusive right to develop the dual-branded traditional concept in their area, subject to Company approval on each franchisee and each location. The Area Development Agents will generally pay a development fee of $.05 per population in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the locations developed pursuant to those agreements. In order to maintain the rights to develop the territory, each Development Agent has to meet the minimum development schedule stipulated in the Area Development Agreement. Currently, the Company is in negotiations on eight Area Development Agreements and is in discussions with several other potential area developers.

Financial Summary
-----------------

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2005, respectively.

                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                              -------------               -------------
                                            2004        2005           2004         2005
                                            ----        ----           ----         ----
Revenue:
     Royalties and fees                     86.8%       87.5%           86.1%       86.7%
     Administrative fees and other            .8          .8             1.5          .8
     Restaurant revenue                     12.4        11.8            12.4        12.5
                                           -----       -----           -----       -----
          Total revenue                    100.0       100.0           100.0       100.0

Operating expenses:
     Salaries and wages                     14.4        13.4            14.0        13.2
     Trade show expenses                     4.3         5.7             4.8         5.5
     Travel expense                          3.5         4.0             3.1         3.6
     Other operating expenses                8.8         8.7             8.7         8.8
     Restaurant expenses                    11.9        11.5            11.9        12.2
Depreciation and amortization                 .8         1.2              .8         1.0
General and administrative                  17.3        17.7            17.0        17.7
                                           -----       -----           -----       -----
     Operating income                       39.0        37.8            39.5        38.0

Interest and other expense                  11.9         9.8            12.1         9.7
Other income                                   -       133.1               -        44.3
                                           -----       -----           -----       -----
     Net income before income tax           27.1       161.1            27.4        72.7

Income tax                                   9.2        54.8             9.2        24.7
                                           -----       -----           -----       -----
     Net income                             17.9%      106.3%           18.2%       48.0%
                                           =====       =====           =====       =====

Results of Operations
---------------------

Total revenue from royalties and fees increased from $1.750 million to $1.841 million and from $5.239 million to $5.475 million, respectively, for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004. Total revenue increased from $2.016 million to $2.105 million and from $6.082 million to $6.318 million, respectively, for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004. The increase in the royalties and fees was primarily the result of the growth in the number of franchise locations open and higher unit sales from some of the most recent openings. The increase in total revenue was primarily the result of the increase in royalty and fee income.

Salaries and wages decreased from 14.4% of revenue to 13.4% of revenue and from 14.0% of revenue to 13.2% of revenue for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004. The primary reason for the decrease was the growth in revenue with approximately the same salaries by utilizing the same staff to support additional growth.

Trade show expense increased from 4.3% of revenue to 5.7% of revenue and from 4.8% of revenue to 5.5% of revenue for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004. The increase was the result of increased participation in national trade shows designed to create additional growth for the future and to further diversify that growth. The actual expense is not expected to grow more in the future and if revenues continue to grow as expected, the percentage of revenue represented by trade show expense is expected to decline.

Travel expenses increased from 3.5% of revenue to 4.0% of revenue and from 3.1% of revenue to 3.6% of revenue for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004. This increase was primarily the result of the increase in the number of franchise locations, especially locations farther away from the home office.

Other operating expenses decreased from 8.8% of revenue to 8.7% of revenue and increased from 8.7% of revenue to 8.8% of revenue, respectively, for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in 2004.

Restaurant expenses decreased from 11.9% of revenue to 11.5% of revenue and increased from 11.9% of revenue to 12.2% of revenue, respectively, for the three-month period and nine-month periods ended September 30, 2005 compared to the same periods in 2004. The decrease in the three-month period was the result of operating fewer restaurants on a temporary basis. The increase in the nine-month period was the result of operating more restaurants on a temporary basis. Other than the one demonstration unit, the Company does not plan on operating restaurants, except on a temporary basis until a suitable franchisee is located.

General and administrative expense increased from 17.3% of revenue to 17.7% of revenue and from 17.0% of revenue to 17.7% of revenue for the three-month and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004. This slight increase was the result of adding additional overhead in preparation for additional growth.

Operating income decreased from 39.0% of revenue to 37.8% of revenue and from 39.5% of revenue to 38.0% of revenue for the three-month and nine-month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004. The decrease in operating income as a percentage of revenue was a result of the increase in operating income being less than the increase in total revenue. This was primarily the result of the increase in trade show expense and travel expense as a percentage of total revenue partially offset by the decrease in salaries and wages as a percentage of total revenue.

Interest expense decreased from 11.9% of total revenue and 12.1% of total revenue to 9.8% of total revenue and 9.7% of total revenue for the three-month and nine-month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004. This decrease was the result of the revenue increases from additional growth while the interest cost decreased from reduction of outstanding debt.

Other income was $2,800,830 for both the three-month period and nine-month period ended September 30, 2005 compared to none for the corresponding periods in 2004. This income was the result of the gain associated with the August 25, 2005 settlement with SummitBridge National Investments, LLC, as described under "Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Net income from continuing operations increased from $360,377 and $1,104,497 to $2,237,249 and $3,029,458 for the three-month and nine-month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004. This increase was the result of a slight increase in operating income, a decrease in interest expense and primarily from the other income, as described above, offset by income tax expense on the other income.

The Company incurred a loss on discontinued operations in the amount of $324,711 and $627,410 net of a tax benefit of $167,276 and $323,211 during the three-month period and nine-month period ended September 30, 2005, respectively. This loss was primarily the result of settling a dispute on a lease agreement related to a restaurant which was closed in February 2000 and legal fees related to the discontinued operations. The Company is not aware of any remaining issues related to the discontinued operations that will result in any significant additional expense in the future.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to franchise in non-traditional locations and by franchising in traditional locations through the use of Area Development Agents. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

Cash flow provided by operating activities continued to show improvement in the nine-month period ended September 30, 2005, compared to the corresponding period in 2004, even after reducing the cash flow provided by operating activities by the gain associated with the settlement with SummitBridge National Investments, LLC, as discussed under "Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

On August 25, 2005, the Company finalized a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum variable on a monthly basis. The company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including (but not limited to) changes in demand for the Company's products or franchises, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

None of the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's current borrowings are at a monthly variable rate tied to LIBOR. However, the Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

The Company has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

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

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,275 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

In accordance with the Settlement Agreement, Noble Roman's agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for its retained stock over a six- to nine-month period after closing. SummitBridge will continue to have no voting rights with respect to its retained shares as a result of the Indiana Control Share Acquisition Act. However, following the six- to nine-month period after closing, SummitBridge will have the right to require Noble Roman's and its executive officers to use commercially reasonable efforts to cause Noble Roman's shareholders to vote to restore SummitBridge's voting rights on any shares that SummitBridge then owns. Also after the six- to nine-month period, if SummitBridge then owns more than 5% of Noble Roman's outstanding shares, SummitBridge will have certain registration rights.

As a result of the settlement, the legal action initiated by Noble Roman's against SummitBridge National Investments, LLC in March 2004 was resolved and the parties executed mutual releases. The legal action that was settled was a Complaint filed by the Company For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company seeking payment of the unpaid principal and interest of the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees. In accordance with the Settlement Agreement, Noble Roman's agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for its retained stock over a six- to nine-month period after closing. SummitBridge will continue to have no voting rights with respect to its retained shares as a result of the Indiana Control Share Acquisition Act. However, following the six- to nine-month period after closing, SummitBridge will have the right to require Noble Roman's and its executive officers to use commercially reasonable efforts to cause Noble Roman's shareholders to vote to restore SummitBridge's voting rights on any shares that SummitBridge then owns. Also after the six- to nine-month period, if SummitBridge then owns more than 5% of Noble Roman's outstanding shares, SummitBridge will have certain registration rights.

As a result of the settlement, the legal action initiated by Noble Roman's against SummitBridge National Investments, LLC in March 2004 was resolved and the parties executed mutual releases. The legal action that was settled was a Complaint filed by the Company For Declaratory Judgment, Money Damages and Jury Trial in the Marion Superior Court Civil Division against SummitBridge seeking (among other relief) confirmation of the Company's position under the Indiana Business Combination Law and as to the Company's obligations under the loan. SummitBridge filed an Answer, as well as a Counterclaim against the Company seeking payment of the unpaid principal and interest of the note and against certain of its subsidiaries and a principal shareholder to enforce certain purported guarantees.

The Company is not involved in any litigation currently, nor is any litigation currently threatened, which would have any material effect upon the Company.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                        ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------
                                                                                   (d) Maximum Number (or
                                             (b)         (c) Total Number of    Approximate Dollar Value) of
                       (a) Total Number Average Price Shares Purchased as Part     Shares that May Yet Be
                           of Shares       Paid per     of Publicly Announced   Purchased Under the Plans or
        Period             Purchased        Share       Plans or Programs(1)              Programs
-------------------------------------------------------------------------------------------------------------
Month #1 (July 1 -
July 31)                       0              0                   0                           0
-------------------------------------------------------------------------------------------------------------
Month #2 (August 1 -
August 31)                    (1)            (1)                  0                           0
-------------------------------------------------------------------------------------------------------------
Month #3 (September 1
- September 30)                0              0                   0                           0
-------------------------------------------------------------------------------------------------------------

Total                         (1)            (1)                  0                           0
-------------------------------------------------------------------------------------------------------------

(1) As reported under Part II, Item 1 to this Form 10-Q, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities on August 25, 2005. As a result of this Settlement Agreement, Noble Roman's acquired a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share plus $4,929,275 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock and 814,748 shares of Noble Roman's common stock, all valued at $1.04 per share.

ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 15.

                                Index to Exhibits

Exhibit
-------

3.1 Amendment to Articles of Incorporation Authorizing Series B Convertible Preferred Stock, filed as Exhibit 3.1 to the
         Company's Form 8-K filed August 29, 2005 and incorporated herein by reference.

4.1 Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to the Company's Form 8-K filed August 29, 2005 and incorporated herein by reference.

10.1 Loan Agreement by and Among the Company, Pizzaco, Inc., N.R. Realty, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the Company's Form 8-K filed August 29, 2005 and incorporated herein by reference.

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




                                   NOBLE ROMAN'S, INC.



Date:   November 14, 2005          By: /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)