Form 10-K
period 2005-12-31
NOBLE ROMANS INC
filed 2006-03-29
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No  X
                                                  ---    ---
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $8,054,060.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,322,136 shares of common stock as of March 1, 2006.

Documents Incorporated by Reference:  None

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2005
                                Table of Contents


Item #
in Form 10-K
                                                                           Page
                                     PART I

1.       Business                                                             4
1A.      Risk Factors                                                         7
1B.      Unresolved Staff Comments                                           10
2.       Properties                                                          10
3.       Legal Proceedings                                                   10
4.       Submission of Matters to a Vote of Security Holders                 10

                                     PART II
5.       Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   10
6.       Selected Financial Data                                             12
7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               12
7A.      Quantitative and Qualitative Disclosures About Market Risk          18
8.       Financial Statements and Supplementary Data                         19
9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                30
9A.      Controls and Procedures                                             30
9B.      Other Information                                                   30

                                    PART III
10.      Directors and Executive Officers of the Registrant                  30
11.      Executive Compensation                                              32
12.      Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                         33
13.      Certain Relationships and Related Transactions                      36

                                     PART IV
14.      Principal Accounting Fees and Services                              36
15.      Exhibits, Financial Statements Schedules                            37

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability. In 2005 the Company began selling franchises for its dual-branded concept in traditional locations. The Company plans to sell development territories to Area Developers in an attempt to accelerate growth in the dual-branded traditional concept. Prior to focusing its efforts on franchising for non-traditional and co-branded foodservice operations, the Company had approximately 25 years' experience operating full-service pizza restaurants, giving it unique advantages in the design and consultation of foodservice systems for franchisees. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 44 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. The initial investment, including franchise fee, for a Noble Roman's franchise ranges from approximately $26,700 to $197,500, for a Tuscano's franchise from approximately $30,600 to $167,900, and for both franchises in the same facility from approximately $56,000 to $261,700, depending on the type of facility. Royalties and fees from franchise operations accounted for 86.1%, 85.8% and 86.2% of total revenue for 2003, 2004 and 2005, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data.

Products & Systems
------------------

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been designed with a view to produce superior results. Here are a few of the differences that we believe make our product unique:

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

With its Italian theme, Tuscano's offers a distinctive yet recognizable format. Like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the check out point. Yet Tuscano's has many unique competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, the thematic menu selections and serving options, high quality meats, and generous yet cost-effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost-effective.

Franchise Development
---------------------

Noble Roman's has sold franchises in 44 states from coast-to-coast within the United States. In addition, it has sold franchises for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

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

In order to seek more rapid growth, the Company has initiated a strategy to sell development territories, by television areas of dominant influence, to Area Developers for the growth of its traditional dual-branded concept. Area Developers will have the exclusive right to develop the dual-branded traditional concept in their area. The Area Development Agents will generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the locations developed pursuant to those agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territory, each Development Agent has to meet the minimum development schedule stipulated in the Area Development Agreement. Currently, the Company is in discussions with several potential Area Developers.

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

Within the competitive environment of the traditional franchise segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. One of these advantages is that due to the Company's recently developed fully-prepared crust, pizzas can be prepared and baked in less than five minutes, which the Company believes is a significant advantage especially in the delivery segment of the business.

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

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises may be affected in minor ways by certain seasonalities and holiday periods. Franchise sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Franchise sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of February 28, 2006, the Company employed approximately 29 persons full-time and 47 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), THE BETTER PIZZA PEOPLE (R) and Tuscano's Italian Style Subs(R) are registered with the United States Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

The Company is subject to regulation by the Federal Trade Commission ("FTC") and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

ITEM 1A.   RISK FACTORS

All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside of the Company's control and any one of which, or a combination of which, could materially affect the Company's results of operations. Important factors that could cause actual results to differ materially from the Company's expectations are discussed below. Prospective investors should carefully consider these factors before investing in the Company's securities. These risks and uncertainties include, without limitation:

Competition from larger companies.

The Company competes for franchise sales with large national companies and numerous regional and local companies. Many of the Company's competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. A change in the business strategy of one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain and renew existing franchises or sell its products through its franchise system. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

A significant component of the Company's growth strategy is selling new franchises and assisting franchisees in opening new restaurants. The opening and success of new restaurants will depend upon various factors, including the franchisee's ability to find suitable sites, the ability to negotiate leases for the new restaurants on acceptable terms, the ability to comply with applicable regulatory requirements, the ability to meet construction schedules, the ability of the franchisees to manage their anticipated expansion and to hire and train personnel, the ability of the franchisees to obtain acceptable financing and the effect of competition and general economic and business conditions including, but not limited to, food and labor costs. Many of the foregoing factors are not within the control of the Company. There can be no assurance that the Company will be able to achieve its plans with respect to the opening of new franchise units.

Dependence on success of franchisees.

A significant portion of the Company's earnings comes from royalties generated by its franchises. Franchisees are independent operators, and their employees are not the Company's employees. The Company provides training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond the Company's control. Consequently, franchisees may not successfully operate stores in a manner consistent with the Company's standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company's image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees maintain the quality of its brand and branded products, franchisees may take actions that adversely affect the value of the Company's intellectual property or reputation.

Dependence on consumer preferences and perceptions.

The restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company can be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.

Interruptions in supply or delivery of fresh food products.

Dependence on frequent deliveries of fresh product also subjects the Company to the risks that shortages or interruptions in the supply caused by inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, food, paper and labor may also adversely affect the franchisees and, as a result, adversely affect the Company's ability to add new restaurants.

Dependence on a few individuals.

The Company's business has been and will continue to be dependent upon the efforts and abilities of certain members of its management, particularly Paul Mobley, the Company's Chairman, Chief Executive Officer and Chief Financial Officer, and A. Scott Mobley, the Company's President and Chief Operating Officer. The loss of either of their services could have a material adverse effect on the Company.

Company subject to Indiana law with regard to purchase of the Company's stock.

Certain provisions of Indiana law applicable to the Company could have the affect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares in the Company. These provisions include prohibitions against certain business combinations with persons that become "interested shareholders" (persons owning or controlling shares with voting power equal to 10% or more) unless the Company's Board of Directors approves either the business combination or the acquisition of stock before the person becomes an "interested shareholder."

Company and its franchisees subject to various federal, state and local laws with regard to the operation of the businesses.

The Company is subject to regulation by the FTC and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchise units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 8,000 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in December 2008.

The Company also leases space for the Company-owned dual-branded restaurant in Indianapolis, Indiana which is used as a demonstration and test restaurant. The lease for this property expires December 31, 2010. The Company has the option to extend the term of this lease for two additional five-year periods.

The Company leases space for operating a dual-branded restaurant in Indianapolis, Indiana which it intends to sell when an appropriate franchisee can be identified. The lease for this property expires December 5, 2010. The Company has the option to extend the term of this lease for two additional five-year periods. This lease also provides for the Company to assign the lease to a franchisee when it is franchised.

ITEM 3.  LEGAL PROCEEDINGS

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

                                           2004                    2005
           Quarter Ended:            High       Low         High         Low
                                     ----       -----       ----         ---

           March 31                 $1.55       $1.01       $.95          $.70
           June 30                   1.50        1.15       $.85          $.63
           September 30              1.35        1.00      $1.15          $.71
           December 31               1.15         .73      $1.01          $.77


Holders of Record
-----------------

As of March 1, 2006, there were approximately 351 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends within the foreseeable future.

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Benefit Information
--------------------------------------------

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                                             Number of securities
                                                                                                            remaining available for
                                               Number of Securities to be    Weighted-average exercise       future issuance under
                                                 issued upon exercise of       price of outstanding        equity compensation plans
                                                  outstanding options,           options, warrants           (excluding securities
                                                   warrants and rights               and rights             reflected in column (a))
                Plan Category                             (a)                            (b)                          (c)
Equity compensation plans approved by
stockholders                                                  --                        $   --                         --

Equity compensation plans not approved by
stockholders                                             303,750                        $ 1.05                          --
                                                    ----------------                                            ----------------
Total                                                    303,750                        $ 1.05                          --
                                                    ----------------                                            ----------------

ITEM 6.  SELECTED FINANCIAL DATA          (In thousands except per share data)

                                                                      Year Ended December 31,
                                                    --------------------------------------------------------
Statement of Operations Data:                         2001        2002        2003        2004        2005
                                                    --------    --------    --------    --------    --------
Royalties and fees                                  $  5,162    $  5,644    $  6,701    $  6,789    $  7,270
Administrative fees and other                            306         294         199         125          72
Restaurant revenue                                       279         711         882         998       1,089
                                                    --------    --------    --------    --------    --------
      Total revenue                                    5,747       6,649       7,782       7,912       8,431
Operating expenses                                     2,051       2,152       2,328       2,522       2,627
Restaurant operating expenses                            266         702         867         962       1,059
Depreciation and amortization                             54          63          68          50          70
General and administrative                             1,207       1,255       1,259       1,403       1,491
                                                    --------    --------    --------    --------    --------
      Operating income                                 2,169       2,477       3,260       2,975       3,184
Interest and other                                     1,255       1,254       1,047         946         817
Other income
                                                          --          --          --          --       2,801
                                                    --------    --------    --------    --------    --------
Income before income taxes from continuing
      operations                                         914       1,223       2,213       2,029       5,168
Income taxes                                             311         416         752         690       1,757
                                                    --------    --------    --------    --------    --------
      Net income from continuing operations              603         807       1,461       1,339       3,411

Loss from discontinued operations                     (1,671)       (313)       (167)       (404)       (560)
                                                    --------    --------    --------    --------    --------
      Net income (loss)                             $ (1,068)   $    494    $  1,294    $    935    $  2,851
      Cumulative preferred dividends
                                                          --          --          --          --          16
                                                    --------    --------    --------    --------    --------
      Net income (loss) available to common
          stockholders                              $ (1,068)   $    494    $  1,294    $    935    $  2,835
                                                    ========    ========    ========    ========    ========

Weighted average number of common shares              14,794      16,058      16,169      16,280      16,849
      Net income per share from continuing
          operations                                $    .04    $    .05    $    .09    $    .08    $    .20
      Loss per share from discontinued operations       (.11)       (.02)       (.01)       (.02)       (.03)
                                                    --------    --------    --------    --------    --------
          Net income (loss) per share               $   (.07)   $    .03    $    .08    $    .06    $    .17
                                                    ========    ========    ========    ========    ========

Balance Sheet Data (at year end):

Working capital (deficit)                           $    (83)   $     16    $  2,220    $  2,107    $  2,793
Total assets                                          13,192      13,601      14,284      15,249      15,523
Long-term obligations, net of current portion         10,141       9,232      10,099       9,740       7,125
Stockholders' equity                                $    675    $  1,168    $  2,462    $  4,256    $  6,513

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

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six- year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demands for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

Contractual Obligations
-----------------------

                        Total      Less than 1 year   1-3 Years        3-5 Years   More than 5 years

Long-term debt        $8,625,000      $1,500,000      $3,000,000      $3,000,000      $1,125,000
Operating leases         725,567         200,806         373,377         151,384              --
                      ----------      ----------      ----------      ----------      ----------
     Total            $9,350,567      $1,700,806      $3,373,377      $3,151,384      $1,125,000
                      ==========      ==========      ==========      ==========      ==========

The following table sets forth the 2003, 2004 and 2005 operating results included in the Company's consolidated statement of operations.

                 Condensed Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                       Years Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                                 2003                            2004                            2005
                                                 ----                            ----                            ----
Royalties and fees                  $ 6,700,457        86.1%        $ 6,788,590         85.8%        $ 7,269,868        86.2%
Administrative fees and other           199,231          2.6            124,893           1.6             72,177           .9
Restaurant revenue                      882,305         11.3            998,037          12.6          1,088,783         12.9
                                        -------         ----            -------          ----          ---------         ----
     Total revenue                    7,781,992        100.0          7,911,520         100.0          8,430,828        100.0

Express operating expenses:
     Salaries and wages               1,083,168         13.9          1,169,701          14.8          1,139,502         13.5
     Trade show expense                 327,615          4.2            405,580           5.1            474,555          5.6
     Travel expense                     219,365          2.8            282,302           3.6            333,617          4.0
     Other operating expense            698,120          9.0            664,001           8.4            678,231          8.0
Restaurant expenses                     867,227         11.1            961,552          12.2          1,059,396         12.6
Depreciation                             67,938           .9             50,493            .6             69,964           .8
General and administrative            1,259,035         16.2          1,403,338          17.7          1,491,243         17.7
                                      ---------         ----          ---------          ----          ---------         ----

     Operating income                 3,259,524         41.9          2,974,553          37.6          3,184,320         37.8

Interest expense                      1,046,581         13.4            946,234          12.0            817,357          9.7
Other income                                  -            -                  -             -          2,800,830         33.2
                                      ---------         ----          ---------          ----          ---------         ----
     Income before income taxes       2,212,944         28.4          2,028,319          25.6          5,167,793         61.3
Income taxes                            752,401          9.7            689,628           8.7          1,757,049         20.8
                                      ---------         ----          ---------          ----          ---------         ----
     Net income from continuing
          operations                 $1,460,543        18.8%        $ 1,338,691         16.9%        $ 3,410,744        40.5%
                                     ==========                     ===========                      ===========

2005 Compared with 2004
-----------------------

Total revenue increased from $7.9 million in 2004 to $8.4 million in 2005. This increase was primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $6.8 million in 2004 to approximately $7.3 million in 2005. Included in royalties and fees were approximately $795,500 for 2004 and $699,500 for 2005 for initial franchise fees. Because one of the Company's strategic directions is to grow its business by franchising non-traditional locations, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Because of this addition, the Company believes that franchise fee revenue has the potential to be greater in the future.

Restaurant revenues increased from $998,037 in 2004 to $1.089 million in 2005. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located.

Salaries and wages decreased from 14.8% of revenue in 2004 to 13.5% of revenue in 2005. This decrease was primarily the result of actual salaries and wages remaining constant while the revenue increased primarily as a result of an increase in franchise locations.

Trade show expenses increased from 5.1% of revenue in 2004 to 5.6% of revenue in 2005. This increase was primarily the result of adding additional national trade shows in different venues. The Company anticipates this actual dollar expense to remain approximately the same in 2006 and, with anticipated growth in revenue, the percentage expense is anticipated to decrease in 2006.

Travel expenses increased from 3.6% of revenue in 2004 to 4.0% of revenue in 2005. This increase was primarily the result of opening more locations farther away from the home office. Even though the Company expects opening more locations farther away from the home office will continue, the Company anticipates that the expected additional growth in revenue for 2006 will offset the expected increase in travel so that the travel expense, as a percentage of revenue, would stabilize or slightly decrease over time.

Other operating expenses decreased from 8.4% of revenue in 2004 to 8.0% of revenue in 2005. This decrease was primarily the result of maintaining operating expenses at approximately the same dollar amount while the revenue increased primarily from the growth in franchise locations. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2006 while maintaining operating expenses at approximately the same dollar amount.

Restaurant expenses increased from 12.2% of revenue in 2004 to 12.6% of revenue in 2005. This increase resulted primarily from the Company operating more restaurants on a temporary basis in 2005. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses remained a constant 17.7% of revenue in 2004 and 2005. This was primarily the result of growth in administrative expense being offset by growth in revenue. The increase in administrative expenses was due in part to expenses associated with the now-settled SummitBridge litigation. The Company expects to be able to maintain the current level of cost as a percent of revenue and possibly lower it slightly over time with the expenses from the SummitBridge litigation now over.

Operating income increased from $3.0 million in 2004 to $3.2 million in 2005. This was primarily the result of additional revenue from growth in the number of franchise locations while maintaining control of the operating expenses.

Interest expense decreased from 12.0% of revenue in 2004 to 9.7% of revenue in 2005. This was a result of a decrease in interest cost because of the reduction in the amount of debt outstanding and, additionally, the result of an increase in revenue.

Other income was $2.8 million in 2005 resulting from the Company consummating a settlement agreement with SummitBridge National Investments, LLC and related entities, as described above under "-Introduction."

Net income from continuing operations increased from $1.34 million in 2004 to $3.41 million in 2005. This increase was primarily the result of the other income described in the previous paragraph and, additionally, the increase in income from continuing operations from $1.34 million in 2004 to $1.56 million in 2005 as a result of the increase in operating income.

The Company recognized a net loss from discontinued operations in 2005 of $560,153 after a tax benefit of $387,603 and $403,753 after a tax benefit of $243,175 in 2004. The loss from discontinued operations was primarily the result of settling lease disputes on lease agreements related to restaurants closed in

1999 and 2000 and for legal fees related to the discontinued operations. The Company believes that any additional expenses resulting from the discontinued operations, in the future, will not be material.

2004 Compared with 2003
-----------------------

Total revenue increased from $7.8 million in 2003 to $7.9 million in 2004. Continuing fees such as royalties and product allowances were approximately the same in 2004 as 2003, while new franchise fees increased approximately $400,000 and commissions on equipment sales decreased by approximately $250,000.

Restaurant revenues increased from approximately $882,000 in 2003 to $998,000 in 2004. This increase was the result of operating more units on a temporary basis in 2004 than were operated in 2003. From time to time the Company operates units until a qualified franchisee can be located. The Company does not plan to operate any units on a permanent basis except for one location which is used as a test kitchen and demonstration facility.

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

Other operating expenses decreased from 9.0% of revenue in 2003 to 8.4% of revenue in 2004. This decrease was primarily the result of tightly controlling operating expenses.

Restaurant expenses increased from 11.1% of revenue in 2003 to 12.2% of revenue in 2004. This increase was the result of operating more units on a temporary basis in 2004 than were operated in 2003.

General and administrative expenses increased from 16.2% of revenue in 2003 to 17.7% of revenue in 2004. This increase was primarily the result of the cost of the litigation with SummitBridge.

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

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to franchise in non-traditional locations and by franchising in traditional locations primarily through the use of Area Development Agents. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

On August 25, 2005, the Company finalized a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six- year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on the Company's Statement of Operations or its Balance Sheet.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions, changes in demand for the Company's products or franchises, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

                                                                                          December 31,
                                                                                          ------------
                                                Assets                                2004            2005
                                                                                      ----            ----
Current assets:
   Cash - non-restricted                                                          $    260,025    $    740,940
   Cash - restricted                                                                   196,754              --
   Accounts and notes receivable (net of allowances of $82,262 in 2004 and
        $122,262 in 2005)                                                            1,011,758       1,299,942
   Inventories                                                                         207,856         221,712
   Assets held for resale                                                                   --         461,709
   Prepaid expenses                                                                    505,646         301,661
   Current portion of long-term notes receivable                                       183,478         173,498
   Deferred tax asset - current portion                                                994,148       1,478,175
                                                                                  ------------    ------------
           Total current assets                                                      3,359,665       4,677,637
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,042,790       1,150,718
   Leasehold improvements                                                               94,017         105,503
                                                                                  ------------    ------------
                                                                                     1,136,807       1,256,221
   Less accumulated depreciation and amortization                                      484,068         565,102
                                                                                  ------------    ------------
          Net property and equipment                                                   652,739         691,119
                                                                                  ------------    ------------
Deferred tax asset (net of current portion)                                          9,135,834       7,782,360
Other assets including long-term portion of notes receivable                         2,100,437       2,371,774
                                                                                  ------------    ------------
                      Total assets                                                $ 15,248,675    $ 15,522,890
                                                                                  ============    ============
                                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                          $  1,252,852    $    384,928
   Current portion of long-term notes payable                                               --       1,500,000
                                                                                  ------------    ------------
                Total current liabilities                                            1,252,852       1,884,928
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                     7,700,000       7,125,000
   Subordinated debentures                                                           2,040,000              --
                                                                                  ------------    ------------
                Total long-term liabilities                                          9,740,000       7,125,000
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 17,136,884 outstanding
       at December 31, 2004 and 16,322,136 outstanding as of December 31, 2005)     18,648,512      21,021,632
   Preferred stock (5,000,000 shares authorized)                                     4,929,274       1,978,800
   Accumulated deficit                                                             (19,321,963)    (16,487,470)
                                                                                  ------------    ------------
                Total stockholders' equity                                           4,255,823       6,512,962
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 15,248,675    $ 15,522,890
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                  Year Ended December 31,
                                                        --------------------------------------------
                                                            2003            2004            2005
                                                        ------------    ------------    ------------
Royalties and fees                                      $  6,700,457    $  6,788,590    $  7,269,868
Administrative fees and other                                199,230         124,893          72,177
Restaurant revenue                                           882,305         998,037       1,088,783
                                                        ------------    ------------    ------------
                Total revenue                              7,781,992       7,911,520       8,430,828

Operating expenses:
     Salaries and wages                                    1,083,168       1,169,701       1,139,502
     Trade show expense                                      327,615         405,580         474,555
     Travel expense                                          219,365         282,302         333,617
     Other operating expenses                                698,120         664,001         678,231
     Restaurant expenses                                     867,228         961,552       1,059,396
Depreciation and amortization                                 67,938          50,493          69,964
General and administrative                                 1,259,034       1,403,338       1,491,243
                                                        ------------    ------------    ------------
              Operating income                             3,259,524       2,974,553       3,184,320

Interest and other expense                                 1,046,581         946,234         817,357
Other income                                                      --              --       2,800,830
                                                        ------------    ------------    ------------
         Income before income taxes from
                   continuing operations                   2,212,944       2,028,319       5,167,793

Income tax expense                                           752,401         689,628       1,757,051
                                                        ------------    ------------    ------------
         Net income from continuing operations             1,460,543       1,338,691       3,410,742

Loss from discontinued operations net of tax benefit
    of  $86,071, $243,175 and $387,603, respectively        (167,079)       (403,753)       (560,153)
                                                        ------------    ------------    ------------
          Net income                                       1,293,464         934,938       2,850,589
Cumulative preferred dividends                                    --              --          16,096
                                                        ------------    ------------    ------------
          Net income available to common stockholders   $  1,293,464    $    934,938    $  2,834,493
                                                        ============    ============    ============

Earnings per share - basic:
    Net income from continuing operations               $         09    $        .08    $        .20
    Net income                                                   .08             .06             .17
Weighted average number of common shares
    outstanding                                           16,168,911      16,280,171      16,848,932

Diluted earnings per share:
    Net income from continuing operations               $        .09    $        .08    $        .20
    Net income                                                   .08             .06             .16
Weighted average number of common shares
    outstanding                                           16,799,214      16,888,236      17,406,367

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                                   Preferred               Common Stock           Accumulated
                                                     Stock            Shares          Amount         Deficit             Total
                                                     -----            ------          ------         -------             -----
Balance at December 31, 2002                      $ 4,929,274       16,166,158    $ 17,789,452     $(21,550,365)     $ 1,168,361

Non-cash exercise
   of warrants                                                         111,666

2003 net income                                                                                       1,293,464        1,293,464
                                                  -----------       ----------    ------------     ------------      -----------

Balance at December 31, 2003                        4,929,274       16,277,824      17,789,452      (20,256,901)       2,461,825



Conversion of
   participating income notes to
   common stock                                                        859,060         859,060                           859,060

2004 net income                                                                                         934,938          934,938
                                                  -----------       ----------    ------------     ------------      -----------

Balance at December 31, 2004                        4,929,274       17,136,884      18,648,512      (19,321,963)       4,255,823



2005 net income                                                                                       2,850,589        2,850,589

Cumulative preferred
    dividends                                                                                           (16,096)         (16,096)

Conversion of long-term
   subordinated debentures to
   preferred stock less issuance cost               1,978,800                                                          1,978,800

Conversion of preferred
   stock to common stock                          (4,929,274)        1,643,092       4,929,274                                --

Purchase of
   SummitBridge shares                                              (2,457,840)     (2,556,154)                       (2,556,154)
                                                  -----------       ----------    ------------     ------------      -----------
                                                           --                                                --

Balance at December 31, 2005                      $ 1,978,800       16,322,136     $21,021,632     $(16,487,470)      $6,512,962
                                                  ===========       ==========     ===========     =============      ==========

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                             Year ended December 31,
                                                                   -----------------------------------------
OPERATING ACTIVITIES                                                  2003           2004           2005
                                                                   -----------    -----------    -----------
     Net income                                                    $ 1,293,464    $   934,938    $ 2,850,589
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                235,013        137,172        134,403
          Interest accrued not paid                                         --             --        354,533
          Non-cash gain from purchase of SummitBridge's interest            --             --     (2,800,830)
          Deferred income taxes                                        666,330        446,453      1,449,303
          Loss from discontinued segment                               253,150        646,927        560,153
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                       (561,940)      (379,616)      (308,559)
                  Inventories                                          (21,964)        57,835        (34,868)
                  Assets held for resale                                    --             --       (449,564)
                  Prepaid expenses                                    (118,333)       (65,745)       163,985
                  Other assets                                         (30,905)       (42,861)        21,397
             Increase (decrease) in:
                 Accounts payable                                     (738,645)       277,962       (253,187)
                                                                   -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                        976,170      2,013,065      1,687,355
                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                                (65,946)      (125,851)       (98,402)
                                                                   -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                     (65,946)      (125,851)       (98,402)
                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations              (953,881)    (1,771,718)    (1,190,795)
     Payment of cumulative preferred dividends                              --             --        (16,096)
     Asset sold for note receivable                                         --        (75,000)            --
     Payment of principal on outstanding debt                       (1,713,740)      (165,840)      (375,000)
     Payment received on long-term notes receivable                     46,744        147,923        235,201
     Purchase of all of SummitBridge's interest in the company
         except 2.4 million shares of common stock                          --             --     (8,300,000)
     Issuance cost of the new preferred stock                               --             --        (61,200)
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                 1,934,919             --      8,599,852
                                                                   -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                   (685,958)    (1,864,635)    (1,108,038)
                                                                   -----------    -----------    -----------

Increase in cash                                                       224,266         22,579        480,915
Cash at beginning of year                                               13,180        237,446        260,025
                                                                   -----------    -----------    -----------
Cash at end of year                                                $   237,446    $   260,025    $   740,940
                                                                   ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The holders of $2,040,000 aggregate principal amount of subordinated debentures exchanged their subordinated debentures for preferred stock with an aggregate liquidation value of $2,040,000.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that its valuation allowance was adequate at December 31, 2004 and 2005 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. The net operating loss carry-forward is approximately $25.7 million which expires between the years 2011 and 2016. Management made the determination that the valuation allowance was adequate after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Note 2:  Notes Payable

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six- year term loan in the principal amount of $9,000,000. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

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

Note 3:  Royalties and Fees

Approximately $483,500, $795,500 and $699,500 are included in the 2003, 2004 and 2005 royalties and fees in Consolidated Statement of Operations for initial franchise fees. Because a primary strategy of the Company has been to grow its business by franchising primarily in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the Franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

Note 4:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have all been assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2005, contingent obligations under non-cancelable operating leases for 2006, 2007, 2008, 2009, 2010 and after 2010 were approximately $171,528, $171,528, $171,528, $107,688, $107,688 and
$460,318, respectively.

Note 5:  Income Taxes:

The Company had a deferred tax asset, as a result of prior operating losses, of $10,129,982 at December 31, 2004 and $8,760,535 at December 31, 2005, most of which expires between the years 2012 and 2016. In 2003, 2004 and 2005, the Company used deferred benefits to offset its tax expense of $752,401, $689,628 and $1,757,051, respectively, and tax benefits from loss on discontinued operations of $86,071, $243,175 and $387,603 for 2003, 2004 and 2005,
respectively. After review, based on time period of the tax carryforward and current operating results, the Company reduced its valuation allowance by $500,000 to $1,655,000 against the deferred tax asset as of December 2005. The valuation allowance reduction is reflected in the discontinued operations.

Note 6:  Common Stock

During 2003, a warrant holder exercised its warrants to purchase 150,000 shares at $.40 per share on a cashless basis and received 111,666 shares of common stock.

During 2004, the holders of participating income notes exercised their option to convert those notes to 859,060 shares of common stock.

During 2005, the Company purchased all of the common stock owned by SummitBridge National Investments, LLC except for 2,400,000 shares after the conversion of its preferred stock with a stated value of $4,929,274 to common stock at the conversion price of $3.00 per share.

At December 31, 2005, the Company had outstanding warrants to purchase common stock as follows:

      # Common Shares Represented    Exercise Price    Warrant Expiration Date
                50,000                   $ 1.50               6/30/2006
             1,000,000                   $  .40               12/31/2007
             1,000,000                   $  .93               12/31/2007
               404,000                   $ 1.25               1/15/2008
             1,000,000                   $  .93               1/7/2010
                50,000                   $  .95               9/26/2010
               600,000                   $  .93               1/24/2011

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. Options granted and remaining outstanding at December 31, 2005 are: 33,000 common shares at $1.75 per share, 40,000 common shares at $1.00 per share, 8,000 common shares at $1.385 per share, 24,250 common shares at $1.46 per share, 47,500 common shares at $1.45 per share, 75,000 common shares at $.55 per share, 10,000 common shares at $.89 and 66,000 common shares at $.83. As of December 31, 2005, options for 237,750 shares are exercisable.

The Series B Preferred Stock with a liquidation value of $2,040,000 is convertible, after December 31, 2006, at the option of the holder to common stock at a conversion price of $2.25 per share. The Company, at its option, may redeem the preferred stock after December 31, 2008 at the liquidation value.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), "Share-Based Payments" (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company adopted SFAS 123R effective for periods beginning January 1, 2006. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). Accordingly, no compensation cost for stock options has been recognized and none were issued in 2005.

Note 7:  Statement of Financial Accounting Standards

The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

Note 8:  Loss from Discontinued Operations

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed or franchised all of its formerly owned full-service restaurants. A loss on these discontinued operations was recognized in a gross amount of $1,047,726 in 2003, an expense of $403,753 after a tax benefit of $243,175 in 2004, and an expense of $560,153 after a tax benefit of $387,603 in 2005. The loss from discontinued operations is primarily the result of settling lease disputes on lease agreements related to restaurants closed in 1999 and 2000 and for legal fees related to the discontinued operations.

Note 9:  Contingencies

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

Douglas Coape-Arnold was paid $55,000 in consulting fees and $2,480 in interest on Participating Income Notes in 2003, $60,000 in consulting fees and $4,680 of interest on Participating Income Notes in 2004, and $72,000 in consulting fees and $2,800 of interest on Participating Income Notes in 2005.

Geovest Capital Partners, LP, whose managing partner is Douglas Coape-Arnold, was paid $139,547 in interest in participating income notes in 2003, $150,728 in 2004 and $77,379 in 2005.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Note 11:  Unaudited Quarterly Financial Information

                                                       Quarter Ended
                                                       -------------
         2005                       December 31   September 30     June 30       March 31
         ----                       -----------   ------------     -------       --------
                                             (in thousands, except per share data)
Total revenue                         $ 2,114        $ 2,105       $ 2,161       $ 2,051
Operating income                          781            796           831           776
Income before income taxes from
    continuing operations                 578          3,390           627           573
Net income from continuing
    operations                            382          2,237           414           378
Net income                            $   450        $ 1,912       $   111       $   378
Net income per common share
    from continuing operations
        Basic                         $   .03        $   .13       $   .02       $   .02
        Diluted                           .03            .13           .02           .02
Net income per share
        Basic                             .02            .11           .01           .02
        Diluted                           .01            .11           .01           .02


                                                       Quarter Ended
                                                       -------------
         2004                       December 31   September 30     June 30       March 31
         ----                       -----------   ------------     -------       --------
                                             (in thousands, except per share data)

Total revenue                         $ 1,830        $ 2,016       $ 2,123       $ 1,943
Operating income                          574            787           872           742
Income before income taxes from
    continuing operations                 363            546           622           497
Net income from continuing
    operations                            235            360           416           328
Net income (loss)                     $  (169)       $   360       $   416       $   328
Net income per common share
    from continuing operations
        Basic                         $   .02        $   .02       $   .03       $   .02
        Diluted                           .02            .02           .02           .02
Net income (loss) per share
        Basic                            (.01)           .02           .03           .02
        Diluted                          (.01)           .02           .02           .02


To the Board of Directors and
  Stockholders of Noble Roman's, Inc.


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations, and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in United States.

/s/ Larry E. Nunn & Associates, LLC

Columbus, Indiana
March 22, 2006

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

        Name                    Age    Positions with the Company
        ----                    ---    --------------------------

     Paul W. Mobley              65    Chairman of the Board, Chief Executive
                                       Officer, Chief Financial Officer and
                                       Director
     A. Scott Mobley             42    President, Secretary and Director
     Douglas H. Coape-Arnold     60    Director
     Troy Branson                42    Executive Vice President of Franchising
     Mitchell Grunat             53    Vice President of Franchise Services
     Michael B. Novak            48    Vice President of Product Development,
                                       Purchasing and Distribution

     The executive officers of the Company serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board. Directors serve one-year terms or until their successors are elected and qualified. The following is a brief description of the previous business background of the executive officers and directors:

     Paul W. Mobley has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991 and a Director since 1974. Mr. Mobley was President of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA. Mr. Mobley is also a Director of Monroe Bancorp.

     A. Scott Mobley has been President since October 1997 and a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

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

     Troy Branson, has been Executive Vice President of Franchising for the Company since November 1997 and from 1992 to 1997, he was Director of Business Development. Prior to joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

     Mitchell Grunat, has been Vice President of Franchise Services for the Company since August 2002. Prior to joining the Company, Mr. Grunat was Chief Operating Officer of Lanter Eye Care from 2001 to 2002, Business Development Officer for Midwest Bankers from 2000 to 2001, and Chief Operating Officer for Tavel Optical Group from 1987 to 2000. Mr. Grunat has B.A. degree in English and Philosophy from Muskingum College.

     Michael B. Novak has been Vice President of Product Development, Purchasing and Distribution since March 2006. Prior to recently joining the Company, Mr. Novak was employed by Delco Foods, a regional food distributor from 2001 to 2006. Prior to Mr. Novak being employed by Delco Foods, he was employed by the Company from 1984 to 2001 as a restaurant General Manager, Area Director of Operations and Director of Product Development and Distribution.


     Section l6(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2005 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

                                      * * *

     Because no separate Audit Committee has been established, the Board of Directors, as a whole, acts as the Audit Committee. Mr. Coape-Arnold is qualified as an "Audit Committee Financial Expert."

     The Company has adopted a code of ethics for its Senior Executive and Financial Officers. The code of ethics can be obtained by contacting the Company's executive office at the address set forth on the cover page of this report.

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and three other highest paid executive officers of the Company, the only executive officers whose salary and bonus exceeded $100,000 for 2005.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                Long-Term Compensation
                                                       Annual Compensation      Securities Underlying
Name and Principal Position                        Year   Salary (l)    Bonus         Options #
---------------------------                        ----   ----------    -----   ---------------------
    Paul Mobley                                    2005    $390,000    $    --               --
        Chairman of the Board                      2004    $360,000         --               --
                                                   2003    $318,000         --

     A. Scott Mobley                               2005    $247,808    $ 2,895               --
        President and Secretary                    2004    $241,708    $    --           20,000
                                                   2003    $209,135    $    --                -

     Troy Branson                                  2005    $100,000    $88,138               --
         Executive Vice President of Franchising   2004    $103,846    $82,075           15,000
                                                   2003    $100,000    $83,722               --

     Mitchell Grunat                               2005    $155,815    $    --               --
          Vice President of Franchise Services     2004    $155,769         --           10,000
                                                   2003    $141,692         --           10,000
------------------

(1) The Company did not have any bonus, retirement, or other arrangements or plans respecting compensation, except for an Incentive Stock Option Plan for executive officers and other employees.

Option Grants In Last Year

     The Company did not grant any stock options during the year ended December 31, 2005, to any employee, officer or director.


                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values
                  ---------------------------------------------

The following table sets forth information concerning the number of exercisable and unexercisable stock options held at December 31, 2005 by the executive officers named in the Summary Compensation Table.

                     Number of Securities            Values of Unexercised
                    Underlying Unexercised              In-The-Money
                     Options at 12/31/05            Options at 12/31/05 (1)
                   Exercisable/Unexercisable       Exercisable/Unexercisable
                   -------------------------       -------------------------

Paul W. Mobley        30,000  /       0             $  9,300    /   $     0
A. Scott Mobley       70,000  /  20,000                9,300    /     3,600
Troy Branson          65,000  /  15,000                6,900    /     2,700
Mitchell Grunat       20,000  /  10,000                5,800    /     1,800


     (1) Based on a per share price of $1.01, the last reported transaction price of the Company's common stock on December 31, 2005.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $ 390,000 per year for 2005, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and automatically renews each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $ 248,241 per year for 2005, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and automatically renews each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

The Company does not pay any separate compensation for Directors that are also employees of the Company. During 2005, the Company paid its non-employee Director a fee of $ 72,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     As of March 1, 2006, there were 16,322,136 shares of the Company's common stock outstanding and and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's voting common stock beneficially owned on March 1, 2006 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and (iii) all executive officers and directors as a group:

       Name and Address                             Amount and Nature         Percent of Outstanding
      of Beneficial Owner                      of Beneficial Ownership (1)    Voting Common Stock (2)
      -------------------                      ---------------------------    -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204                   3,471,018 (3)                    21.3%
     A. Scott Mobley (1)
          One Virginia Avenue, Suite 800
          Indianapolis, IN  46204                     1,417,326 (4)                     9.3
      Geovest Capital Partners, L.P.
          750 Lexington Avenue, 4th Floor
           New York, N.Y.  10022                      1,667,741 (5)                    11.9
      James W. Lewis
          335 Madison Ave., Suite 1702
           New York, N.Y.  10017                      1,709,580 (6)                    12.2
     Douglas H. Coape-Arnold
                                                        250,000 (7)                     1.8
     Troy Branson
                                                         65,100 (8)                      --
     Mitchell Grant
                                                         20,000 (9)                      --
     Zyville E. Lewis
           456 N. Maple Street
          Greenwich, CT  06830                        1,145,396                         8.2
     All Executive Officers and
          Directors as a Group (5 Persons)            5,223,444                        29.3
------------------

(1) All shares owned directly with sole investment and voting power, unless otherwise noted.

(2) The percentage calculations are based upon 14,052,386 shares of the Company's common stock, eligible to vote, issued and outstanding as of March 1, 2006 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of March 1, 2006.

(3) The total includes a warrant to purchase 600,000 shares of stock at an exercise price of $.40 per share which expires December 31, 2007, a warrant to purchase 700,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 600,000 shares at an exercise price of $.93 per share which expires January 7, 2010, a warrant to purchase 300,000 shares at an exercise price of $.93 which expires January 24, 2011, 10,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share and 20,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share.

(4) The total includes 70,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $1.75 per share for 20,000 common shares, $1.00 per share for 10,000 common shares,

     $1.45 per share for 20,000 common shares and $.55 per share for 20,000 common shares. Also includes a warrant to purchase 400,000 shares of common stock at an exercise price of $.40 per share which expires December 31, 2007 and a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, and a warrant to purchase 200,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

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

(9) This total includes 20,000 shares subject to options granted under an employee stock option plan which are currently exercisable at $.89 per share for 10,000 common shares and $.55 per share for 10,000 common shares.

SummitBridge National Investments LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Advisors LLC, Fortress Investment Group LLC, Highbridge/Zwirn Special Opportunities Fund, L.P., Highbridge/Zwirn Capital Management LLC, D.B. Zwirn & Co., LLC, and Daniel B. Zwirn (collectively "SummitBridge") filed an Amendment No. 3 to Schedule 13D with the Securities and Exchange Commission on February 15, 2006 in which it reported shared dispositive power over 2,269,750 shares of common stock of the Company. However, SummitBridge currently has no voting rights as to such shares due to the applicability of the Indiana Control Share Acquisition Law. On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge. Pursuant to the Settlement Agreement, the Company agreed to use commercially reasonable efforts to assist SummitBridge in finding one or more buyers for its stock over a six- to nine-month period. That period has now expired, therefore, SummitBridge has the right to require the Company and its executive officers to use commercially reasonable efforts to cause the Company's shareholders to vote to restore SummitBridge's voting rights on their remaining shares. In addition, since the period has expired, SummitBridge has certain registration rights with respect to the resale of the shares it holds.

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

Douglas Coape-Arnold, director, was paid $72,000 in consulting fees and $2,800 of interest on Participating Income Notes in 2005.

Geovest Capital Partners, LP, whose managing partner is Douglas Coape-Arnold, was paid $77,379 of interest on Participating Income Notes in 2005.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share. Additional information regarding the Settlement Agreement is set forth in Item 12 above and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional audit services rendered by Larry E. Nunn & Associates, LLC for the audit of our annual financial statements, and fees billed for other services rendered by Larry E. Nunn & Associates, LLC during the fiscal years shown.

                             Fiscal Year Ended        Fiscal Year Ended
                             December 31, 2005        December 31, 2004
                             -----------------        -----------------

      Audit Fees (1) ....        $ 28,304                  $ 21,097

---------------------
(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K for the years ended December 31, 2005 and 2004, review of the unaudited financial statements included in our quarterly reports during such years, and services that are normally provided by Larry E. Nunn & Associates, LLC in connection with statutory and regulatory filings or engagement.

     The engagement of Larry E. Nunn and Associates, LLC for conducting the audit of its financial statements and the review of its Form 10-Q's during the years ended December 31, 2005 and 2004, was pre-approved by the Company's Board of Directors. Larry E. Nunn and Associates, LLC has not been engaged by the Company to perform any services other than audits of the Company's financial statements and reviews of its Form 10-Qs. The Board of Directors does not have a pre-approval policy with respect to work performed by the independent auditor.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

           The following consolidated financial statements of Noble
           Roman's, Inc. and subsidiaries are included in Item 8:           Page
                                                                            ----

           Consolidated Balance Sheets - December 31, 2004 and 2005           19

           Consolidated Statements of Operations - years ended December
           31,  2003, 2004 and 2005                                           20

           Consolidated Statements of Changes in Stockholders' Equity -
           years ended December 31, 2003, 2004 and 2005                       21

           Consolidated Statements of Cash Flows - years ended December
           31, 2003, 2004 and 2005                                            22

           Notes to Consolidated Financial Statements                         23

           Report of Independent Registered Accounting Firm - Larry E. Nunn &
           Associates, LLC                                                    29

           Exhibits

           Exhibit No.
           3.1       Amended Articles of Incorporation of the Registrant     (1)
           3.2       Amended and Restated By-Laws of the Registrant          (1)
           3.3       Articles of Amendment of the Articles of Incorporation
                     of the Registrant                                       (2)
           3.4       Articles of Amendment of the Articles of Incorporation
                     of the Registrant dated April 16, 2001
           4.1       Specimen Common Stock Certificates                      (1)
           4.2       Form of Warrant Agreement
           10.1      Employment Agreement with Paul W. Mobley dated
                     January 2, 1999
           10.2      Employment Agreement with A. Scott Mobley dated
                     January 2, 1999
           10.3      1984 Stock Option Plan                                  (3)
           10.4      Form of Stock Option Agreement                          (3)
           10.5      Settlement Agreement with SummitBridge dated
                     August 1, 2005                                          (4)
           10.6      Loan Agreement with Wells Fargo Bank, N.A. dated
                     August 25, 2005                                         (2)
           21.1      Subsidiaries of the Registrant                          (5)
           31.1      CEO and CFO Certification under Rule 13a-14(a)/15d-14(a)
           32.1      CEO and CFO Certification under Section 1350
--------------------
(1) Incorporated by reference from Registration Statement filed by the Registrant on Form S-18 on October 22, 1982 and ordered effective on December 14, 1982 (SEC No. 2-79963C), and, for the Amended Articles of Incorporation, from the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 on July 1, 1985 (SEC File No.2-84150).
(2) Incorporated by reference from Registrant's current report on Form 8-K filed August 29, 2005.
(3) Incorporated by reference from the Form S-8 filed by the registrant on November 29, 1994 (SEC File No. 33-86804).
(4) Incorporated by reference from Registrant's current report on Form 8-K filed August 5, 2005.
(5) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993.

                                   SIGNATURES



     In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NOBLE ROMAN'S, INC.


 Date: March 29, 2006            By: /s/  Paul W. Mobley
                                     -------------------------------------------
                                     Paul W. Mobley, Chief Executive Officer and
                                     Chief Financial Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 2006                          /s/ Paul W. Mobley
                                              ----------------------------------
                                              Paul W. Mobley
                                              Chairman of the Board and Director



Date: March 29, 2006                          /s/ A. Scott Mobley
                                              ----------------------------------
                                              A. Scott Mobley
                                              President and Director



Date: March 29, 2006                          /s/ Douglas H. Coape-Arnold
                                              ----------------------------------
                                              Douglas H. Coape-Arnold
                                              Director