Form 10-Q
period 2006-03-31
NOBLE ROMANS INC
filed 2006-05-08
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 For the quarterly period ended March 31, 2006

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

Large Accelerated Filer      Accelerated Filer     Non-Accelerated Filer  X
                        ---                    ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
As of May 3, 2006, there were 16,322,136 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


     Condensed consolidated balance sheets as of December 31, 2005
          and March 31, 2006 (unaudited)                                  Page 3

     Condensed consolidated statements of operations for the
          three months ended March 31, 2005 and 2006  (unaudited)         Page 4

     Condensed consolidated statements of cash flows for the
         three months ended March 31, 2005 and 2006  (unaudited)          Page 5

     Notes to condensed consolidated financial statements (unaudited)     Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                  Assets                                     December        March 31,
                                                                               2005            2006
                                                                           ------------    ------------
Current assets:
   Cash - non-restricted                                                   $    740,940    $    671,863
   Accounts and notes receivable (net of allowances of $122,262 as of
       December 31, 2005 and March 31, 2006)                                  1,299,942       1,164,821
   Inventories                                                                  221,712         234,078
   Assets held for resale                                                       461,709         573,983
   Prepaid expenses                                                             301,661         352,184
   Current portion of long-term notes receivable                                173,498         176,991
   Deferred tax asset - current portion                                       1,478,175       1,478,175
                                                                           ------------    ------------
           Total current assets                                               4,677,637       4,652,095
                                                                           ------------    ------------

Property and equipment:
   Equipment                                                                  1,150,718       1,157,425
   Leasehold improvements                                                       105,503         105,503
                                                                           ------------    ------------
                                                                              1,256,221       1,262,928
   Less accumulated depreciation and amortization                               565,102         586,745
                                                                           ------------    ------------
          Net property and equipment                                            691,119         676,183
                                                                           ------------    ------------
Deferred tax asset (net of current portion)                                   7,782,360       7,845,144
Other assets including long-term portion of notes receivable                  2,371,774       2,347,681
                                                                           ------------    ------------
                      Total assets                                         $ 15,522,890    $ 15,521,103
                                                                           ============    ============

                 Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                   $    384,928    $    394,711
   Current portion of long-term notes payable                                 1,500,000       1,500,000
                                                                           ------------    ------------
                Total current liabilities                                     1,884,928       1,894,711
                                                                           ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                              7,125,000       6,750,000
                                                                           ------------    ------------
                Total long-term liabilities                                   7,125,000       6,750,000
                                                                           ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 16,322,136 outstanding as
       of  December 31, 2005 and March 31, 2006)                             21,021,632      21,021,632
   Preferred stock (5,000,000 shares authorized)                              1,978,800       1,978,800
   Accumulated deficit                                                      (16,487,470)    (16,124,040)
                                                                           ------------    ------------
                Total stockholders' equity                                    6,512,962       6,876,392
                                                                           ------------    ------------
                      Total liabilities and stockholders' equity           $ 15,522,890    $ 15,521,103
                                                                           ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                             2005          2006
                                                         -----------   -----------
Royalties and fees                                       $ 1,781,864   $ 1,867,437
Administrative fees and other                                 20,633        15,186
Restaurant revenue                                           248,441       412,933
                                                         -----------   -----------
                Total revenue                              2,050,937     2,295,556

Operating expenses:
     Salaries and wages                                      278,815       274,544
     Trade show expense                                      108,006       106,730
     Travel expense                                           63,412        95,605
     Other operating expenses                                189,600       196,910
     Restaurant expenses                                     239,101       396,000
Depreciation and amortization                                 18,548        20,758
General and administrative                                   377,919       394,805
                                                         -----------   -----------
              Operating income                               775,536       810,204

Interest and other expense                                   202,246       197,226
                                                         -----------   -----------
         Income before income taxes                          573,289       612,978

Income tax expense                                           194,918       208,413
                                                         -----------   -----------
         Net income                                      $   378,371   $   404,565

Cumulative preferred dividends                                    --        41,135
                                                         -----------   -----------
          Net  income available to common stockholders   $   378,371   $   363,430
                                                         ===========   ===========

Earnings per share - basic:
    Net income                                           $       .02   $       .02
    Net income available to common stockholders                  .02           .02
Weighted average number of common shares
    outstanding                                           17,136,884    16,322,136


Diluted earnings per share:
    Net income                                           $       .02   $       .02
    Net income available to common stockholders                  .02           .02
Weighted average number of common shares
    outstanding                                           17,699,086    17,295,536

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                            2005        2006
                                                          ---------   ---------
OPERATING ACTIVITIES
     Net income                                           $ 378,371   $ 404,565
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                      26,529      37,538
          Deferred income taxes                             194,918     208,413
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable             (77,249)    120,685
                  Inventories                                11,647     (12,367)
                  Assets held for resale                   (209,460)   (102,096)
                  Prepaid expenses                          (24,821)    (50,523)
                  Other assets                                  801         596
             Increase (decrease) in:
                 Accounts payable                            57,485    (174,610)
                                                          ---------   ---------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                             358,221     432,201
                                                          ---------   ---------

INVESTING ACTIVITIES
     Purchase of property and equipment                     (43,287)     (6,708)
                                                          ---------   ---------
             NET CASH USED BY INVESTING ACTIVITIES          (43,287)     (6,708)
                                                          ---------   ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations   (314,226)   (120,521)
     Payment of cumulative preferred dividends                   --     (41,135)
     Payment of principal on outstanding debt                    --    (375,000)
     Payment received on long-term notes receivable          44,529      42,086
                                                          ---------   ---------

              NET CASH USED BY FINANCING ACTIVITIES        (269,698)   (494,570)
                                                          ---------   ---------

Increase (decrease) in cash                                  45,237     (69,077)
Cash at beginning of period                                 260,025     740,940
                                                          ---------   ---------
Cash at end of period                                     $ 305,262   $ 671,863
                                                          =========   =========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                    $  82,975   $ 181,838

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2 -Approximately $348,000 is included in the three-month period ended March 31, 2006, and approximately $189,000 for the three-month period ended March 31, 2005, for initial franchise fees. Because one of the Company's principal strategies is to grow its business by franchising in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Because of this addition, the Company believes that franchise fee revenue will be greater in the future. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month period ended March 31, 2005 and 2006

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." Both concepts' hallmarks include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

In order to seek more rapid growth, the Company has initiated a strategy to sell development territories to Area Developers for the growth of its traditional dual-branded concept. Area Developers will have the exclusive right to develop the dual-branded traditional concept in their area. The Area Development Agents will generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the locations developed pursuant to those agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territory, each Development Agent has to meet the minimum development schedule stipulated in the Area Development Agreement. Currently, the Company is in discussions with several potential Area Developers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended March 31, 2005 and 2006, respectively.

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                    2005              2006
                                                    ----              ----
Royalties and fees                                  86.9%             81.4%
Administrative fees and other                         1.0                .6
Restaurant revenue                                   12.1              18.0
                                                    -----             -----
     Total revenue                                  100.0             100.0
Operating expenses:
     Salaries and wages                              13.6              12.0
     Trade show expense                               5.3               4.6
     Travel expense                                   3.1               4.1
     Other operating expense                          9.2               8.6
     Restaurant expenses                             11.7              17.3
Depreciation                                           .9                .9
General and administrative                           18.4              17.2
                                                    -----             -----
     Operating income                                37.8              35.3
Interest expense                                      9.9               8.6
     Income before income taxes                      27.9              26.7
Income taxes                                          9.5               9.1
                                                    -----             -----
     Net income                                      18.4%             17.6%
                                                    =====             =====

Results of Operations
---------------------

Total revenue increased from $2,050,937 to $2,295,556 for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This increase was the result of an increase in royalties and fees from the addition of new franchises and the increase in restaurant revenue as a result of operating more restaurants on a temporary basis. Royalties and fees increased from approximately $1,781,864 to $1,867,437 for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. Included in royalties and fees were approximately $348,000 and $189,000 for initial franchise fees for the three-month periods ended March 31, 2006 and 2005, respectively. Because one of the Company's strategic directions is to grow its business by franchising non-traditional locations, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Because of this addition, the Company believes that franchise fee revenue has the potential to be greater in the future.

Restaurant revenues increased from $248,441 to $412,933 for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. The Company was operating more restaurants on a temporary basis in the three-month period ended March 31, 2006 than in the first quarter of 2005. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. Since March 31, 2006, the Company has franchised two of the six restaurants it was operating on March 31, 2006.

Salaries and wages decreased from 13.6% of revenue to 12.0% of revenue for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This decrease was primarily the result of actual salaries and wages remaining constant while the revenue increased.

Trade show expenses decreased from 5.3% of revenue to 4.6% of revenue for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This decrease was primarily the result of actual trade show expense remaining constant while the revenue increased. The Company anticipates the actual dollar trade show expense to remain approximately the same for the balance of 2006 compared to the corresponding period in 2005.

Travel expenses increased from 3.1% of revenue to 4.1% of revenue for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This increase was primarily the result of opening more locations farther away from the home office.

Other operating expenses decreased from 9.2% of revenue to 8.6% of revenue for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This decrease was primarily the result of maintaining operating expenses at approximately the same dollar amount while the revenue increased. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2006 while maintaining operating expenses at approximately the same dollar amount.

Restaurant expenses increased from 11.7% of revenue to 17.3% of revenue for the three month period ended March 31, 2006 compared to the corresponding period in 2005. This increase resulted primarily from the Company operating more restaurants on a temporary basis in 2006. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. Since March 31, 2006, the Company has franchised two of the six restaurants it was operating on March 31, 2006.

General and administrative expenses decreased from 18.4% of revenue to 17.2% of revenue for the three month period ended March 31, 2006 compared to the corresponding period in 2005. This was primarily the result of only a small growth in administrative expense which was more than offset by the growth in revenue.

Operating income increased from $775,536 to $810,204 for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This was primarily the result of additional revenue.

Interest expense decreased from 9.9% of revenue to 8.6% of revenue for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This was a result of a decrease in interest cost because of the reduction in the amount of debt outstanding and an increase in revenue partially offset by an increase in interest rate.

Net income increased from $378,371 to $404,565 for the three-month period ended March 31, 2006 compared to the corresponding period in 2005. This increase was primarily the result of the growth in royalty and fee income, partially offset by the growth in travel expense.

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

On August 25, 2005, the Company obtained a new six- year term loan in the original principal amount of $9,000,000 and with a principal balance on March 31, 2006 of $8,250,000. The note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

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

The Company is not involved in any litigation currently, nor is any litigation currently threatened, which would have a material effect upon the Company.


ITEM 6.   Exhibits.

            (a)  Exhibits:  See Exhibit Index appearing on page 13.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NOBLE ROMAN'S, INC.



Date:   May 8, 2006              By: /s/ Paul W. Mobley
                                     -------------------------------------------
                                     Paul W. Mobley, Chairman of the Board and
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

                                Index to Exhibits

Exhibit
-------

  3.1 Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

  3.2 Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant's Registration Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982 (SEC File No. 2-79963C), is incorporated herein by reference.

  3.3 Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18, 1992 filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850), ordered effective on October 26, 1993, is incorporated herein by reference.

  3.4 Articles of Amendment of the Articles of Incorporation of the Registrant effective May 11, 2000, filed as Annex A and Annex B to the Registrant's Proxy Statement on Schedule 14A filed March 28, 2000, is incorporated herein by reference.

  3.5 Articles of Amendment of the Articles of Incorporation of the Registrant effective April 16, 2001 filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

  3.6 Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23, 2005, filed as Exhibit 3.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

  4.1 Specimen Common Stock Certificates filed as an exhibit to the Registrant's Registration Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982 (SEC File No. 2-79963C), is incorporated herein by reference.

  4.2 Form of Warrant Agreement filed as Exhibit 4.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

  10.1 Employment Agreement with Paul W. Mobley dated November 15, 1994 filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

  10.2 Employment Agreement with A. Scott Mobley dated November 15, 1994 filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

  10.3 1984 Stock Option Plan filed with the Registrant's Form S-8 filed November 29, 1994 (SEC File No. 33-86804), is incorporated herein by reference.

  10.4 Noble Roman's, Inc. Form of Stock Option Agreement filed with the Registrant's Form S-8 filed November 29, 1994 (SEC File No. 33-86804), is incorporated herein by reference.

  10.5 Settlement Agreement with SummitBridge dated August 1, 2005, filed as Exhibit 99.2 to the Registrant's current report on Form 8-K filed August 5, 2005, is incorporated herein by reference.

  10.6 Loan Agreement with Wells Fargo Bank, N.A. dated August 25, 2005 filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

  10.7 Registration Rights Agreement dated August 1, 2005 between the Company and SummitBridge National Investments filed as Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1 (SEC file No. 333-133382) filed April 19, 2006, is incorporated herein by reference.

  21 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.