Form 10-Q
period 2006-06-30
NOBLE ROMANS INC
filed 2006-08-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 16,322,136 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2005
               and June 30, 2006 (unaudited)                              Page 3

         Condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006
               (unaudited)                                                Page 4

         Condensed consolidated statements of cash flows for the
               six months ended June 30, 2005 and 2006  (unaudited)       Page 5

         Notes to condensed consolidated financial statements (unaudited) Page 6

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                    Assets                                    December           June,
                                                                                2005             2006
                                                                            ------------     ------------
Current assets:
   Cash                                                                     $    740,940     $    697,217
   Accounts and notes receivable (net of allowances of $122,262 as of
       December 31, 2005 and June 30, 2006)                                    1,299,942        1,392,595
   Inventories                                                                   221,713          219,020
   Assets held for resale                                                        461,709          481,717
   Prepaid expenses                                                              301,661          343,588
   Current portion of long-term notes receivable                                 173,498          180,554
   Deferred tax asset - current portion                                        1,478,175        1,478,175
                                                                            ------------     ------------
           Total current assets                                                4,677,637        4,792,866
                                                                            ------------     ------------

Property and equipment:
   Equipment                                                                   1,150,718        1,159,758
   Leasehold improvements                                                        105,503          105,503
                                                                            ------------     ------------
                                                                               1,256,221        1,265,260
   Less accumulated depreciation and amortization                                565,101          608,487
                                                                            ------------     ------------
          Net property and equipment                                             691,119          656,774
                                                                            ------------     ------------
Deferred tax asset (net of current portion)                                    7,782,360        7,742,911
Other assets including long-term portion of notes receivable                   2,371,773        2,310,563
                                                                            ------------     ------------
                      Total assets                                          $ 15,522,890     $ 15,503,114
                                                                            ============     ============

                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                    $    384,928     $    356,093
   Current portion of long-term notes payable                                  1,500,000        1,500,000
                                                                            ------------     ------------
                Total current liabilities                                      1,884,928        1,856,093
                                                                            ------------     ------------

Long-term obligations:
   Note payable to bank (net of current portion)                               7,125,000        6,375,000
                                                                            ------------     ------------
                Total long-term liabilities                                    7,125,000        6,375,000
                                                                            ------------     ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 16,322,136 outstanding as
       of  December 31, 2005 and June 30, 2006)                               21,021,632       21,021,632
   Preferred stock (5,000,000 shares authorized)                               1,978,800        1,978,800
   Accumulated deficit                                                       (16,487,470)     (15,728,412)
                                                                            ------------     ------------
                Total stockholders' equity                                     6,512,962        7,272,021
                                                                            ------------     ------------
                      Total liabilities and stockholders' equity            $ 15,522,890     $ 15,503,114
                                                                            ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                  2005             2006            2005             2006
                                                  ----             ----            ----             ----
Royalties and fees                           $  1,851,948     $  1,944,822    $  3,633,811     $  3,812,259
Administrative fees and other                      15,716           18,992          36,349           34,178
Restaurant revenue                                294,123          351,807         542,563          764,740
                                             ------------     ------------    ------------     ------------
                Total revenue                   2,161,786        2,315,620       4,212,724        4,611,177

Operating expenses:
     Salaries and wages                           271,739          310,309         550,554          584,853
     Trade show expense                           120,534          116,906         228,540          223,636
     Travel expense                                79,390           96,731         142,803          192,337
     Other operating expenses                     181,303          177,785         370,903          374,694
     Restaurant expenses                          287,460          341,018         526,560          737,018
Depreciation and amortization                      19,349           20,857          37,896           41,616
General and administrative                        370,599          393,642         748,518          788,447
                                             ------------     ------------    ------------     ------------
              Operating income                    831,413          858,373       1,606,948        1,668,577

Interest and other expense                        204,385          197,964         406,632          395,190
                                             ------------     ------------    ------------     ------------
         Net income before income taxes
            from continuing operations            627,028          660,408       1,200,317        1,273,387

Income tax                                        213,189          224,539         408,108          432,952
                                             ------------     ------------    ------------     ------------
         Net income from continuing
             operations                           413,838          435,870         792,209          840,435

Loss on discontinued operations net of
    tax benefit of $155,935                      (302,698)              --        (302,698)              --
                                             ------------     ------------    ------------     ------------
          Net income                              111,140          435,870         489,511          840,435

Cumulative preferred dividends                         --           40,241              --           81,377
                                             ------------     ------------    ------------     ------------
          Net  income available to common
             shareholders                    $    111,140     $    395,628    $    489,511     $    759,059
                                             ============     ============    ============     ============

Earnings per share - basic:
    Net income from continuing operations    $        .02     $        .03    $        .05     $        .05
    Net income                               $        .01     $        .03    $        .03     $        .05
    Net income available to common
       stockholders                          $        .01     $        .02    $        .03     $        .05
Weighted average number of common
     shares outstanding                        17,136,884       16,322,136      17,136,884       16,322,136

Diluted earnings per share:
    Net income from continuing operations    $        .02     $        .03    $        .04     $        .05
    Net income                                        .01              .03             .03              .05
    Net income available to common
       stockholders                                   .01              .02             .03              .04
Weighted average number of common
    Shares outstanding                         17,660,322       16,963,051      17,660,322       16,963,051

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                2005            2006
                                                                ----            ----
OPERATING ACTIVITIES
     Net income                                             $   792,209     $   840,435
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                          53,858          75,173
          Deferred income taxes                                 408,108         432,952
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                (202,204)       (107,088)
                  Inventories                                    (8,315)          2,693
                  Assets held for resale                       (215,079)        (14,089)
                  Prepaid expenses                              (20,774)        (41,927)
                  Other assets                                   (3,818)          1,022
             Increase (decrease) in:
                 Accounts payable                               (46,488)       (213,228)
                                                            -----------     -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                 757,496         975,942
                                                            -----------     -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                         (72,937)         (9,040)
                                                            -----------     -----------
             NET CASH USED BY INVESTING ACTIVITIES              (72,937)         (9,040)
                                                            -----------     -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations       (609,808)       (264,269)
     Payment of cumulative preferred dividends                                  (81,377)
     Payment of principal on outstanding debt                        --        (750,000)
     Payment received on long-term notes receivable              89,939          85,020
                                                            -----------     -----------

              NET CASH USED BY FINANCING ACTIVITIES            (519,868)     (1,010,626)
                                                            -----------     -----------

Increase (decrease) in cash                                     164,691         (43,723)
Cash at beginning of period                                     260,025         740,940
                                                            -----------     -----------
Cash at end of period                                       $   424,716     $   697,217
                                                            ===========     ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                      $   161,555     $   366,150

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2 -Approximately $352 thousand and $688 thousand are included in the three-month period and six-month period ended June 30, 2006, respectively, and approximately $213 thousand and $366 thousand for the three-month period and six-month period ended June 30, 2005, respectively, for initial franchise fees. Because one of the Company's principal strategies is to grow its business by franchising in non-traditional locations and the number of such locations that are available for targeted growth, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Because of this addition, the Company believes that franchise fee revenue will be greater in the future. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and six-month periods ended June 30, 2005 and 2006

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

Franchise Development
---------------------

Noble Roman's has sold franchises in 45 states from coast-to-coast within the United States plus Guam. In addition, it has sold franchises for military bases in Puerto Rico, Guam and Italy, and for entertainment facilities and convenience stores in Canada.

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

In order to seek more rapid growth, the Company has initiated a strategy to sell development territories to Area Developers for the growth of its traditional dual-branded concept. Area Developers have the exclusive right to develop the dual-branded traditional concept in their area.

The Area Developers pay a development fee of $.05 per capita in their development area and receive 30% of the initial franchise fee and 2/7ths of the royalty from the locations developed pursuant to those agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territory, each Area Developer has to meet the minimum development schedule stipulated in the Area Development Agreement. The Company, subsequent to June 30, 2006, has sold two such territories to Area Developers and is in discussions with several other potential Area Developers. The two territories that have been sold since June 30, 2006 are a 20-unit Development Agreement for a three county area in Ohio near Cincinnati and a 49-unit Development Agreement for fourteen counties in North Carolina and one county in Virginia, all surrounding the Greensboro-Winston-Salem-High Point, North Carolina area.

Financial Summary

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2006, respectively.

                                      Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                            --------                        --------

                                      2005           2006             2005           2006
                                      ----           ----             ----           ----
Royalties and fees                    85.7%          84.0%            86.3%          82.7
Administrative fees and other           .7             .8               .9             .7
Restaurant revenue                    13.6           15.2             12.8           16.6
                                     -----          -----            -----          -----
     Total revenue                   100.0          100.0            100.0          100.0
Operating expenses:
     Salaries and wages               12.6           13.4             13.1           12.7
     Trade show expense                5.6            5.0              5.4            4.8
     Travel expense                    3.7            4.2              3.4            4.2
     Other operating expense           8.4            7.7              8.8            8.1
     Restaurant expenses              13.3           14.7             12.5           16.0
Depreciation                            .9             .9               .9             .9
General and administrative            17.1           17.0             17.8           17.1
                                     -----          -----            -----          -----
     Operating income                 38.5           37.1             38.1           36.2
Interest expense                       9.5            8.5              9.7            8.6
                                     -----          -----            -----          -----
     Income before income taxes       29.0           28.6             28.5           27.6
Income taxes                           9.9            9.8              9.7            9.4
                                     -----          -----            -----          -----
     Net income                       19.1%          18.8%            18.8%          18.2%
                                     =====          =====            =====          =====

Results of Operations
---------------------

Total revenue increased from $2,161,786 to $2,315,620 and from $4,212,724 to $4,611,177 for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in 2005. This increase was the result of an increase in royalties and fees from the addition of new franchises and the increase in restaurant revenue as a result of operating more restaurants on a temporary basis. Royalties and fees increased from approximately $1,851,948 to $1,944,822 and from $3,633,811 to $3,812,259 for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in 2005. Included in royalties and fees were approximately $352,000 and $688,000 for initial franchise fees for the three-month and six-month periods ended June 30, 2006, respectively, and approximately $212,700 and $366,200 for initial franchise fees for the three-month and six-month periods ended June 30, 2005, respectively. Because one of the Company's strategic directions is to grow its business by franchising non-traditional locations, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue for non-traditional locations will continue. Additionally, the Company has recently targeted additional growth by developing traditional dual-branded locations through the use of Area Developers. Subsequent to June 30, 2006, the Company has sold two territories to Area Developers for the development of 20 dual-branded traditional locations in one territory and for the development of 49 dual-branded traditional locations in the second territory. Because of the facts, the Company believes that franchise fee revenue has the potential to be greater in the future.

Restaurant revenues increased from approximately $294,123 and $542,563 to $351,807 and $764,740, respectively, for the three-month and six month periods ended June 30, 2006 compared to the corresponding period in 2005. The Company was operating more restaurants on a temporary basis in the three-month and six-month periods ended June 30, 2006 than in the first and second quarters of 2005. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. During the second quarter 2006, the Company franchised two of the six restaurants it was operating at the beginning of the quarter.

Salaries and wages increased from 12.6% of total revenue to 13.4% of total revenue for the three-month period ended June 30, 2006 compared to the corresponding period in 2005. Salaries and wages decreased from 13.1% to 12.7% of total revenue for the six-month period ended June 30, 2006 compared to the corresponding period in 2005. The increase during the second quarter was primarily the result of adding additional key people to create more rapid growth in the future and the decrease in the six-month period was primarily the result of the growth in revenue for 2006 compared to 2005 with approximately the same actual salaries and wages during the first quarter of 2006 compared to the first quarter of 2005.

Trade show expenses decreased from 5.6% of total revenue to 5.0% of total revenue for the three-month period ended June 30, 2006 compared to the corresponding period in 2005. Trade show expenses decreased from 5.4% of total revenue to 4.8% of total revenue for the six month period ended June 30, 2006 compared to the corresponding period in 2005. This decrease was primarily the result of actual trade show expenses declining slightly while the revenue increased. The Company anticipates the actual dollar trade show expense to remain approximately the same for the balance of 2006 compared to the corresponding period in 2005, which is expected to result in a lower trade show expense as a percent of total revenue.

Travel expenses increased from 3.7% and 3.4% to 4.2% and 4.2%, respectively, of total revenue for the three-month and six month periods ended June 30, 2006 compared to the corresponding periods in 2005. This increase was primarily the result of opening more locations farther away from the home office.

Other operating expenses decreased from 8.4% and 8.8% to 7.7% and 8.1%, respectively, of total revenue for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in 2005. This decrease was primarily the result of maintaining operating expenses at approximately the same dollar amount while the revenue increased. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2006 while maintaining operating expenses at approximately the same dollar amount.

Restaurant expenses increased from 13.3% and 12.5% to 14.7% and 16.0%, respectively, of total revenue for the three-month and six month periods ended June 30, 2006 compared to the corresponding periods in 2005. This increase resulted primarily from the Company operating more restaurants on a temporary basis in 2006. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. During the second quarter 2006, the Company franchised two of the six restaurants it was operating at the beginning of the quarter.

General and administrative expenses decreased from 17.1% and 17.8% to 17.0% and 17.1%, respectively, of total revenue for the three-month and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005. This was primarily the result of only a small growth in administrative expense which was more than offset by the growth in revenue.

Operating income decreased from 38.5% and 38.1% of total revenue to 37.1% and 36.2% of total revenue for the three-month and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005. This was primarily the result of an increase in restaurant expenses and travel expenses as a percentage of total revenue, mostly offset by a decrease in trade show expense, other operating expense and general and administrative expenses, as a percent of total revenue.

Interest expense decreased from 9.5% and 9.7% to 8.5% and 8.6%, respectively, of total revenue for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in 2005. This was a result of a slight decrease in interest cost because of the reduction in the amount of debt outstanding and an increase in revenue partially offset by an increase in interest rate.

Net income increased from $111,140 and $489,511 to $435,870 and $840,435, respectively, for the three-month and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005. This increase was primarily the result of the growth in royalty and fee income, partially offset by the slight increase in operating expenses and the elimination of the loss on discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to franchise in non-traditional locations and by franchising in traditional locations partially through the use of Area Developers. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

On August 25, 2005, the Company obtained a new six-year term loan in the original principal amount of $9,000,000 and with a principal balance on June 30, 2006 of $7,875,000. The note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

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




                                   NOBLE ROMAN'S, INC.



Date:   August 9, 2006             By: /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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