Form 10-Q
period 2006-09-30
NOBLE ROMANS INC
filed 2006-11-08
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 16,559,861 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


     Condensed consolidated balance sheets as of December 31, 2005
          and September 30, 2006 (unaudited)                              Page 3

     Condensed consolidated statements of operations for the three months and nine months ended September 30, 2005
          and 2006  (unaudited)                                           Page 4

     Condensed consolidated statements of cash flows for the
          nine months ended September 30, 2005 and 2006  (unaudited)      Page 5

     Notes to condensed consolidated financial statements (unaudited)     Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                         Assets                                December 31,   September 30,
                                                                                   2005           2006
                                                                                   ----           ----
Current assets:
   Cash                                                                       $    740,940    $    742,553
   Accounts and notes receivable (net of allowances of $122,262 as of
       December 31, 2005 and September 30, 2006)                                 1,299,942       1,463,097
   Inventories                                                                     221,713         220,589
   Assets held for resale                                                          461,709         509,666
   Prepaid expenses                                                                301,661         454,367
   Current portion of long-term notes receivable                                   173,498         184,189
   Deferred tax asset - current portion                                          1,478,175       1,478,175
                                                                              ------------    ------------
           Total current assets                                                  4,677,637       5,052,637
                                                                              ------------    ------------

Property and equipment:
   Equipment                                                                     1,150,718       1,170,342
   Leasehold improvements                                                          105,503         105,503
                                                                              ------------    ------------
                                                                                 1,256,221       1,275,845
   Less accumulated depreciation and amortization                                  565,101         630,228
                                                                              ------------    ------------
          Net property and equipment                                               691,119         645,617
                                                                              ------------    ------------
Deferred tax asset (net of current portion)                                      7,782,360       7,645,966
Other assets                                                                     2,371,773       2,440,470
                                                                              ------------    ------------
                      Total assets                                            $ 15,522,890    $ 15,784,690
                                                                              ============    ============
                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                      $    384,928    $    302,384
   Current portion of long-term notes payable                                    1,500,000       1,500,000
                                                                              ------------    ------------
                Total current liabilities                                        1,884,928       1,802,384
                                                                              ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                 7,125,000       6,000,000
                                                                              ------------    ------------
                Total long-term liabilities                                      7,125,000       6,000,000
                                                                              ------------    ------------

Stockholders' equity:
   Common stock (25,000,000 shares authorized, 16,322,136 outstanding as of
       December 31, 2005 and 16,545,861 outstanding as of September 30, 2006)   21,021,632      21,285,260
   Preferred stock (5,000,000 shares authorized)                                 1,978,800       1,978,800
   Accumulated deficit                                                         (16,487,470)    (15,281,754)
                                                                              ------------    ------------
                Total stockholders' equity                                       6,512,962       7,982,306
                                                                              ------------    ------------
                      Total liabilities and stockholders' equity              $ 15,522,890    $ 15,784,690
                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months                    Nine Months
                                                  Ended September 30,            Ended September30,
                                                  -------------------            ------------------
                                                 2005            2006           2005            2006
                                                 ----            ----           ----            ----
Royalties and fees                          $  1,841,408    $  2,049,948   $  5,475,220    $  5,862,207
Administrative fees and other                     15,991          14,332         52,340          48,510
Restaurant revenue                               247,349         307,260        789,913       1,072,000
                                            ------------    ------------   ------------    ------------
                Total revenue                  2,104,748       2,371,540      6,317,472       6,982,717

Operating expenses:
     Salaries and wages                          282,852         325,961        833,406         910,814
     Trade show expense                          119,816         118,064        348,356         341,700
     Travel expense                               83,333          94,862        226,136         287,199
     Sales commissions                                --          25,093             --          25,093
     Other operating expenses                    183,424         176,546        554,327         551,240
     Restaurant expenses                         241,021         292,442        767,581       1,029,460
Depreciation and amortization                     25,301          20,857         63,197          62,473
General and administrative                       372,762         384,437      1,121,280       1,172,883
                                            ------------    ------------   ------------    ------------
              Operating income                   796,239         933,278      2,403,187       2,601,855

Interest and other expense                       207,298         194,876        613,930         590,066
Other income                                   2,800,830              --      2,800,830              --
                                            ------------    ------------   ------------    ------------
         Net income before income taxes
            from continuing operations         3,389,771         738,402      4,590,088       2,011,789
Income tax                                     1,152,522         251,057      1,560,630         684,008
                                            ------------    ------------   ------------    ------------
         Net income from continuing
            operations                         2,237,249         487,345      3,029,458       1,327,781

Loss on discontinued operations net of
    tax benefit of $167,276 for 3 months
    ended and $323,211 for the 9 months
    ended September 30, 2006                    (324,711)             --       (627,410)             --
                                            ------------    ------------   ------------    ------------
          Net income                           1,912,538         487,345      2,402,048       1,327,781

Cumulative preferred dividends                        --          40,688             --         122,065
                                            ------------    ------------   ------------    ------------
          Net income available to common
             shareholders                   $  1,912,538    $    446,657   $  2,402,048    $  1,205,716
                                            ============    ============   ============    ============

Earnings per share - basic:
    Net income from continuing operations   $        .13    $        .03   $        .18    $        .08
    Net income                              $        .11    $        .03   $        .14    $        .08
    Net income available to common
       stockholders                         $        .11    $        .03   $        .14    $        .07
Weighted average number of common
     shares outstanding                       16,809,214      16,396,303     17,026,460      16,347,130

Fully diluted earnings per share:
    Net income from continuing operations   $        .13    $        .03   $        .17    $        .07
    Net income                              $        .11    $        .03   $        .14    $        .07
    Net income available to common
       stockholders                         $        .11    $        .02   $        .14    $        .06
Weighted average number of common
    shares outstanding                        17,411,377      19,125,397     17,628,623      19,076,224

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
OPERATING ACTIVITIES                                                     September 30,

                                                                       2005           2006
                                                                       ----           ----
     Net income                                                  $  3,029,458    $  1,327,780
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               128,190         117,228
          Interest accrued not paid                                   354,533              --
          Deferred income taxes                                     1,560,630         684,008
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                      (287,639)       (177,590)
                  Inventories                                          16,798           1,124
                  Assets held for resale                             (272,184)        (46,297)
                  Prepaid expenses                                     (4,447)       (152,706)
                  Other assets                                         21,740        (174,816)
             Decrease in:
                 Accounts payable                                    (287,401)       (266,937)
                                                                 ------------    ------------
                 NET CASH PROVIDED BY OPERATING                     4,259,678       1,311,794
                                                                 ------------    ------------
                     ACTIVITIES

INVESTING ACTIVITIES
     Purchase of property and equipment                              (106,485)        (19,624)
                                                                 ------------    ------------
             NET CASH USED BY INVESTING ACTIVITIES                   (106,485)        (19,624)
                                                                 ------------    ------------

FINANCING ACTIVITIES
     Payments received on long-term notes receivable                  193,945         128,818
     Payment of obligations from discontinued operations           (1,159,850)       (431,519)
     Principal payments on outstanding debt                                --      (1,125,000)
     Payment of cumulative preferred dividends                             --        (122,065)
     Proceeds from the exercise of stock options and warrants              --         259,209
     Net proceeds from long-term debt                               8,599,852              --
     Purchase of all of SummitBridge's interest in the Company
           except 2.4 million shares of common stock              (11,143,909)             --
     Issuance cost of the new preferred stock                         (61,200)             --
                                                                 ------------    ------------
              NET CASH USED IN FINANCIAL ACTIVITIES                (3,571,161)     (1,290,557)
                                                                 ------------    ------------

Increase in cash                                                      582,032           1,613
Cash at beginning of period                                           456,779         740,940
                                                                 ------------    ------------
Cash at end of period                                            $  1,038,811    $    742,553
                                                                 ============    ============

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                           $    240,740    $    551,640

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2 - Approximately $266 thousand and $954 thousand are included in the three-month period and nine-month period ended September 30, 2006, respectively, and approximately $241 thousand and $605 thousand for the three-month period and nine-month period ended September 30, 2005, respectively, for initial franchise fees. In past years the Company's growth strategy was to expand primarily through franchising in non-traditional locations. Beginning in the current year, the Company is continuing its focus on franchising in non-traditional locations but also has targeted growth by franchising in traditional, dual-branded locations. Because of the growth opportunity in franchising both in non-traditional locations and in traditional dual-branded locations, the Company believes that franchise fee revenue will be greater in the future. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-month and nine-month periods ended September 30, 2005 and 2006

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and traditional foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." Both concepts' hallmarks include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels which it has been doing the past several years. In addition, the Company recently began offering the dual-branded concept of Noble Roman's/Tuscano's for stand-alone traditional locations. From January 1, 2006 through October 31, 2006, the Company awarded 85 franchise agreements for non-traditional locations and 26 dual-branded agreements for traditional locations. This compares to 72 franchise agreements for non-traditional locations and three dual-branded agreements for traditional locations during the corresponding period in 2005.

The Company recently initiated a strategy to sell development territories to Area Developers for additional growth of its traditional dual-branded concept. Area Developers have the exclusive right to develop the dual-branded traditional concept in their area. The Area Developers pay a development fee of $.05 per capita in their development area and receive 30% of the initial franchise fee and 2/7ths of the royalty from the locations developed pursuant to those agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territory, each Area Developer has to meet the minimum development schedule stipulated in the applicable Area Development Agreement. The Company has sold three such territories to Area Developers and is in discussions with several other potential Area Developers. The three territories that have been sold are a 20-unit Development Agreement for a three county area in Ohio near Cincinnati, a 49-unit Development Agreement for 14 counties in North Carolina and one county in Virginia, and a 25-unit Development Agreement for Sacramento County in California.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended September 30, 2005 and 2006, respectively.

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                           -------------         -------------
                                          2005       2006       2005       2006
                                          ----       ----       ----       ----

Royalties and fees                        87.5%      86.4%      86.7%      84.0%
Administrative fees and other               .8         .6         .8         .7
Restaurant revenue                        11.8       13.0       12.5       15.3
                                         -----      -----      -----      -----
     Total revenue                       100.0%     100.0%     100.0%     100.0%
Operating expenses:
     Salaries and wages                   13.4%      13.7%      13.2%      13.0%
     Trade show expense                    5.7        5.0        5.5        4.9
     Travel expense                        4.0        4.0        3.6        4.1
     Sales commissions                    --          1.1       --           .4
     Other operating expense               8.7        7.4        8.8        7.9
     Restaurant expenses                  11.5       12.3       12.2       14.7
Depreciation                               1.2        1.0        1.0         .9
General and administrative                17.7       16.2       17.7       16.8
                                         -----      -----      -----      -----
     Operating income                     37.8%      39.3%      38.0%      37.3%

Interest and other expense                 9.8        8.2        9.7        8.5
Other income                             133.1       --         44.3       --
                                         -----      -----      -----      -----
     Income before income taxes from
        continuing operations            161.1       31.1       72.7       28.8
Income taxes                              54.8       10.6       24.7        9.8
                                         -----      -----      -----      -----
     Net income                          106.3%      20.5%      48.0%      19.0%
                                         =====      =====      =====      =====

Results of Operations
---------------------

Total revenue increased from $2,104,748 to $2,371,540 and from $6,317,472 to $6,982,717 for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. These increases were primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $1,841,408 to $2,049,948 and from $5,475,220 to $5,862,207 for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. Included in royalties and fees were approximately $266,000 and $954,000 for initial franchise fees for the three-month and nine-month periods ended September 30, 2006, respectively, and approximately $241,000 and $605,000 for initial franchise fees for the three-month and nine-month periods ended September 30, 2005, respectively. In past years the Company's growth strategy was to expand primarily through franchising in non-traditional locations. Beginning in the current year, the Company is continuing to focus on franchising in non-traditional locations but also has targeted additional growth by franchising in traditional dual-branded locations. The Company recently initiated a strategy to sell development territories to Area Developers for additional growth of its traditional dual-branded concept. The Company has sold three such territories to Area Developers and is in discussions with several other potential Area Developers. The three territories that have been sold are a 20-unit Development Agreement for a three county area in Ohio near Cincinnati, a 49-unit Development Agreement for 14 counties in North Carolina and one county in Virginia, and a 25-unit Development Agreement for Sacramento County in California. Because of the identified growth opportunities in franchising both in non-traditional locations and in traditional dual-branded locations, the Company believes that franchise fee revenue will be greater in the future.

Restaurant revenues increased from approximately $247,349 and $789,913 to $307,260 and $1,072,000, respectively, for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in 2005. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. During the second quarter 2006, the Company franchised one of the five restaurants it was operating on a temporary basis.

Salaries and wages increased from 13.4% of total revenue to 13.7% of total revenue for the three-month period ended September 30, 2006 compared to the corresponding period in 2005. Salaries and wages decreased from 13.2% to 13.0% of total revenue for the nine-month period ended September 30, 2006 compared to the corresponding period in 2005. The increase during the third quarter was primarily the result of adding three additional industry-experienced executives to launch the initiative to franchise traditional locations. The decrease in the nine-month period was primarily the result of the growth in revenue for 2006 compared to 2005, offsetting the cost of the additional staff.

Trade show expenses decreased from 5.7% of total revenue to 5.0% of total revenue for the three-month period ended September 30, 2006 compared to the corresponding period in 2005. Trade show expenses decreased from 5.5% of total revenue to 4.9% of total revenue for the nine-month period ended September 30, 2006 compared to the corresponding period in 2005. These decreases were primarily the result of actual trade show expenses remaining approximately the same while the revenue increased. The Company anticipates the actual dollar trade show expense to remain approximately the same for the balance of 2006 compared to the corresponding period in 2005, which is expected to result in a lower trade show expense as a percent of total revenue.

Travel expenses remained constant at 4.0% of total revenue for the three-month period ended September 30, 2006 compared to the same period in 2005 and increased from to 3.6% and 4.1% of total revenue for the nine-month period ended September 30, 2006 compared to the corresponding period in 2005. The increase was primarily the result of opening more locations farther away from the home office, which was offset by increased revenue in the third quarter and only partially offset in the nine-month period ended September 30, 2006.

Sales commissions were 1.1% and .4%, respectively, of total revenue for the three-month and nine-month periods ended September 30, 2006. There were no sales commissions in the corresponding periods in 2005. This expense is anticipated to continue in future periods as the Company pays a sales commission to the executive hired for selling franchises for traditional locations and pays a commission to Area Developers as they sell franchises in their development territories.

Other operating expenses decreased from 8.7% and 8.8% to 7.4% and 7.9%, respectively, of total revenue for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. These decreases were primarily the result of maintaining operating expenses at approximately the same dollar amount while the revenue increased. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2006 while maintaining operating expenses at approximately the same dollar amount.

Restaurant expenses increased from 11.5% and 12.2% to 12.3% and 14.7%, respectively, of total revenue for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. These increases were the result of operating higher volume restaurants. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. During the second quarter 2006, the Company franchised one of the five restaurants it was operating on a temporary basis.

General and administrative expenses decreased from 17.7% and 17.7% to 16.2% and 16.8%, respectively, of total revenue for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. These decreases were primarily the result of only a small growth in administrative expense which was more than offset by the growth in revenue. The Company anticipates that general and administrative expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in revenue while only incurring a small growth in general and administrative expenses.

Operating income increased from 37.8% to 39.3% of total revenue for the three-month period ended September 30, 2006 compared to the corresponding period in 2005. Operating income decreased from 38% to 37.3% of total revenue for the nine-month period ended September 30, 2006 compared to the corresponding period in 2005. The primary reason for the increase in the three-month period was the growth in royalties and fees which more than offset the small growth in operating expenses. The primary reason for the slight decrease in operating income as a percent of total revenue for the nine-month period was primarily the growth in restaurant expenses resulting from operating higher volume restaurants.

Interest expense decreased from 9.8% and 9.7% to 8.2% and 8.5%, respectively, of total revenue for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in 2005. These decreases were the result of a slight decrease in the dollar amount of interest due to the reduction in the amount of debt outstanding and an increase in revenue, which was partially offset by an increase in interest rate. Since the Company does not anticipate the need to borrow any additional funds and plans to continue to reduce its debt, interest rate expense should decrease further in the future.

Other income was $2,800,830 for both the three-month and nine-month periods ended September 30, 2005 and none for the corresponding periods in 2006. This income was the result of the gain associated with the August 25, 2005 settlement with SummitBridge National Investments, LLC. On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000.

Net income decreased from $2,237,249 and $3,029,458 to $487,345 and $1,327,780, respectively, for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005. Included in both the three-month and nine-month periods ended September 30, 2005 was the above-described other income of $2,800,830 which was offset by tax expense of $952,282. Without the above-described gain, net income for the three-month and nine-month periods ended September 30, 2005, would have been $388,701 and $1,180,910, respectively. The increase of 25.4% and 12.4% for the three-month and nine-month periods ended September 30, 2006, compared to the same periods in 2005, in net income without the effect of the one-time gain was primarily the result of the growth in royalty and fee income, partially offset by the increase in operating expenses.

Liquidity and Capital Resources

The Company's strategy is to grow its business by continuing to focus on franchising non-traditional locations and by franchising in traditional locations partially through the use of Area Developers. This strategy does not require significant capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.


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