Form 10-K
period 2006-12-31
NOBLE ROMANS INC
filed 2007-03-14
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
 (Mark one)
  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 for the fiscal year ended December 31, 2006.

----- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to____.

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes               No    X
    --------         -------

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes               No    X
    --------         -------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
    --------         -------

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

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes               No    X
    --------         -------

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $20,093,119.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,742,688 shares of common stock as of March 11, 2007.

Documents Incorporated by Reference:
The following documents are incorporated by reference into this 10-K:
Part III, Items 10 through 14 from Registrant's Proxy Statement to be filed within 120 days after end of fiscal 2006.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2006
                                Table of Contents


Item #
in Form 10-K                                                                Page
                                     PART I

1.      Business                                                               4
1A.     Risk Factors                                                           7
1B.     Unresolved Staff Comments                                             10
2.      Properties                                                            11
3.      Legal Proceedings                                                     11
4.      Submission of Matters to a Vote of Security Holders                   11

                                     PART II
5.      Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                     12
6.      Selected Financial Data                                               13
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             14
7A.     Quantitative and Qualitative Disclosures About Market Risk            19
8.      Financial Statements and Supplementary Data                           20
9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              32
9A.     Controls and Procedures                                               32
9B.     Other Information                                                     32

                                    PART III
10.     Directors and Executive Officers of the Registrant                    32
11.     Executive Compensation                                                32
12.     Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                            32
13.     Certain Relationships and Related Transactions                        33
14.     Principal Accounting Fees and Services                                33

                                     PART IV
15.     Exhibits, Financial Statements Schedules                              34

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 45 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In 2005 the Company began selling franchises for its dual-branded concept in traditional locations. The Company has recently begun to sell development territories to Area Developers in an attempt to accelerate growth in the dual-branded traditional concept. Prior to focusing its efforts on franchising for non-traditional and co-branded foodservice operations, the Company had approximately 25 years' experience operating full-service pizza restaurants, giving it unique expertise in the design and support of foodservice systems for franchisees. Royalties and franchise fees from the Company's franchise operations were $6,788,590; $7,269,868; and $8,084,175 for 2004, 2005 and 2006, respectively. Royalties and fees from franchise operations accounted for 85.8%, 86.2% and 85.2% of total revenue for 2004, 2005 and 2006, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data.

Products & Systems
------------------

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been designed with a view to produce superior results. Here are a few of the differences that we believe make our product unique:

     o Crust made with only specially milled flour with above average protein and yeast.
     o Fresh packed, uncondensed sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
     o 100% real cheese blended from mozzarella and muenster, with no soy additives or extenders.
     o 100% real meat toppings, again with no additives or extenders - a real departure from many pizza concepts.
     o Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
     o An extended product line that includes breadsticks with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
     o A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

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

Tuscano's Italian Style Subs
----------------------------

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

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

Business Strategy

The Company's business strategy can be summarized as follows:

Continue Focus on Sales of Non-Traditional Franchises. The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company has pursued this focus for the past several years.

Growth of our Traditional Dual-Branded Concept. In order to seek more rapid growth, the Company initiated a strategy to sell dual-branded franchises and to sell development territories to Area Developers for additional growth of its dual-branded concept of Noble Roman's/Tuscano's for stand-alone traditional locations. Area Developers have the exclusive right to develop the dual-branded traditional concept in their areas. Area Developers generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the franchise locations developed pursuant to those Development Agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territories, each Developer has to meet the minimum development schedule stipulated in the Area Development Agreement. As of March 14, 2007, the Company has entered into eight Area Development Agreements requiring the development of 311 franchises over the next six years and 58 dual-branded franchise agreements for traditional locations, 23 of which were sold through the Area Development Agreements.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of both its non-traditional and traditional dual-branded concept. Every ingredient and process was designed with a view to producing superior results. All of its menu items were carefully developed to be delivered in a ready-to-use form requiring only on-site assembly and baking. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor and allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

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

Within the competitive environment of the traditional franchise segment of the restaurant industry, management has identified what it believes to be certain competitive advantages for the Company. One of these advantages is that using the fully-prepared crust, developed by the Company, pizzas can be prepared and baked in less than five minutes, which the Company believes is significant especially in the delivery segment of the business.

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

Employees
---------

As of February 28, 2007, the Company employed approximately 40 persons full-time and 25 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), THE BETTER PIZZA PEOPLE (R) and Tuscano's Italian Style Subs(R) are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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


ITEM 1A.   RISK FACTORS

All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control and any one of which, or a combination of which, could materially affect its results of operations. Important factors that could cause actual results to differ materially from the Company's expectations are discussed below. Prospective investors should carefully consider these factors before investing in our securities. These risks and uncertainties include:

Competition from larger companies.

The Company competes for franchise sales with large national companies and numerous regional and local companies. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of several factors including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. A change in the business strategy of one or more of its competitors could have an adverse effect on the Company's ability to sell additional franchises or maintain and renew existing franchises or operating results of the Company's franchise system. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

A significant component of the Company's growth strategy is selling new franchises and assisting franchisees in opening new restaurants. The opening and success of new restaurants will depend upon various factors, including the franchisee's ability to find suitable sites, the ability to negotiate leases for the new restaurants on acceptable terms, the ability to comply with applicable regulatory requirements, the ability to meet construction schedules, the ability of the franchisees to manage their anticipated expansion and to hire and train personnel, the ability of the franchisees to obtain acceptable financing and the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening of new franchise units.

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

Dependence on success of area developers.

One of the Company's growth strategies is selling dual-branded franchise agreements for traditional locations and selling development territories to Area Developers to spur the growth of stand-alone traditional locations. The Company has entered into eight Area Development Agreements calling for the development of a minimum of 311 franchise units over the next six years. The Company, as of March 14, 2007, has entered into 58 dual-branded franchise agreements for traditional locations, 23 of which were sold by the Area Developers in their territories. Area Developers are independent contractors. There is no assurance that we will be able to add additional Area Developers or that Area Developers that entered into agreements with us will be successful in generating additional new franchises.


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

Dependence on a few individuals.

The Company's business has been and will continue to be dependent upon the efforts and abilities of certain members of its management, particularly Paul Mobley, our Chairman, Chief Executive Officer and Chief Financial Officer, and
A. Scott Mobley, our President and Chief Operating Officer. The loss of either of their services could have a material adverse effect on the Company.

The Company is subject to Indiana law with regard to purchases of our stock.

Certain provisions of Indiana law applicable to the Company could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of its common stock. These provisions include prohibitions against certain business combinations with persons that become "interested shareholders" (persons owning or controlling shares with voting power equal to 10% or more) unless the board of directors approves either the business combination or the acquisition of stock before the person becomes an "interested shareholder."

The Company and its franchisees are subject to various federal, state and local laws with regard to the operation of the businesses.

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

Each franchise location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company's third party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and
U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

The Company's stock is quoted on the OTC Bulletin Board and, accordingly, we are not subject to the same corporate governance standards that would apply if our shares were listed on a national exchange or quoted on the Nasdaq Stock Market, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our stock is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include having: a majority of independent directors; an audit committee of independent directors and shareholder approval of certain equity compensation plans. As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on the Nasdaq Stock Market or a national exchange. There is no assurance that the Company's stock will be continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

The Company will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, the Company is not currently required to have its auditor report on management's evaluation of our system of internal controls or certify its compliance with the rules related to its system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.


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

The Company leases space for operating an additional dual-branded restaurant in Indianapolis, Indiana which it intends to sell when an appropriate franchisee can be identified. The lease for this property expires December 5, 2010. The Company has the option to extend the term of this lease for two additional five-year periods. This lease also provides for the Company to assign the lease to a franchisee when it is franchised.

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

                              2005                  2006
      Quarter Ended:    High       Low        High       Low
      --------------    ----      -----       ----      -----
      March 31          $ .95      $.70       $1.20      $.91
      June 30           $ .85      $.63       $1.42      $.70
      September 30      $1.15      $.71       $3.30     $1.35
      December 31       $1.01      $.77       $4.10     $2.60


Holders of Record
-----------------

As of March 1, 2007, there were approximately 356 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings to fund the development and growth of its business and does not expect to pay any dividends on its common stock within the foreseeable future.

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Benefit Information
--------------------------------------------

Information about the Company's equity compensation plan is detailed in Item 12

ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                   Year Ended December 31,
                                                    --------------------------------------------------------
Statement of Operations Data:                         2002        2003        2004        2005        2006
                                                    --------    --------    --------    --------    --------

Royalties and fees                                  $  5,644    $  6,701    $  6,789    $  7,270    $  8,084
Administrative fees and other                            294         199         125          72          63
Restaurant revenue                                       711         882         998       1,089       1,340
                                                    --------    --------    --------    --------    --------
      Total revenue                                    6,649       7,782       7,912       8,431       9,487
Operating expenses                                     2,152       2,328       2,522       2,627       2,921
Restaurant operating expenses                            702         867         962       1,059       1,284
Depreciation and amortization                             63          68          50          70          84
General and administrative                             1,255       1,259       1,403       1,491       1,550
                                                    --------    --------    --------    --------    --------
      Operating income                                 2,477       3,260       2,975       3,184       3,648
Interest and other                                     1,254       1,047         946         817         776
Other income                                              --          --          --       2,801          --
                                                    --------    --------    --------    --------    --------
Income before income taxes from continuing
      operations                                       1,223       2,213       2,029       5,168       2,872
Income taxes                                             416         752         690       1,757         976
                                                    --------    --------    --------    --------    --------
      Net income from continuing operations              807       1,461       1,339       3,411       1,896

Loss from discontinued operations                       (313)       (167)       (404)       (560)         --
                                                    --------    --------    --------    --------    --------
      Net income                                    $    494    $  1,294    $    935    $  2,851    $  1,896
      Cumulative preferred dividends                      --          --          --          16         163
                                                    --------    --------    --------    --------    --------
      Net income available to common
          stockholders                              $    494    $  1,294    $    935    $  2,835    $  1,733
                                                    ========    ========    ========    ========    ========

Weighted average number of common shares              16,058      16,169      16,280      16,849      16,406
      Net income per share from continuing
          operations                                $    .05    $    .09    $    .08    $    .20    $    .12
      Loss per share from discontinued operations       (.02)       (.01)       (.02)       (.03)         --
                                                    --------    --------    --------    --------    --------

          Net income per share                      $    .03    $    .08    $    .06    $    .17    $    .12
                                                    ========    ========    ========    ========    ========

Balance Sheet Data (at year end):

Working capital                                     $     16    $  2,220    $  2,107    $  2,793    $  3,423
Total assets                                          13,601      14,284      15,249      15,523      16,138
Long-term obligations, net of current portion          9,232      10,099       9,740       7,125       5,625
Stockholders' equity                                $  1,168    $  2,462    $  4,256    $  6,513    $  8,617

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade name "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." Both concepts' hallmarks include high quality products, simple operating systems, fast service times, labor minimizing operations, attractive food costs and overall affordability.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock all of which SummitBridge subsequently sold to various other investors, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share.

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000. As of March 4, 2007 this balance has been reduced to $6,750,000. The note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

                 Condensed Consolidated Statement of Operations
                      Noble Roman's, Inc. and Subsidiaries
                            Years Ended December 31,

                                          2004                           2005                           2006
                                          ----                           ----                           ----
Royalties and fees                 $ 6,788,590        85.8%       $ 7,269,868        86.2%       $ 8,084,175       85.2%
Administrative fees and other          124,893         1.6             72,177          .9             63,072         .7
Restaurant revenue                     998,037        12.6          1,088,783        12.9          1,339,555       14.1
                                   -----------       -----        -----------       -----        -----------      -----
     Total revenue                   7,911,520       100.0          8,430,828       100.0          9,486,802      100.0

Franchise related operating
  expenses:
     Salaries and wages              1,169,701        14.8          1,139,502        13.5          1,278,319       13.5
     Trade show expense                405,580         5.1            474,555         5.6            447,302        4.7
     Travel expense                    282,302         3.6            333,617         4.0            380,762        4.0
     Sales commissions                      --          --                 --          --             72,343         .8
     Other operating expense           664,001         8.4            678,231         8.0            742,104        7.8

Restaurant expenses                    961,552        12.2          1,059,396        12.6          1,283,702       13.5
Depreciation                            50,493          .6             69,964          .8             84,353         .9
General and administrative           1,403,338        17.7          1,491,243        17.7          1,550,030       16.3
                                   -----------       -----        -----------       -----        -----------      -----

     Operating income                2,974,553        37.6          3,184,320        37.8          3,647,887       38.5

Interest expense                       946,234        12.0            817,357         9.7            776,028        8.2
Other income                                --          --          2,800,830        33.2                 --         --
                                   -----------       -----        -----------       -----        -----------      -----
     Income before income taxes      2,028,319        25.6          5,167,793        61.3          2,871,859       30.3
Income taxes                           689,628         8.7          1,757,051        20.8            976,432       10.3
                                   -----------       -----        -----------       -----        -----------      -----
     Net income from continuing
          operations               $ 1,338,691       16.9%        $ 3,410,742       40.5%        $ 1,895,427      20.0%
                                   ===========                    ===========                    ===========

2006 Compared with 2005
-----------------------

Total revenue increased from $8.4 million in 2005 to $9.5 million in 2006. This increase was primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $7.3 million in 2005 to approximately $8.1 million in 2006. Included in royalties and fees were approximately $700,000 in 2005 and $963,000 in 2006 for initial franchise fees. In addition, royalties and fees included approximately $707,000, in 2006, for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and to sell development territories to Area Developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue has the potential to be greater in the future.

Restaurant revenues increased from $1.089 million in 2005 to $1.340 million in 2006. The Company only intends to operate one restaurant to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located.

Salaries and wages remained constant at 13.5% of revenue in 2006 compared to 2005.

Trade show expenses decreased from 5.6% of revenue in 2005 to 4.7% of revenue in 2006. This decrease was the result of actual trade show expense slightly decreasing while revenue increased. The Company anticipates this actual dollar expense will increase slightly in 2007 and, with anticipated growth in revenue, the trade show expense, as a percentage of revenue, is anticipated to slightly decrease in 2007.

Travel expenses remained constant at 4.0% of revenue in 2006 compared to 2005. Even though the Company expects opening more locations farther away from the home office will continue, the Company anticipates that the expected additional growth in revenue for 2007 will offset the expected increase in travel so that the travel expense, as a percentage of revenue, will remain stable or slightly decrease.

Sales commission expense was .8% of revenue in 2006 and nothing in prior years. This increase was the result of hiring a sales person for the growth of traditional locations and for payment to the Area Developers for their share of franchise fee revenue. This expense is expected to increase further in 2007.

Other operating expenses decreased from 8.0% of revenue in 2005 to 7.8% of revenue in 2006. This decrease was primarily the result of actual operating expenses increasing slower than the revenue increase primarily from the growth in franchise locations. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2007 while maintaining operating expenses at approximately the same or a slight increase in the dollar amount.

Restaurant expenses increased from 12.6% of revenue in 2005 to 13.5% of revenue in 2006. This increase resulted primarily from the Company operating more restaurants on a temporary basis in 2006. The Company only intends to operate one restaurant to be used for testing and demonstration purposes on a long-term basis but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased from 17.7% of revenue in 2005 compared to 16.3% of revenue in 2006. This decrease was a result of only a small increase in actual administrative expense compared to the growth in revenue. The Company expects that, as a percentage of revenue, general and administrative expense will continue to decline.

Operating income increased from $3.2 million in 2005 to $3.6 million in 2006. This was primarily the result of additional revenue from growth in the number of franchise locations while maintaining control of the operating expenses.

Interest expense decreased from 9.7% of revenue in 2005 to 8.2% of revenue in 2006. This was a result of a decrease in interest cost due to a reduction in the amount of debt outstanding and, additionally, the result of an increase in revenue.

Other income was $2.8 million in 2005 compared to none in 2006. The $2.8 million revenue in 2005 was a one-time gain that resulted from the Company consummating a settlement agreement with SummitBridge National Investments, LLC and related entities, as described above under "Introduction".

Net income from continuing operations decreased from $3.4 million in 2005 to $1.9 million in 2006. This decrease was the result of the other income in 2005 as described in the previous paragraph. Without the effect of the one-time gain in 2005, as previously discussed, net income from continuing operations increased from $1.6 million in 2005 to $1.9 million in 2006. This was primarily the result of additional revenue from growth in the number of franchise locations while maintaining control of the operating expenses.

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

Other income was $2.8 million in 2005 resulting from the Company consummating a settlement agreement with SummitBridge National Investments, LLC and related entities, as described above under "Introduction."

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

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to franchise in non-traditional locations and by franchising in traditional locations, both by selling franchises directly by the company and through the use of Area Development Agents. This strategy does not require significant additional capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

In 2005, the Company obtained a six-year term loan in the principal amount of $9,000,000. The note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on the Company's Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------
                                Less than                              More than
                     Total        1 year      1-3 Years    3-5 Years    5 years
                                 -----                    ---------    ---------
Long-term debt     $7,125,000   $1,500,000   $3,000,000   $2,625,000   $     --
Operating leases      563,792      210,406      281,398       71,988         --
                   ----------   ----------   ----------   ----------   --------
     Total         $7,688,792   $1,710,406   $3,281,398   $2,696,988   $     --
                   ==========   ==========   ==========   ==========   ========

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist including, but not limited to, competitive factors and pricing pressures, shifts in market demand, general economic conditions, changes in demand for the Company's products or franchises, success of Area Developers, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                            December  31,
                                                                                            -------------
                                        Assets                                          2005            2006
                                                                                        ----            ----
Current assets:
   Cash                                                                             $    740,940    $    920,590
   Accounts and notes receivable (net of allowances of $122,262 in 2005 and
       $136,462 in 2006)                                                               1,299,942       1,505,444
   Inventories                                                                           221,712         215,557
   Assets held for resale                                                                461,709         381,768
   Prepaid expenses                                                                      301,661         136,167
   Current portion of long-term notes receivable                                         173,498         187,898
   Deferred tax asset - current portion                                                1,478,175       1,971,875
                                                                                    ------------    ------------
           Total current assets                                                        4,677,637       5,319,299
                                                                                    ------------    ------------

Property and equipment:
   Equipment                                                                           1,150,718       1,183,655
   Leasehold improvements                                                                105,503         105,928
                                                                                    ------------    ------------
                                                                                       1,256,221       1,289,583
   Less accumulated depreciation and amortization                                        565,102         653,336
                                                                                    ------------    ------------
          Net property and equipment                                                     691,119         636,247
                                                                                    ------------    ------------
Deferred tax asset (net of current portion)                                            7,782,360       8,300,244
Other assets including long-term portion of notes receivable                           2,371,774       1,882,173
                                                                                    ------------    ------------
                      Total assets                                                  $ 15,522,890    $ 16,137,963
                                                                                    ============    ============
                           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                            $    384,928    $    396,046
   Current portion of long-term note payable                                           1,500,000       1,500,000
                                                                                    ------------    ------------
                Total current liabilities                                              1,884,928       1,896,046
                                                                                    ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                       7,125,000       5,625,000
                                                                                    ------------    ------------
                Total long-term liabilities                                            7,125,000       5,625,000
                                                                                    ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 16,322,136 issued and outstanding at December 31, 2005 and 16,602,601 outstanding
       as of December 31, 2006)                                                       21,021,632      21,393,360
   Preferred stock (5,000,000 shares authorized and 51,000 issued and outstanding
      as of December 31, 2005 and December 31, 2006)                                   1,978,800       1,978,800
   Accumulated deficit                                                               (16,487,470)    (14,755,243)
                                                                                    ------------    ------------
                Total stockholders' equity                                             6,512,962       8,616,917
                                                                                    ------------    ------------
                      Total liabilities and stockholders' equity                    $ 15,522,890    $ 16,137,963
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                   Year Ended December 31,
                                                         --------------------------------------------
                                                             2004            2005            2006
                                                             ----            ----            ----
Royalties and fees                                       $  6,788,590    $  7,269,868    $  8,084,175
Administrative fees and other                                 124,893          72,177          63,072
Restaurant revenue                                            998,037       1,088,783       1,339,555
                                                         ------------    ------------    ------------
                Total revenue                               7,911,520       8,430,828       9,486,802

Operating expenses:
     Salaries and wages                                     1,169,701       1,139,502       1,278,319
     Trade show expense                                       405,580         474,555         447,302
     Travel expense                                           282,302         333,617         380,762
     Sales commissions                                             --              --          72,343
     Other operating expenses                                 664,001         678,231         742,104
     Restaurant expenses                                      961,552       1,059,396       1,283,702
Depreciation and amortization                                  50,493          69,964          84,353
General and administrative                                  1,403,338       1,491,243       1,550,030
                                                         ------------    ------------    ------------
              Operating income                              2,974,553       3,184,320       3,647,887

Interest and other expense                                    946,234         817,357         776,028
Other income                                                       --       2,800,830              --
                                                         ------------    ------------    ------------
         Income before income taxes from
                   continuing operations                    2,028,319       5,167,793       2,871,859

Income tax expense                                            689,628       1,757,051         976,432
                                                         ------------    ------------    ------------
         Net income from continuing operations              1,338,691       3,410,742       1,895,427

Loss from discontinued operations net of tax benefit
    of  $243,175 and $387,603 for the years 2004 and
    2005, respectively                                       (403,753)       (560,153)             --
                                                         ------------    ------------    ------------
          Net income                                          934,938       2,850,589       1,895,427
Cumulative preferred dividends                                     --          16,096         163,200
                                                         ------------    ------------    ------------
          Net  income available to common stockholders   $    934,938    $  2,834,493    $  1,732,227
                                                         ============    ============    ============

Earnings per share - basic:
    Net income from continuing operations                $        .08    $        .20    $        .12
    Net income                                                    .06             .17             .12
Weighted average number of common shares
    outstanding                                            16,280,171      16,848,932      16,405,995

Diluted earnings per share:
    Net income from continuing operations                $        .08    $        .20    $        .10
    Net income                                                    .06             .16             .10
Weighted average number of common shares
    outstanding                                            16,888,236      17,406,367      18,796,322

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                                                Common Stock
                                           Preferred      --------------------------     Accumulated
                                             Stock          Shares          Amount         Deficit           Total
                                             -----          ------          ------         -------           -----
Balance at December 31, 2003               4,929,274      16,277,824      17,789,452     (20,256,901)      2,461,825

2004 net income                                                                              934,938         934,938

Conversion of
   participating income notes to
   common stock                                              859,060         859,060                         859,060
                                        ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2004               4,929,274      17,136,884      18,648,512     (19,321,963)      4,255,823



2005 net income                                                                            2,850,589       2,850,589

Cumulative preferred
    dividends                                                                                (16,096)        (16,096)

Conversion of long-term
   subordinated debentures to
   preferred stock less issuance cost      1,978,800                                                       1,978,800

Conversion of preferred
   stock to common stock                  (4,929,274)      1,643,092       4,929,274                              --

Purchase of
   SummitBridge shares                                    (2,457,840)     (2,556,154)                     (2,556,154)
                                        ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2005               1,978,800      16,322,136      21,021,632     (16,487,470)      6,512,962



2006 net income                                                                            1,895,427       1,895,427

Cumulative preferred
    dividends                                                                               (163,200)       (163,200)

Exercise of employee stock options                            46,250          67,807                          67,807

Amortization of value of employee
    stock options                                                             11,077                          11,077


Exercise of warrants from
    previous debt holders                                    234,275         292,844                         292,844
                                        ------------    ------------    ------------    ------------    ------------


Balance at December 31, 2006            $  1,978,800      16,602,661    $ 21,393,360    $(14,755,243)   $  8,616,917
                                        ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                            Year ended December 31,
                                                                   ------------------------------------------
OPERATING ACTIVITIES                                                   2004           2005           2006
                                                                       ----           ----           ----
     Net income                                                    $   934,938    $ 2,850,589    $ 1,895,427
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                137,172        134,403        162,543
          Interest accrued not paid                                         --        354,533             --
          Non-cash gain from purchase of SummitBridge's interest            --     (2,800,830)            --
          Deferred income taxes                                        446,453      1,449,303        976,433
          Loss from discontinued segment                               646,927        560,153             --
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                       (379,616)      (308,559)      (536,577)
                  Inventories                                           57,835        (34,868)         6,155
                  Assets held for resale                                    --       (449,564)        15,532
                  Prepaid expenses                                     (65,745)       163,985       (234,506)
                  Other assets                                         (42,861)        21,397        (93,200)
             Increase (decrease) in:
                 Accounts payable                                      277,962       (253,187)      (173,275)
                                                                   -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                      2,013,065      1,687,355      2,018,532
                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (125,851)       (98,402)       (33,362)
                                                                   -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                    (125,851)       (98,402)       (33,362)
                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations            (1,771,718)    (1,190,795)      (676,469)
     Payment of cumulative preferred dividends                              --        (16,096)      (163,200)
     Asset sold for note receivable                                    (75,000)            --             --
     Payment of principal on outstanding debt                         (165,840)      (375,000)    (1,500,000)
     Payment received on long-term notes receivable                    147,923        235,201        173,498
     Purchase of all of SummitBridge's interest in the company
         except 2.4 million shares of common stock                          --     (8,300,000)            --
     Issuance cost of the new preferred stock                               --        (61,200)            --
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                        --      8,599,852             --
     Proceeds from the exercise of stock options and warrants               --             --        360,651
                                                                   -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                 (1,864,635)    (1,108,038)    (1,805,520)
                                                                   -----------    -----------    -----------

Increase in cash                                                        22,579        480,915        179,650
Cash at beginning of year                                              237,446        260,025        740,940
                                                                   -----------    -----------    -----------
Cash at end of year                                                $   260,025    $   740,940    $   920,590
                                                                   ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The holders of $2,040,000 aggregate principal amount of subordinated debentures on August 25, 2005 exchanged their subordinated debentures for preferred stock with an aggregate liquidation value of $2,040,000.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs."

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc.(collectively, the "Company"). Inter-company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from 10 years to 12 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease.

Cash and Cash Equivalents: Includes actual cash balance plus cash invested overnight pursuant to agreement with bank. Neither the cash or cash equivalents are pledged nor are there any withdrawal restrictions.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company records a valuation allowance in a sufficient amount to adjust the total Notes and accounts receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables. As any accounts are determined to be uncollectible, they are charged off against the valuation allowance. The Company evaluates its assets held for resale, property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value. As of December 31, 2006, the Company had Notes receivables totaling $502,164 bearing interest of 8% per annum which are collected monthly in installments. In general, the Notes mature in August 2008 and 2009. The principal amounts to be collected are approximately $187,895 in 2007, $193,913 in 2008 and $120,356 in 2009.

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $402,691 with accumulated amortization at December 31, 2005 of $22,372 and December 31, 2006 of $89,487.

Royalties, Administrative and Franchise Fees: Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised restaurants. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the majority of services for the franchised restaurant are completed.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that its valuation allowance was adequate at December 31, 2005 and 2006 because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2006, the net operating loss carry-forward was approximately $24.6 million which expires between the years 2011 and 2016. Management made the determination that the valuation allowance was adequate after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

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

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000, with an unpaid balance as of December 31, 2006 of $7,125,000. Interest paid on this Note was $721,930 in 2006 and $426,154 in 2005. The new note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The principal amounts of Note maturity are $1.5 million in 2007, $1.5 million in 2008, $1.5 million in 2009, $1.5 million 2010 and $1.125 million in 2011. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as prohibiting the payment of dividends, all as defined in the loan agreement. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum. The cumulative difference between interest from the swap contract compared to interest expense on the term loan was an immaterial amount for the periods ended December 31, 2005 and 2006.

Simultaneous with the closing under the Settlement Agreement and the new term loan, the previous holders of the Company's subordinated debentures, in the principal amount of $2,040,000, which bore interest at the rate of 8% per annum which was payable quarterly and which were to mature December 31, 2006, accepted an offer from the Company to convert their subordinated debentures to convertible preferred stock with an aggregate liquidation value of $2,040,000. The convertible preferred stock provides for cumulative dividends of 8% per annum on the liquidation value of the convertible preferred stock. The preferred stock is convertible after December 31, 2006 into Noble Roman's common stock at a conversion price of $2.25 per share. At any time after December 31, 2008, the Company shall have the right, but not the obligation, to redeem all preferred shares for a purchase price equal to the liquidation value.

Note 3:  Royalties and Fees

Approximately $795,500, $700,000 and $963,000 are included in the 2004, 2005 and 2006 royalties and fees in Consolidated Statement of Operations for initial franchise fees. In addition, approximately $707,000 is included in the 2006 royalties and fees in Consolidated Statement of Operations for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and to sell development territories to Area Developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue has the potential to be greater in the future. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

Note 4:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. All of these leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2006, contingent obligations under non-cancelable operating leases for 2007, 2008, 2009, 2010, 2011 and after 2011 were approximately $171,528, $169,983, $107,688, $107,688,
$107,688 and $352,630, respectively.

The Company has future obligations under current operating leases of $563,792 as follows: due in less than one year $210,406, due in years one through three $281,398 and due in three to five years $71,988.

Note 5:  Income Taxes:

The Company had a deferred tax asset, as a result of prior operating losses, of $9,260,535 at December 31, 2005 and $10,272,119 at December 31, 2006, most of which expires between the years 2012 and 2016. In 2004, 2005 and 2006, the Company used deferred benefits to offset its tax expense of $689,628, $1,757,051 and $976,432, respectively, and tax benefits from loss on discontinued operations of $243,175 and $387,603 for 2004 and 2005, respectively. After review, based on time period of the tax carry-forward and current operating results, the Company reduced its valuation allowance by approximately $1,471,000 to $200,000 against the deferred tax asset as of December 31, 2006. The valuation allowance reduction is reflected in the discontinued operations. At December 31, 2006, the Company had a Federal tax credit of $8.4 million, a State tax credit of $2.1 million less a valuation allowance of $.2 million for net tax credit carrying value of $10.3 million. As a result of the tax credits, the Company did not pay any income taxes for the years 2004, 2005 and 2006. There are no material differences between reported income tax expense and the income tax expense that would result from applying the Federal Statutory Tax rates.

Note 6:  Common Stock

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

During 2006, certain warrant holders exercised their warrants to purchase 234,275 shares of common stock and various employees exercised stock options for 45,250 shares of common stock.

At December 31, 2006, the Company had outstanding warrants to purchase common stock as follows:

     # Common Shares Represented     Exercise Price    Warrant Expiration Date
               1,000,000                  $  .40              12/31/2007
               1,000,000                  $  .93              12/31/2007
                 169,725                  $ 1.25               1/15/2008
                 100,000                  $  .75                6/2/2009
               1,000,000                  $  .93                1/7/2010
                  50,000                  $  .95               9/26/2010
                 600,000                  $  .93               1/24/2011

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. Options granted and remaining outstanding at December 31, 2006 are: 40,000 common shares at $1.00 per share, 5,500 common shares at $1.385 per share, 23,500 common shares at $1.46 per share, 47,500 common shares at $1.45 per share,

65,000 common shares at $.55 per share, 10,000 common shares at $.89 per share, 61,000 common shares at $.83 per share, 20,000 common shares at $1.10 per share, 15,000 common shares at $.88 per share and 64,000 common shares at $2.30 per share. As of December 31, 2006, options for 191,500 shares are exercisable.

The Series B Preferred Stock with a liquidation value of $2,040,000 is convertible, after December 31, 2006, at the option of the holder to common stock at a conversion price of $2.25 per share. The Company, at its option, may redeem the preferred stock after December 31, 2008 at the liquidation value.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), "Share-Based Payments" (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company adopted SFAS 123R effective for periods beginning January 1, 2006. For periods prior to 2006, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). Accordingly, $11,077 of compensation cost for stock options has been recognized in 2006 for the options granted in 2006.

Note 7:  Statement of Financial Accounting Standards

The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

Note 8:  Loss from Discontinued Operations

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co-branding franchising opportunities, the Company closed or franchised all of its formerly owned full-service restaurants. A loss on these discontinued operations was recognized as follows: an expense of $403,753 after a tax benefit of $243,175 in 2004, an expense of $560,153 after a tax benefit of $387,603 in 2005, and none in 2006. The loss from discontinued operations is primarily the result of settling lease disputes on lease agreements related to restaurants closed in 1999 and 2000 and for legal fees related to the discontinued operations.

Note 9:  Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is not involved in any litigation currently, nor is any litigation currently threatened, which would have any material effect upon the Company.

All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control and any one of which, or a combination of which, could materially affect it results of operations. These risks and uncertainties include competition from larger companies, dependence on growth strategy, dependence on success of franchisees, dependence on success of Area Developers, dependence on consumer preferences and perceptions, interruption of supply or delivery of fresh food products and dependence on a few individuals.

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

Douglas Coape-Arnold was paid $60,000 in consulting fees and $4,680 of interest on Participating Income Notes in 2004, $72,000 in consulting fees and $2,800 of interest on Participating Income Notes in 2005, and $79,200 in consulting fees in 2006.

Geovest Capital Partners, LP, whose managing partner is Douglas Coape-Arnold, was paid $150,728 in interest in participating income notes in 2004 and $77,379 in 2005.

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

Note 11:  Unaudited Quarterly Financial Information

                                                         Quarter Ended
                                                         -------------
           2006                     December 31   September 30    June 30        March 31
           ----                     -----------   ------------    -------        --------
                                            (in thousands, except per share data)
Total revenue                          $2,503        $2,372        $2,316        $2,296
Operating income                        1,047           933           858           810
Income before income taxes                861           738           660           613
Net income                                567           487           436           405
Net income per common share
        Basic                             .04           .03           .03           .02
        Diluted                           .03           .03           .03           .02

                                                         Quarter Ended
                                                         -------------
           2005                     December 31   September 30    June 30        March 31
           ----                     -----------   ------------    -------        --------
                                            (in thousands, except per share data)
Total revenue                          $2,114        $2,105        $2,161        $2,051
Operating income                          781           796           831           776
Income before income taxes from
    continuing operations                 578         3,390           627           573
Net income from continuing
    operations                            382         2,237           414           378
Net income                                450         1,912           111           378
Net income per common share
    from continuing operations
        Basic                             .03           .13           .02           .02
        Diluted                           .03           .13           .02           .02
Net income per share
        Basic                             .02           .11           .01           .02
        Diluted                           .01           .11           .01           .02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Noble Roman's, Inc.
 Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Noble Roman's, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Roman's, Inc. and Subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
March 14, 2007

To the Board of Directors and
  Stockholders of Noble Roman's, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, cash flows and changes in stockholders' equity(deficit) for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2005, and the results of their operations, and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.



/s/ Larry E. Nunn & Associates, LLC

Columbus, Indiana
March 13, 2007
As updated from original issue date of March 22, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has used Larry E. Nunn & Associates, LLC as its independent auditors since 1999. Larry E. Nunn & Associates, LLC chose not to be reappointed as auditors for the Company for the year ended December 31, 2006 since their firm chose to discontinue doing any audit assignments for Securities and Exchange Commission reporting companies. There have been no disagreements with the auditors.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information included in the Registrant's Proxy Statement which the Company will file with the S.E.C. within 120 days after the end of fiscal year 2006.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information included in the Registrant's Proxy Statement which the Company will file with the S.E.C. within 120 days after the end of fiscal year 2006.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

 The information required by this item is incorporated by reference to the information included in the Registrant's Proxy Statement which the Company will file with the S.E.C. within 120 days after the end of fiscal year 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information included in the Registrant's Proxy Statement which the Company will file with the S.E.C. within 120 days after the end of fiscal year 2006.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information included in the Registrant's Proxy Statement which the Company will file with the S.E.C. within 120 days after the end of fiscal year 2006.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Noble
         Roman's, Inc. and subsidiaries are included in Item 8:             Page
                                                                            ----

         Consolidated Balance Sheets - December 31, 2005 and 2006             20

         Consolidated Statements of Operations - years ended
         December 31,  2004, 2005 and 2006                                    21

         Consolidated Statements of Changes in Stockholders'
         Equity - years ended December 31, 2004, 2005 and 2006                22

         Consolidated Statements of Cash Flows - years ended
         December 31, 2004, 2005 and 2006                                     23

         Notes to Consolidated Financial Statements                           24

         Report of Independent Registered Accounting Firm. -
         Somerset CPAs, P.C.                                                  30

         Report of Independent Registered Accounting Firm -
         Larry E. Nunn & Associates, LLC                                      31

         Exhibits

          Exhibit
          Number                           Description
          ------                           -----------

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

           10.7 Registration Rights Agreement dated August 1, 2005 between the Company and SummitBridge National Investments filed as an Exhibit to the Registrant's Form S-1 filed on April 19, 2006, is incorporated herein by reference.

           21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

           31.1      C.E.O. and C.F.O. Certification under Rule
                     13a-14(a)/15d-14(a)

           32.1      C.E.O. and C.F.O. Certification under Section 1350

                                   SIGNATURES
                                   ----------



     In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NOBLE ROMAN'S, INC.


 Date: March 14, 2007            By: /s/ Paul W. Mobley
                                     -------------------------------------------
                                     Paul W. Mobley, Chief Executive Officer and
                                     Chief Financial Officer




     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 14, 2007                          /s/ Paul W. Mobley
                                              ----------------------------------
                                              Paul W. Mobley
                                              Chairman of the Board and Director



Date: March 14, 2007                          /s/ A. Scott Mobley
                                              ----------------------------------
                                              A. Scott Mobley
                                              President and Director



Date: March 14, 2007                          /s/ Douglas H. Coape-Arnold
                                              ----------------------------------
                                              Douglas H. Coape-Arnold
                                              Director