Form 10-K/A
period 2006-12-31
NOBLE ROMANS INC
filed 2007-04-30
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark one)
  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the fiscal year ended December 31, 2006. Transition Report Pursuant to Section 13 or 15 (d) of the Securities
-----     Exchange Act of 1934 for the transition period from ______ to______.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       Accelerated Filer      Non-Accelerated Filer  X
                        ----                    ---                        ---

          Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $20,093,119.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,742,688 shares of common stock as of April 20, 2007.

Documents Incorporated by Reference:  None.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2006
                                Table of Contents


Item #
in Form 10-K                                                                Page


                                    PART III
10.     Directors and Executive Officers of the Registrant                     4
11.     Executive Compensation                                                 6
12.     Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters                                       12
13.     Certain Relationships and Related Transactions                        15
14.     Principal Accounting Fees and Services                                16

                                     PART IV
15.     Exhibits, Financial Statements Schedules                              16

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Noble Roman's, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 14, 2007 (the "Original Filing"). We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because we will not file a definitive proxy statement within 120 days after the end of our year ended December 31, 2006. Accordingly, reference to our Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

         Except as described above, no other changes have been made to the Original Filing. Except as expressly stated otherwise, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than
Part III, Items 10 through 14 are true or complete as of any date subsequent to the Original Filing.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

            Name              Age    Positions with the Company
            ----              ---    --------------------------

     Paul W. Mobley            66    Chairman of the Board, Chief Executive
                                     Officer, Chief Financial Officer
                                     and Director
     A. Scott Mobley           43    President, Secretary and Director
     Douglas H. Coape-Arnold   61    Director
     Troy Branson              43    Executive Vice President of Franchising
     Mitchell Grunat           54    Vice President of Franchise Services
     Michael B. Novak          49    Vice President of Product Development,
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

         Michael B. Novak has been Vice President of Product Development, Purchasing and Distribution since March 2006. Prior to joining the Company, Mr. Novak was employed by Delco Foods, a regional food distributor from 2001 to 2006. Prior to Mr. Novak being employed by Delco Foods, he was employed by the Company from 1984 to 2001 as a restaurant General Manager, Area Director of Operations and Director of Product Development and Distribution.


         Section l6(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------

         Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, or written representations that no such reports were required, the Company believes that during 2006 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

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


ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of the Company's Compensation Program:

The Company's compensation policies, goals and objectives are designed to provide competitive levels of compensation to the executive officers and to reward certain officers, who can more directly affect the net income of the Company, with incentives to increase net income. It is also believed that total executive compensation generally should be higher for individuals with greater responsibility and greater ability to influence the Company's achievements.

The Company has long-term employment contracts with the Chairman/CEO and with the President of the Company, which guides the compensation level for those individuals. These contracts were established a number of years ago in connection with negotiations for financing transactions and with certain significant shareholders at the time. They were established in such a way that the compensation level increases over time.

The Company's President receives an incentive compensation to reward him for the increase in net income over the previous year. The Company's Executive Vice President-Franchising receives incentive compensation that rewards him based on the net income from franchising activities of the Company.

The Company uses employee stock options to align certain employees with the interest of its shareholders. In addition, the employee stock options add additional incentive for longevity.

Oversight of Compensation Program:

The compensation program is supervised by the Board of Directors. The compensation of the Chairman/CEO and the President of the Company has been set by long-term contracts with those individuals. The compensation of other executive officers of the Company is determined by the Chairman/CEO and President and approved by the Company's Board of Directors. Other than the Chairman/CEO and President, no other executive officer participates in the compensation process.

Elements of Compensation and How Those Elements Are Designed:

Base Salary - The base salary is the essential element of the Company's executive compensation. It is established to match the individual's responsibilities and their ability to influence the Company's achievements and to be competitive. The Company establishes an executive's initial base salary with based upon a general knowledge of the base salaries paid to officers in similar positions at companies that we believe compete with us for executive talent. There is no set group of companies that has consistently been considered by us in setting initial base salaries nor are there any formal guidelines as to the relationship that the initial base salary of a newly hired executive should have to the base salaries of similar executives in any other company or group of companies.

Incentive Compensation - The Company does not have a formal non-equity incentive compensation program. However, the Company enters into individual incentive compensation arrangements with key employees from time to time. These arrangements are intended to incentivize these employees and can be based on a variety of different performance factors. We currently have these types of arrangements with our President and with our Executive Vice President-Franchising. These arrangements are designed to give the President and Executive Vice President-Franchising additional incentive to increase the net income of the Company and to reward them for that increase.

Employee Stock Options - The Company maintains an employee stock option plan for our employees and officers that is designed to motivate the executive officers to increase shareholder value and to allow executive officers to benefit from increased shareholder value. Any employees or officers of the company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have a three-year vesting period and will expire ten years after the date of grant. The vesting period for exercising is intended to provide additional incentive for longevity with the Company. Awards under the plan are periodically made at the discretion of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

How the Company Determines the Amount of Each Element of Compensation:

The base salary of the Chairman/CEO and President of the Company is determined by long-term contracts which provide for a 6% annual increase. The base salary of other executive officers is determined by the Chairman/CEO and President based on recent performance of each of the other executive officers. For fiscal 2006, our Chairman/CEO received a pay increase of $14,000, to $404,000 from his base salary of $390,000 for fiscal 2005. The Chairman/CEO elected not to take the full amount of base salary increase that was provided for in his employment contract. Our President received a pay increase of $21,522, to $269,330 from his base salary of $247,808 for fiscal 2005. Neither Messrs. Branson or Grunat received any base salary increase for fiscal 2006. Mr. Branson's base salary was $100,000 in both 2005 and 2006. Mr. Grunat's base salary was $156,000 in both 2005 and 2006.

Employee stock options are granted to executive officers based on recent performance of those executive officers as determined by the Chairman/CEO and President, and approved by the Board of Directors. The amount of gain realized from prior compensation awards is not considered in setting current compensation awards. In fiscal 2006, we granted options to purchase 25,000 shares to Mr. A. Scott Mobley and options to purchase 10,000 shares to each of Mr. Branson and Mr. Grunat. All of these options were granted at an exercise price of $2.30 per share and vest over a three-year period.

The Company currently has a non-equity incentive arrangement with our President under which he may earn additional compensation if the Company's net income increases for a given fiscal year as compared to the immediately prior fiscal year. For the purposes of this calculation we exclude any one-time gains or gains or losses from discontinued operations. For fiscal 2006 our net income increased from $1,562,196 to $1,895,427 under this calculation and our President earned $33,323 of additional compensation for fiscal 2006.

The Company also currently has a non-equity incentive arrangement with our Executive Vice President of Franchising under which he may earn additional compensation. His compensation is based on 2.5% of all royalty and fee revenue associated with franchising less the direct expenses of those activities excluding any administrative cost. The net revenue for this activity under this calculation for fiscal 2006 was $4,304,225, therefore, our Executive Vice President of Franchising earned $107,606 of additional compensation for fiscal 2006.

How Does Each Element of the Company's Decisions Regarding Compensation Fits Into the Company's Overall Compensation Objectives:

The Company is relatively small and, accordingly, has determined that it has not yet been necessary to establish a formal policy for allocating compensation between long-term and current, or to establish a policy for allocating total compensation between cash and non-cash. The only long-term compensation plan that the Company has is the employee stock option plan.

Company Policies and Decisions Regarding the Adjustment or Recovery of the Awards or Payments If the Relevant Company Performance Measures Upon Which They are Based are Re-Stated or Otherwise Adjusted in a Manner that Would Reduce the Size of an Award or Payment:

The Company has no policy providing for any recovery of awards or payments based on performance.


                       Summary Compensation Table for 2006
                       -----------------------------------


         The following table sets forth the cash and non-cash compensation for each of the Company's last three years awarded to or earned by the Chief Executive Officer and Chief Financial Officer and the three other highest paid executive officers of the Company, the only executive officers whose total compensation exceeded $100,000 for 2006.

                                             Summary Compensation Table
                                             --------------------------

                                                                      Non-Equity
                                                                      Incentive      Option      Total
       Name and Principal Position               Year      Salary    Compensation   Awards(1) Compensation

Paul Mobley                                      2006     $404,000     $     --     $     --     $404,000
    Chairman of the Board

A. Scott Mobley                                  2006     $269,330     $ 33,323     $ 11,610     $314,263
    President and Secretary

Troy Branson                                     2006     $100,000     $107,606     $  4,644     $212,250
    Executive Vice President of Franchising

Mitchell Grunat                                  2006     $156,000     $     --     $  4,644     $160,644
    Vice President of Franchise Services
---------------

(1) All employee stock options grants were issued at a price equal to the current market price of the shares on the date the options were granted. These amounts represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to the option awards included in the Company's consolidated financial statements for fiscal year 2006 per SFAS 123(R).

The Summary Compensation Table includes the grant date fair value for fiscal 2006 for stock options granted to the named executive officers under the Company's employee stock option plan. The Company determines the grant date fair value of stock options based on the principles described in Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123(R)).

The Company adopted SFAS 123(R) using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS 123(R), compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures. The amounts reported in the Summary Compensation Table disregard adjustments based on any estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. The following assumptions were used for grants in fiscal year 2006:

Expected volatility             50%
Expected dividend yield         None
Expected term (in years)        5
Risk-free interest rate         4.66%

The Company expects all stock options outstanding at December 31, 2006, to vest.

                      Grants of Plan-Based Awards for 2006
                      ------------------------------------

                                                                All Other Option
                             Estimated Future Payouts under     Awards: Number of   Exercise or    Grant Date
                             Non-Equity Incentive Plan Awards      Securities      Base Price of   Fair Value
                                                                   Underlying      Option Awards   of Option
     Name         Grant Date  Threshold    Target      Maximum     Options (#)         ($/Sh)      Awards ($)

Paul W. Mobley                                                         --                --            --

A. Scott Mobley    8/28/06        --     $ 33,323 (1)     --         25,000            $ 2.30       $28,250



Troy Branson       8/28/06        --     $107,606 (2)     --         10,000            $ 2.30       $11,300



Mitchell Grunat    8/28/06                                           10,000            $ 2.30       $11,300

(1) Represents non-equity incentive compensation paid to Mr. Mobley based on the increase in fiscal year 2006 in the Company's net income from fiscal year 2005.

(2) Represents non-equity incentive compensation paid to Mr. Branson based on royalty and fee income generated from franchise activities less expenses directly relating to the franchise activity not including administrative expense.

(3) The Company had no threshold or maximum amounts for the non-equity incentive compensation for either Mr. Mobley or Mr. Branson.

The number of options granted to the President was determined by the Chairman/CEO and approved by the Board of Directors. The number of options granted to the other executive officers was determined by the Chairman/CEO and President and approved by the Board of Directors. In considering whether or not to issue options, many factors were taken into account such as individual performance of the individuals receiving option grants, recent performance of the Company, the progress of the Company relative to the Company's plans and the overall performance of the Company's stock.

In determining the number of option grants, such factors as number of new franchises awarded, overall profitability of the Company and achievement of the Company's plans were all considered. There were no definitive benchmarks for the award of options.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $425,000 per year for 2007, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and automatically renews each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $289,440 per year for 2007, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and automatically renews each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

                  Outstanding Equity Awards at Fiscal Year-End
                  --------------------------------------------

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2006.

----------------------------------------------------------------------------------------------------------------------
                                                                  Option Awards
----------------------------------------------------------------------------------------------------------------------
                             Number of Securities
                                 Underlying            Number of Securities
                           Unexercised Options (#)    Underlying Unexercised     Option Exercise     Option Expiration
          Name                   Exercisable         Options (#) Unexercisable      Price ($)              Date
----------------------------------------------------------------------------------------------------------------------
     Paul W. Mobley                 10,000                                            $ 1.00              6/11/07
----------------------------------------------------------------------------------------------------------------------
                                    20,000                                            $  .55               8/7/12
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
     A. Scott Mobley                10,000                                            $ 1.00              6/11/07
----------------------------------------------------------------------------------------------------------------------
                                    20,000                                            $ 1.45              12/1/10
----------------------------------------------------------------------------------------------------------------------
                                    20,000                                            $  .55               8/7/12
----------------------------------------------------------------------------------------------------------------------
                                                              20,000                  $  .83             12/22/14
----------------------------------------------------------------------------------------------------------------------
                                                              25,000                  $ 2.30              8/28/16
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
      Troy Branson                  5,000                                             $ 1.385             9/22/08
----------------------------------------------------------------------------------------------------------------------
                                    15,000                                            $ 1.46              2/10/10
----------------------------------------------------------------------------------------------------------------------
                                    20,000                                            $ 1.45              12/1/10
----------------------------------------------------------------------------------------------------------------------
                                    15,000                                            $  .55               8/7/12
----------------------------------------------------------------------------------------------------------------------
                                                              15,000                  $  .83             12/22/14
----------------------------------------------------------------------------------------------------------------------
                                                              10,000                  $ 2.30              8/28/16
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
     Mitchell Grunat                10,000                                            $  .89               7/1/13
----------------------------------------------------------------------------------------------------------------------
                                                              10,000                  $  .83             12/22/14
----------------------------------------------------------------------------------------------------------------------
                                                              10,000                  $ 2.30              8/28/16
----------------------------------------------------------------------------------------------------------------------

All options listed above vested or will vest three years after the date of the grant, and expire ten years after the grant date.

                     Option Exercises and Stock Vested
                     ---------------------------------

    ----------------------------------------------------------------------
                                Option Awards
    ----------------------------------------------------------------------

                                 Number of Shares       Value Realized on
           Name              Acquired on Exercise (#)      Exercise ($)
    ----------------------------------------------------------------------
      Paul W. Mobley                    -                       -
    ----------------------------------------------------------------------
      A. Scott Mobley                 20,000                 $15,000
    ----------------------------------------------------------------------
      Troy Branson                    10,000                 $14,500
    ----------------------------------------------------------------------
      Mitchell Grunat                 10,000                 $27,900
    ----------------------------------------------------------------------


                              Director Compensation
                              ---------------------

    ----------------------------------------------------------------------------

                             Fees Earned or  Option
                              Paid in Cash   Awards     All Other
              Name                 ($)         ($)   Compensation ($)  Total ($)
    ----------------------------------------------------------------------------

     Douglas H. Coape-Arnold        --         --       $79,200 (1)     $79,200
    ----------------------------------------------------------------------------

The Company has engaged Mr. Coape-Arnold as a consultant and does not separately compensate him for his service as a director. Mr. Coape-Arnold was paid $60,000 in consulting fees in 2004, $72,000 in consulting fees in 2005, and $79,200 in consulting fees in 2006.

The Company does not pay any separate compensation for Directors that are also employees of the Company.

Compensation Committee Interlocks and Insider Participation
Because no separate Compensation Committee has been established, the Board of Directors, as a whole, acts as the Compensation Committee. Paul W. Mobley, A. Scott Mobley and Douglas H. Coape-Arnold participate in executive compensation decisions.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

                  The Board of Directors of Noble Roman's, Inc.

                                 Paul W. Mobley
                                 A. Scott Mobley
                             Douglas H. Coape-Arnold


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of April 20, 2007, there were 16,742,688 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's voting common stock beneficially owned on April 20, 2007 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and (iii) all executive officers and directors as a group:

  Name and Address                          Amount and Nature           Percent of Outstanding
 of Beneficial Owner                   of Beneficial Ownership (1)      Voting Common Stock (2)
 -------------------                   ---------------------------      -----------------------
Paul W. Mobley
     One Virginia Avenue, Suite 800
     Indianapolis, IN  46204                  3,471,018 (3)                      20.7%

A. Scott Mobley
     One Virginia Avenue, Suite 800
     Indianapolis, IN  46204                  1,397,326 (4)                       8.3

Geovest Capital Partners, L.P.
     750 Lexington Avenue, 4th Floor
     New York, N.Y. 10022                     1,170,000 (5)                       7.0

James W. Lewis
     335 Madison Ave., Suite 1702
     New York, N.Y. 10017                     1,709,580 (6)                      10.2

Douglas H. Coape-Arnold
     750 Lexington Avenue, 4th Floor
     New York, N.Y.  10022                      250,000 (7)                       1.5

Troy Branson
     One Virginia Avenue, #800
     Indianapolis, IN  46204                     55,100 (8)                        --

Mitchell Grunat
     One Virginia Avenue, #800
     Indianapolis, IN  46204                     10,000 (9)                        --

Zyville E. Lewis
     456 N. Maple Street
     Greenwich, CT  06830                     1,145,396                           6.8

Special Situations Fund III QP, L.P.
     527 Madison Avenue, Suite 2600
     New York, NY  10023                      1,288,750 (10)                      7.7

Robert P. Stiller
     33 Coffee Lane                           1,000,000 (11)                      6.0
     Waterbury, VT 05676

All Executive Officers and
     Directors as a Group (5 Persons)         5,183,444                          31.0
----------

(1) All shares owned directly with sole investment and voting power, unless otherwise noted.

(2) The percentage calculations are based upon 16,742,688 shares of the Company's common stock, eligible to vote, issued and outstanding as of April 20, 2007 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of March 1, 2007.

(3) The total includes a warrant to purchase 600,000 shares of common stock at an exercise price of $.40 per share which expires December 31, 2007, a warrant to purchase 700,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 600,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 which expires January 24, 2011, 10,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share and 20,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share.

(4) The total includes 50,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $1.00 per share for 10,000 shares, $1.45 per share for 20,000 shares and $.55 per share for 20,000 shares. Also includes a warrant to purchase 400,000 shares of common stock at an exercise price of $.40 per share which expires December 31, 2007, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires December 31, 2007, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, and a warrant to purchase 200,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

(5) Based on a Form 4 filed April 23, 2007, by Geovest Capital Partners, LP. Douglas H. Coape-Arnold is Managing Partner of Geovest Capital Partners, LP, however, Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

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

(8) This total includes 55,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share for 15,000 shares, $1.45 per share for 20,000 shares, $1.46 per share for 15,000 shares and $1.385 per share for 5,000 shares.

(9) This total includes 10,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.89 per share for 10,000 shares.

(10) Based on a Schedule 13G filed February 14, 2007, by Austin W. Marxe and David M. Greenhouse as Investment Managers of Special Situations Fund III QP, L.P.

(11)      Based on a Schedule 13G filed March 6, 2007, by Robert P. Stiller.


Equity Compensation Plan Benefit Information
--------------------------------------------

                  The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                     Number of securities
                                                                                    remaining available for
                                    Number of Securities to   Weighted-average       future issuance under
                                    be issued upon exercise   exercise price of    equity compensation plans
                                    of outstanding options,  outstanding options,   (excluding securities
                                      warrants and rights    warrants and rights   reflected in column (a))
     Plan Category                            (a)                   (b)                       (c)
----------------------------------  -----------------------  --------------------  -------------------------
Equity compensation plans approved
by stockholders                                --                  $   --                      --

Equity compensation plans not
approved by stockholders                    351,500                $ 1.22                     (1)
                                           ---------                                       ---------

Total                                       351,500                $ 1.22                      --
                                           ---------                                       ---------

(1) The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for our employees and officers. Any employees or officers of the company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have a three year vesting period and will expire ten years after the date of grant. Awards under the plan are periodically made at the discretion of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has reviewed all transactions to which the Company and certain officers and directors of the Company are a party or have a financial interest. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Board of Directors has determined that there were no transactions since January 1, 2006 that are required to be disclosed under this item. In making this determination the Board of Directors examined consulting fees and interest on Participating Income Notes paid to directors and determined that these items were not required to be disclosed due to the amount of the payments.

The Company's Board of Directors is currently comprised of Paul W. Mobley, our Chairman and Chief Executive Officer, A. Scott Mobley, our President, and Douglas H. Coape-Arnold. For the purpose of determining director independence for this Annual Report on Form 10-K, the Company has adopted the New York Stock Exchange definition of independence. The Board of Directors has determined that Mr. Coape-Arnold is an independent director under that definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                  The following table presents fees for professional audit services rendered by Larry E. Nunn & Associates, LLC for the audit of our annual financial statements, and fees billed for other services rendered by Larry E. Nunn & Associates, LLC during the fiscal years shown.

                                      Fiscal Year Ended    Fiscal Year Ended
                                      December 31, 2006    December 31, 2005
                                      -----------------    -----------------

     Audit Fees (1)  ...............       $35,550             $ 28,304
---------------

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K for the years ended December 31, 2005 and 2004, review of the unaudited financial statements included in our quarterly reports during the years 2006 and 2005, and services that are normally provided by Larry E. Nunn & Associates, LLC in connection with statutory and regulatory filings or engagement.

     The engagement of Somerset CPAs, P.C., Certified Public Accountants, for conducting the audit of the Company's financial statements and the review of its financial statements for the year ended December 31, 2006 and for its Form 10-Q's during the year 2007, was pre-approved by the Company's Board of Directors. Somerset CPAs, P.C. has not been engaged by the Company to perform any services other than audits of the Company's financial statements and reviews of its Form 10-Qs. The Board of Directors does not have a pre-approval policy with respect to work performed by the Company's independent auditor.



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

           31.1      C.E.O. and C.F.O. Certification under Rule
                     13a-14(a)/15d-14(a).

           32.1      C.E.O. and C.F.O. Certification under Section 1350.

                                   SIGNATURES
                                   ----------



         In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NOBLE ROMAN'S, INC.


Date:  April 30, 2007               By: /s/ Paul W. Mobley
                                        ---------------------------------------
                                        Paul W. Mobley, Chief Executive Officer
                                        and Chief Financial Officer