Form 10-Q
period 2007-03-31
NOBLE ROMANS INC
filed 2007-05-07
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 16,775,188 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2006
            and March 31, 2007 (unaudited)                                Page 3

         Condensed consolidated statements of operations for the
            three months ended March 31, 2006 and 2007 (unaudited)        Page 4

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 2006 and 2007 (unaudited)        Page 5

         Notes to condensed consolidated financial statements (unaudited) Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                      Assets                                   December 31,      March 31,
                                                                                   2006            2007
                                                                               ------------    ------------
Current assets:
   Cash                                                                        $    920,590    $  1,082,781
   Accounts and notes receivable (net of allowances of $136,462 as of
       December 31, 2006 and March 31, 2007)                                      1,505,444       1,654,088
   Inventories                                                                      215,557         216,014
   Assets held for resale                                                           381,768         397,321
   Prepaid expenses                                                                 136,167         226,116
   Current portion of long-term notes receivable                                    187,898         191,682
   Deferred tax asset - current portion                                           1,971,875       1,971,875
                                                                               ------------    ------------
           Total current assets                                                   5,319,299       5,739,877
                                                                               ------------    ------------

Property and equipment:
   Equipment                                                                      1,183,655       1,233,538
   Leasehold improvements                                                           105,928         107,443
                                                                               ------------    ------------
                                                                                  1,289,583       1,340,981
   Less accumulated depreciation and amortization                                   653,336         676,740
                                                                               ------------    ------------
          Net property and equipment                                                636,247         664,241
                                                                               ------------    ------------
Deferred tax asset (net of current portion)                                       8,300,244       8,086,244
Other assets including long-term portion of notes receivable                      1,882,173       1,834,374
                                                                               ------------    ------------
                      Total assets                                             $ 16,137,963    $ 16,324,736
                                                                               ============    ============

                    Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                       $    396,046    $    286,373
   Current portion of long-term note payable                                      1,500,000       1,500,000
                                                                               ------------    ------------
                Total current liabilities                                         1,896,046       1,786,373
                                                                               ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                  5,625,000       5,250,000
                                                                               ------------    ------------
                Total long-term liabilities                                       5,625,000       5,250,000
                                                                               ------------    ------------

Stockholders' equity:
   Common stock -no par value (25,000,000 shares authorized, 16,602,601 issued and outstanding as of December 31, 2006 and 16,742,688
       issued and  outstanding as of March 31, 2007)                             21,393,360      21,694,938
   Preferred stock (5,000,000 shares authorized and 51,000 issued and outstanding as of December 31, 2006 and 43,700 issued and
       outstanding at March 31, 2007)                                             1,978,800       1,686,800

   Accumulated deficit                                                          (14,755,243)    (14,093,375)
                                                                               ------------    ------------
                Total stockholders' equity                                        8,616,917       9,288,363
                                                                               ------------    ------------
                      Total liabilities and stockholders' equity               $ 16,137,963    $ 16,324,736
                                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               2006          2007
                                                            -----------   -----------
Royalties and fees                                          $ 1,867,437   $ 2,585,407
Administrative fees and other                                    15,186        18,347
Restaurant revenue                                              412,933       251,585
                                                            -----------   -----------
                Total revenue                                 2,295,556     2,855,339

Operating expenses:
     Salaries and wages                                         274,544       377,544
     Trade show expense                                         106,730       137,786
     Travel expense                                              95,605        79,239
     Sales commissions                                               --       114,988
     Other operating expenses                                   196,910       226,020
     Restaurant expenses                                        396,000       234,407
Depreciation and amortization                                    20,758        21,347
General and administrative                                      394,805       425,032
                                                            -----------   -----------
              Operating income                                  810,204     1,238,976

Interest and other expense                                      197,226       173,819
                                                            -----------   -----------
              Income before income taxes                        612,978     1,065,157

Income tax expense                                              208,413       362,154
                                                            -----------   -----------
              Net income                                    $   404,565   $   703,003
                                                            ===========   ===========

              Cumulative preferred dividends                     41,135        41,135
                                                            -----------   -----------

              Net income available to common stockholders   $   363,430   $   661,868
                                                            ===========   ===========


Earnings per share - basic:
     Net income                                             $       .02   $       .04
Weighted average number of common shares outstanding         16,322,136    16,668,018


Diluted earnings per share:
     Net income                                             $       .02   $       .04
Weighted average number of common shares outstanding         17,295,536    20,046,737

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended March 31,
OPERATING ACTIVITIES                                               2006           2007
                                                                -----------    -----------
     Net income                                                 $   404,565    $   703,003
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                          37,538         45,788
              Deferred federal income taxes                         208,413        362,153
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                 120,685       (148,644)
                      Inventories                                   (12,367)          (457)
                      Assets held for resale                       (102,096)       (19,812)
                      Prepaid expenses                              (50,523)       (89,949)
                      Other assets                                      596            135
                 Decrease in:
                     Accounts payable                              (174,610)      (109,673)
                                                                -----------    -----------
                     NET CASH PROVIDED  BY OPERATING
                          ACTIVITIES                                432,201        742,544
                                                                -----------    -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                              (6,708)       (51,398)
                                                                -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                   (6,708)       (51,398)
                                                                -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations           (120,521)      (161,320)
     Payment of cumulative preferred dividends                      (41,135)       (41,135)
     Payment of principal on outstanding debt                      (375,000)      (375,000)
     Payments received on long-term notes receivable                 42,086         45,580
     Proceeds from the exercise of stock options and warrants            --          2,920
                                                                -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES                (494,570)      (528,956)
                                                                -----------    -----------

Increase (decrease) in cash                                         (69,077)       162,191
Cash at beginning of period                                         740,940        920,590
                                                                -----------    -----------
Cash at end of period                                           $   671,863    $ 1,082,781
                                                                ===========    ===========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                          $   181,838    $   159,893

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2 - Approximately $348 thousand and $466 thousand are included in the three-month periods ended March 31, 2006 and March 31, 2007, respectively, for initial franchise fees. In addition, included in royalties and fees were approximately $360 thousand in the three-month period ended March 31, 2007 and none in the three-month period ended March 31, 2006 for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and selling development territories to area developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that its initial franchise fee revenue has the potential to be greater in the future. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.


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

Tuscano's Italian Style Subs
----------------------------

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for non-traditional locations that do not have a Noble Roman's Pizza franchise. However, in the traditional stand-alone locations we only sell Noble Roman's Pizza/Tuscano's Subs together as a co-brand.

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

Growth of our Traditional Dual-Branded Concept. In order to seek more rapid growth, the Company initiated a strategy to sell dual-branded franchises and to sell development territories to Area Developers for additional growth of its dual-branded concept of Noble Roman's Pizza/Tuscano's Subs for stand-alone traditional locations. Area Developers have the exclusive right to develop the dual-branded traditional concept in their areas. Area Developers generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the franchise locations developed pursuant to those Development Agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territories, each Developer has to meet the minimum development schedule stipulated in the Area Development Agreement. As of May 4, 2007, the Company has entered into twelve Area Development Agreements requiring the development of 429 franchises over the next six years. In addition, as of May 4, 2007, the Company has entered into 70 dual-branded franchise agreements for traditional locations, 31 of which were sold through the Area Development Agreements.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended March 31, 2006 and 2007, respectively.


                                                 Three Months Ended March 31,
                                                  2006                  2007
                                                  ----                  ----
Royalties and fees                                81.4 %                90.6 %
Administrative fees and other                       .6                    .6
Restaurant revenue                                18.0                   8.8
                                                 -----                   ---
     Total revenue                               100.0 %               100.0 %
Operating expenses:
     Salaries and wages                           12.0                  13.2
     Trade show expense                            4.6                   4.8
     Travel expense                                4.1                   2.8
     Sales commissions                              --                   4.0
     Other operating expense                       8.6                   7.9
     Restaurant expenses                          17.3                   8.2
Depreciation and amortization                       .9                    .8
General and administrative                        17.2                  14.9
                                                 -----                   ---
     Operating income                             35.3 %                43.4 %

Interest and other expense                         8.6                   6.1
                                                 -----                   ---
     Income before income taxes                   26.7                  37.3
Income tax expense                                 9.1                  12.7
                                                 -----                   ---
     Net income                                   17.6 %                24.6 %
                                                 =====                  ====

Results of Operations
---------------------

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month Periods Ended March 31, 2006 and 2007

Total revenue increased from $2,295,556 to $2,855,339 for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. This increase was primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $1,867,437 to $2,585,407 for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. Approximately $348 thousand and $466 thousand are included in the three-month periods ended March 31, 2006 and March 31, 2007, respectively, for initial franchise fees. In addition, included in royalties and fees were approximately $360 thousand in the three-month period ended March 31, 2007 and none in the corresponding period in 2006 for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and to sell development territories to Area Developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that the initial franchise fee revenue has the potential to be greater in the future. The Company has sold twelve territories to Area Developers and is in discussions with several other potential Area Developers. The twelve territories include an agreement for 49 restaurants in 15 counties surrounding the Greensboro, Winston-Salem, High Point areas of North Carolina and Virginia, an agreement for 20 restaurants in three counties near Cincinnati, Ohio, an agreement for 25 restaurants in Sacramento County, California, an agreement for an additional 40 restaurants in 21 additional counties surrounding Cincinnati, Ohio, an agreement for 30 restaurants in five counties near Atlanta, Georgia, an agreement for 70 restaurants in three additional counties in Georgia, near Atlanta, an agreement for 52 restaurants in two counties near Dallas, Texas, an agreement for 25 restaurants for Springfield, Missouri and surrounding counties, an agreement for 35 restaurants for Riverside County, California, an agreement for 38 restaurants for San Bernardino County, California, an agreement for 30 restaurants in Dayton, Ohio and surrounding counties, and another agreement for 15 restaurants in a third county near Dallas, Texas. Because of the identified growth opportunities in franchising in non-traditional locations, in traditional dual-branded locations and the units committed by the Area Development Agreements, the Company believes that franchise fee revenue will be greater in the future. If an Area Developer does not meet the required development schedule, the Developer loses its rights to the development area and its share of the franchise fee income on any units that are developed.

Restaurant revenues decreased from approximately $412,933 to $251,585 for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue decreased because the Company was operating fewer restaurants in the quarter ended March 31, 2007 than in the corresponding quarter of 2006.

Salaries and wages increased from 12.0% of total revenue to 13.2% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The increase during the first quarter in 2007 versus 2006 was the result of adding the additional experienced staff for the growth of franchising in traditional locations. Salaries and wages decreased from 14.7% of total revenue to 13.2% of total revenue for the three-month period ended March 31, 2007 compared to the three-month period ended December 31, 2006. Salaries and wages, as a percent of total revenue, are expected to continue to decline in the future as the revenue continues to grow from opening more traditional franchises.

Trade show expenses increased from 4.6% of total revenue to 4.8% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The Company anticipates the actual dollar trade show expense to remain approximately the same for the balance of 2007, which is expected to result in a lower trade show expense as a percent of total revenue as revenue continues to increase as more traditional restaurants are opened.

Travel expenses decreased from 4.1% of total revenue to 2.8% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The decrease was the result of the actual dollar expense showing a slight decrease while the revenue increased as a result of selling more Area Development Agreements and opening more traditional restaurants.

Sales commissions were 4.0% of total revenue for the three-month period ended March 31, 2007 compared to no sales commissions in the corresponding period in 2006. The sales commissions are the result of commissions earned by the Area Developers and internal sales staff designed to increase the Company's revenue growth by expanding franchising activity for traditional locations.

Other operating expenses decreased from 8.6% of total revenue to 7.9% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. This decrease was primarily the result of actual operating expenses only slightly increasing in dollar amount while total revenue increased from the growth of more franchises for traditional locations. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in 2007 while maintaining operating expenses at approximately the same dollar amount.

Restaurant expenses decreased from 17.3% of total revenue to 8.2% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. This decrease was the result of the decrease in number of restaurants operated by the Company while the revenues increased as a result of the growth in the number of franchises for traditional locations. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased from 17.2% of total revenue to 14.9% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. This decrease was the result of only a small increase in the dollar amount of administrative expense which was more than offset by the growth in revenue as a result of new franchising activity. The Company anticipates that general and administrative expenses, as a percentage of revenue, will continue to decline as a result of anticipated additional growth in revenue.

Operating income increased from 35.3% of total revenue to 43.4% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The primary reason for the increase in operating income was the growth in royalties and fees as a result of new franchising activity, which more than offset the small growth in operating expenses. Operating income, as a percent of total revenue, is anticipated to continue to increase as the anticipated growth in the amount of franchising activity continues with operating expenses increasing at a substantially lower rate.

Interest expense decreased from 8.6% of total revenue to 6.1% of total revenue for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. This decrease was the result of a decrease in the dollar amount of interest paid due to the reduction in the amount of debt outstanding and the increase in revenue as a result of the growth from franchising. Since the Company does not anticipate the need to borrow any additional funds and plans to continue to reduce its debt, interest expense should continue to decline in future periods.

Net income increased from $404,566 to $703,003 for the three-month period ended March 31, 2007 compared to the corresponding period in 2006. The 74.0% increase in net income for the three-month period ended March 31, 2007, compared to the corresponding period in 2006, was the result of the growth in royalty and fee income as a result of the sale of additional Area Development Agreements and the growth in the number of franchises for traditional locations, only slightly offset by increased operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to focus on franchising non-traditional locations and by franchising in traditional locations partially through the use of Area Developers. This strategy does not require significant capital.

As a result of the Company's strategy, cash flow generated from operations, the Company's current rate of entering into new franchises and the anticipated growth in Franchise Agreements and Area Development Agreements in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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


ITEM 6.   Exhibits.

            (a)  Exhibits:  See Exhibit Index appearing on page 14.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NOBLE ROMAN'S, INC.



Date: May 7, 2007                  By: /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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