Form 10-Q
period 2007-06-30
NOBLE ROMANS INC
filed 2007-08-09
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2007

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

As of July 30, 2007, there were 18,284,493 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2006
             and June 30, 2007 (unaudited)                                Page 3

        Condensed consolidated statements of operations for the
             three months and six months ended June 30, 2006
             and 2007 (unaudited)                                         Page 4

        Condensed consolidated statements of cash flows for the
             six months ended June 30, 2006 and 2007 (unaudited)          Page 5

        Notes to condensed consolidated financial statements (unaudited)  Page 6

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                     Assets                      December 31,       June 30,
                                                                                     2006             2007
                                                                                 ------------    ------------
Current assets:
   Cash                                                                          $    920,590    $  1,618,857
   Accounts and notes receivable (net of allowances of $136,462 as of
       December 31, 2006 and June 30, 2007)                                         1,505,444       1,791,811
   Inventories                                                                        215,557         201,494
   Assets held for resale                                                             381,768         394,661
   Prepaid expenses                                                                   136,167         373,676
   Current portion of long-term notes receivable                                      187,898         195,540
   Deferred tax asset - current portion                                             1,971,875       1,971,875
                                                                                 ------------    ------------
           Total current assets                                                     5,319,299       6,547,914
                                                                                 ------------    ------------

Property and equipment:
   Equipment                                                                        1,183,655       1,258,555
   Leasehold improvements                                                             105,928         107,729
                                                                                 ------------    ------------
                                                                                    1,289,583       1,366,284
   Less accumulated depreciation and amortization                                     653,336         702,154
                                                                                 ------------    ------------
          Net property and equipment                                                  636,247         664,130
                                                                                 ------------    ------------
Deferred tax asset (net of current portion)                                         8,300,244       7,854,929
Other assets including long-term portion of notes receivable                        1,882,173       1,846,608
                                                                                 ------------    ------------
                      Total assets                                               $ 16,137,963    $ 16,913,581
                                                                                 ============    ============

                                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                         $    396,046    $    349,634
   Current portion of long-term note payable                                        1,500,000       1,500,000
                                                                                 ------------    ------------
                Total current liabilities                                           1,896,046       1,849,634
                                                                                 ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                    5,625,000       4,875,000
                                                                                 ------------    ------------
                Total long-term liabilities                                         5,625,000       4,875,000
                                                                                 ------------    ------------

Stockholders' equity:
   Common stock -no par value (25,000,000 shares authorized, 16,602,601 issued and outstanding as of December 31, 2006 and 17,874,276 issued
       and outstanding as of June 30, 2007)                                        21,393,360      21,926,497
   Preferred stock (5,000,000 shares authorized and 51,000 issued and outstanding as of December 31, 2006 and 43,700 issued and outstanding
       as of June 30, 2007)                                                         1,978,800       1,686,800
   Accumulated deficit                                                            (14,755,243)    (13,424,350)
                                                                                 ------------    ------------
                Total stockholders' equity                                          8,616,917      10,188,947
                                                                                 ------------    ------------
                      Total liabilities and stockholders' equity                 $ 16,137,963    $ 16,913,581
                                                                                 ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                   2006          2007          2006          2007
                                               -----------   -----------   -----------   -----------
Royalties and fees                             $ 1,944,822   $ 2,787,232   $ 3,812,259   $ 5,372,640
Administrative fees and other                       18,992        18,639        34,178        36,985
Restaurant revenue                                 351,807       274,276       764,740       525,861
                                               -----------   -----------   -----------   -----------
                Total revenue                    2,315,620     3,080,147     4,611,177     5,935,486

Operating expenses:
     Salaries and wages                            310,309       422,067       584,853       799,612
     Trade show expense                            116,906       136,048       223,636       273,834
     Travel expense                                 96,731       122,522       192,337       201,762
     Sales commissions                                   0       242,592             0       357,579
     Other operating expenses                      177,785       221,325       374,694       447,345
     Restaurant expenses                           341,018       255,025       737,018       489,432
Depreciation and amortization                       20,857        24,359        41,616        45,707
General and administrative                         393,642       423,385       788,447       848,415
                                               -----------   -----------   -----------   -----------
              Operating income                     858,373     1,232,824     1,668,577     2,471,800

Interest and other expense                         197,964       166,906       395,190       340,725
                                               -----------   -----------   -----------   -----------
              Income before income taxes           660,408     1,065,918     1,273,387     2,131,075

Income tax expense                                 224,539       362,412       432,951       724,566
                                               -----------   -----------   -----------   -----------
              Net income                           435,870       703,506       840,435     1,406,509

              Cumulative preferred dividends        40,241        34,481        81,377        75,616
                                               -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                $   395,628   $   669,025   $   759,059   $ 1,330,893


Earnings per share - basic:
     Net income                                $       .03   $       .04   $       .05   $       .08
Weighted average number of common shares
      outstanding                               16,322,136    17,009,825    16,322,136    16,839,866


Diluted earnings per share:
     Net income                                $       .03   $       .04   $       .05   $       .07
Weighted average number of common shares
     outstanding                                16,963,051    19,580,118    16,963,051    19,410,159

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended June 30,
OPERATING ACTIVITIES                                                2006           2007
                                                                -----------    -----------
     Net income                                                 $   840,435    $ 1,406,509
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                          75,173         93,585
              Deferred federal income taxes                         432,952        724,565
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                (107,088)      (262,717)
                      Inventories                                     2,693         14,063
                      Assets held for resale                        (14,089)       (21,410)
                      Prepaid expenses                              (41,927)      (237,509)
                      Other assets                                    1,022        (47,900)
                Decrease in:
                     Accounts payable                              (213,228)       (46,412)
                                                                -----------    -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES           975,942      1,622,774
                                                                -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                              (9,040)       (76,702)
                                                                -----------    -----------
              NET CASH USED BY INVESTING ACTIVITIES                  (9,040)       (76,702)
                                                                -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations           (264,269)      (318,436)
     Payment of cumulative preferred dividends                      (81,377)       (75,616)
     Payment of principal on outstanding debt                      (750,000)      (750,000)
     Payments received on long-term notes receivable                 85,020         92,076
     Proceeds from the exercise of stock options and warrants            --        204,171
                                                                -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES              (1,010,626)      (847,805)
                                                                -----------    -----------

Increase (decrease) in cash                                         (43,723)       698,267
Cash at beginning of period                                         740,940        920,590
                                                                -----------    -----------
Cash at end of period                                           $   697,217    $ 1,618,857
                                                                ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                          $   366,150    $   314,585


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2 - Approximately $300 thousand and $766 thousand are included in the three-month period and six-month period ended June 30, 2007, respectively, and approximately $352 thousand and $688 thousand for the three-month period and six-month period ended June 30, 2006, respectively, for initial franchise fees. In addition, included in royalties and fees were approximately $686 thousand and $1,056 thousand in the three-month period and six-month period ended June 30, 2007, respectively, and none in the three-month period and six-month period ended June 30, 2006, respectively, for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and selling development territories to area developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that its initial franchise fee revenue has the potential to increase in the future. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - Since June 30, 2007, 23,075 shares of the Company's preferred stock, with a liquidation preference of $923,000, have been converted to 410,217 shares of the Company's common stock, in accordance with the conversion provisions of the preferred stock. After these conversions, there are 20,625 shares of the Company's preferred stock with a liquidation preference of $825,000, outstanding which may be converted at the option of the holders to 366,666 shares of the Company's common stock.


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

Tuscano's Italian Style Subs
----------------------------

Tuscano's Italian Style Subs is a separate restaurant concept with an Italian-themed menu that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for non-traditional locations that do not have a Noble Roman's Pizza franchise. However, in the traditional stand-alone locations we only sell franchises for Noble Roman's Pizza/Tuscano's Subs together as a dual-branded concept.

With its Italian theme, Tuscano's offers a distinctive yet recognizable format. Like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the check out point. Tuscano's, however, has many unique competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, the thematic menu selections and serving options, high quality meats, and generous yet cost-effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost-effective.

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

Growth of our Traditional Dual-Branded Concept. In order to seek more rapid growth, the Company initiated a strategy to sell dual-branded franchises and to sell development territories to Area Developers for additional growth of its dual-branded concept of Noble Roman's Pizza/Tuscano's Subs for stand-alone traditional locations. Area Developers have the exclusive right to develop the dual-branded traditional concept in their areas. Area Developers generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the franchise locations developed pursuant to those Development Agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territories, each Developer has to meet the minimum development schedule stipulated in the Area Development Agreement. As of August 3, 2007, the Company has entered into 19 Area Development Agreements requiring the development of 685 franchise locations over the next five to seven years. In addition, as of August 3, 2007, the Company has entered into 84 dual-branded franchise agreements for traditional locations, 37 of which were sold through the Area Development Agreements.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2007, respectively.

                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     2006       2007        2006        2007
                                     ----       ----        ----        ----
Royalties and fees                   84.0 %     90.5 %      82.7 %      90.5 %
Administrative fees and other          .8         .6          .7          .6
Restaurant revenue                   15.2        8.9        16.6         8.9
                                   --------   --------    --------    --------
     Total revenue                  100.0 %    100.0 %     100.0 %     100.0 %
Operating expenses:
     Salaries and wages              13.4       13.7        12.7        13.5
     Trade show expense               5.0        4.4         4.8         4.6
     Travel expense                   4.2        4.0         4.2         3.4
     Sales commissions                  0        7.9           0         6.0
     Other operating expense          7.7        7.2         8.1         7.5
     Restaurant expenses             14.7        8.3        16.0         8.2
Depreciation and amortization          .9         .8          .9          .8
General and administrative           17.0       13.7        17.1        14.3
                                   --------   --------    --------    --------
     Operating income                37.1 %     40.0 %      36.2 %      41.7 %

Interest and other expense            8.5        5.4         8.6         5.7
                                   --------   --------    --------    --------
     Income before income taxes      28.6       34.6        27.6        36.0
Income tax expense                    9.8       11.8         9.4        12.2
                                   --------   --------    --------    --------
     Net income                      18.8 %     22.8 %      18.2 %      23.8 %
                                   ========   ========    ========    ========


Results of Operations
---------------------

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 2006 and 2007

Total revenue increased from $2,315,620 to $3,080,147 and from $4,611,177 to $5,935,486 for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. These increases were primarily the result of increases in royalties and fees from the addition of new franchises, partially offset by a decrease in restaurant revenue. Royalties and fees increased from approximately $1,944,822 to $2,787,232 and from $3,812,259 to $5,372,640 for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. Included in royalties and fees were initial franchise fees of approximately $300 thousand and $766 thousand in the three-month period and six-month period ended June 30, 2007, respectively, and approximately $352 thousand and $688 thousand for the three-month period and six-month period ended June 30, 2006, respectively. In addition, included in royalties and fees were fees from the sale of Area Development Agreements of approximately $686 thousand and $1,056 thousand in the three-month period and six-month period ended June 30, 2007, respectively. There were no Area Developer Agreement fees in the three-month period and six-month period ended June 30, 2006. The Company has sold 19 territories to Area Developers and is in discussions regarding additional agreements with several other potential Area Developers. The 19 territories include an agreement for 49 restaurants in 15 counties surrounding the Greensboro, Winston-Salem, High Point areas of North Carolina and Virginia, an agreement for 20 restaurants in three counties near Cincinnati, Ohio, an agreement for 25 restaurants in Sacramento County, California, an agreement for an additional 40 restaurants in 21 additional counties surrounding Cincinnati, Ohio, an agreement for 30 restaurants in five counties near Atlanta, Georgia, an agreement for 70 restaurants in three additional counties in Georgia, near Atlanta, an agreement for 52 restaurants in two counties near Dallas, Texas, an agreement for 25 restaurants for Springfield, Missouri and surrounding counties, an agreement for 35 restaurants for Riverside County, California, an agreement for 38 restaurants for San Bernardino County, California, an agreement for 30 restaurants in Dayton, Ohio and surrounding counties, an agreement for 15 restaurants in a third county near Dallas, Texas, an agreement for 60 restaurants in a large portion of Los Angeles County, California, an agreement for 45 restaurants in Orange County, California, an agreement for 18 restaurants in Ventura County, California, an agreement for 34 restaurants in Santa Barbara, San Luis Obispo and Fresno Counties in California, an agreement for 60 restaurants in San Diego County, California, an agreement for 19 restaurants Kern County, California plus the cities of Santa Clarita, Lancaster and Palmdale, and an agreement for 20 restaurants in Naples/Ft. Myers, Florida. Because of the identified growth opportunities in franchising in non-traditional locations, in traditional dual-branded locations and the units committed by the Area Development Agreements, the Company believes that franchise fee revenue will increase in the future. If an Area Developer does not meet the required development schedule, the Developer loses its rights to the development area and its share of the franchise fee income on any units that are developed.

Restaurant revenues decreased from approximately $351,807 to $274,276 and from $764,740 to $525,861, respectively for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue decreased because the Company was operating fewer restaurants in the three-month and six-month periods ended June 30, 2007 than in the corresponding periods in 2006.

Salaries and wages increased from 13.4% of total revenue to 13.7% of total revenue and from 12.7% of total revenue to 13.5% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. These increases during the periods in 2007 compared to 2006 were the result of adding additional experienced staff for the growth of franchising in traditional locations in mid-year 2006. Salaries and wages, as a percentage of total revenue, are expected to gradually decline in the future as the revenue continues to grow from opening more traditional franchises.

Trade show expenses decreased from 5.0% of total revenue to 4.4% of total revenue and from 4.8% of total revenue to 4.6% of total revenue, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. The actual amount of trade show expenses increased slightly for both the three-month and six-month periods as a result of adding a few additional trade shows for traditional franchising and, at the same time, dropping a couple of the non-traditional shows that did not get significant responses in the past. The Company anticipates the dollar amount of trade show expense to remain approximately the same for the balance of 2007, which is expected to result in a lower trade show expense as a percentage of total revenue as revenue continues to increase as more traditional restaurants are opened.

Travel expenses decreased from 4.2% of total revenue to 4.0% of total revenue and from 4.2% of total revenue to 3.4% of total revenue, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. The actual amount of travel expenses increased slightly for both the three-month and six-month periods as a result of having more franchise managers on the road as the number of locations increased. The decrease as a percentage of revenue was the result of the actual dollar expenses increasing less than the revenue increase as a result of selling more Area Development Agreements and opening more traditional restaurants.

Sales commissions were 7.9% of total revenue and 6.0% of total revenue, respectively, for the three-month period and six-month period ended June 30, 2007 compared to no sales commissions in the corresponding periods in 2006. The sales commissions are the result of commissions earned by the Area Developers and internal sales staff designed to increase the Company's revenue growth by expanding franchising activity for traditional locations.

Other operating expenses decreased as a percentage of total revenue from 7.7% to 7.2% and from 8.1% to 7.6%, respectively, for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. This decrease was primarily the result of actual operating expenses only slightly increasing in dollar amount while total revenue increased from the growth of more franchises and from the sale of Area Development Agreements for traditional locations. The Company anticipates that other operating expenses, as a percentage of revenue, will continue to decline as a percentage of revenue as a result of anticipated additional growth in 2007 while maintaining operating expenses at approximately the same level.

Restaurant expenses decreased as a percentage of total revenue from 14.7% to 8.3% and from 16.0% to 8.2%, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of the decrease in number of restaurants operated by the Company while the revenues increased as a result of the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased as a percentage of total revenue from 17.0% to 13.7% and 17.1% to 14.3%, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of only a small increase in the dollar amount of administrative expense, which was more than offset by the growth in revenue due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. The Company anticipates that general and administrative expenses, as a percentage of revenue, will continue to decline as a result of expected additional growth in revenue.

Operating income increased as a percentage of total revenue from 37.1% to 40.0% and from 36.2% to 41.7%, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. The primary reason for these increases in operating income percentages were the growth in royalties and fees due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations, which more than offset the growth in operating expenses. Operating income, as a percentage of total revenue, is anticipated to continue to increase as the expected growth in the amount of franchising activity continues with operating expenses increasing at a substantially lower rate.

Interest expense decreased as a percentage of total revenue from 8.5% to 5.4% and 8.6% to 5.7%, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of a decrease in the dollar amount of interest as a result of the reduction in the amount of debt outstanding and the increase in revenue due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. Interest expense is expected to decline in the future as the Company continues to reduce its debt.

Net income increased from $435,870 to $703,506 and from $840,435 to $1,406,509 for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in

2006. The 61.4% and the 67.4% increases in net income, respectively, for the three-month period and six-month period ended June 30, 2007 compared to the corresponding periods in 2006, was the result of the growth in royalty and fee income as a result of the sale of additional Area Development Agreements and the growth in the number of franchises for traditional locations, only partially offset by increased operating expenses.

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

ITEM 6.   Exhibits.

            (a)  Exhibits:  See Exhibit Index appearing on page 15.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NOBLE ROMAN'S, INC.



Date: August 9, 2007             By: /s/ Paul W. Mobley
                                     -------------------------------------------
                                     Paul W. Mobley, Chairman of the Board and
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

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