Form 10-Q
period 2007-09-30
NOBLE ROMANS INC
filed 2007-11-09
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2007


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

As of November 4, 2007, there were 18,304,993 shares of Common Stock, no par value, outstanding.

                          PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

    The following unaudited condensed consolidated financial statements are included herein:


       Condensed consolidated balance sheets as of December 31, 2006
         and September 30, 2007 (unaudited)                               Page 3

       Condensed consolidated statements of operations for the
         three months and nine months ended September 30, 2006
         and 2007 (unaudited)                                             Page 4

       Condensed consolidated statements of changes in stockholders'
         equity for the year ended December 31, 2006 and nine months
         ended September 30, 2007 (unaudited)                             Page 5

       Condensed consolidated statements of cash flows for the
         nine months ended September 30, 2006 and 2007 (unaudited)        Page 6

       Notes to condensed consolidated financial statements (unaudited)   Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                         Assets                             December 31, September 30,
                                                                                2006         2007
                                                                            -----------   -----------
Current assets:
  Cash                                                                      $   920,590   $ 1,531,458
  Accounts and notes receivable (net of allowances of $136,462 as of
     December 31, 2006 and September 30, 2007)                                1,505,444     2,113,622
  Inventories                                                                   215,557       221,812
  Assets held for resale                                                        381,768       390,402
  Prepaid expenses                                                              136,167       442,764
  Current portion of long-term notes receivable                                 187,898       182,125
  Deferred tax asset - current portion                                        1,971,875     1,971,875
                                                                            -----------   -----------
        Total current assets                                                  5,319,299     6,854,058
                                                                            -----------   -----------

Property and equipment:
  Equipment                                                                   1,183,655     1,280,706
  Leasehold improvements                                                        105,928       107,729
                                                                            -----------   -----------
                                                                              1,289,583     1,388,435
  Less accumulated depreciation and amortization                                653,336       727,567
                                                                            -----------   -----------
       Net property and equipment                                               636,247       660,868
                                                                            -----------   -----------
Deferred tax asset (net of current portion)                                   8,300,244     7,850,458
Other assets including long-term portion of notes receivable                  1,882,173     1,836,514
                                                                            -----------   -----------
              Total assets                                                  $16,137,963   $17,201,898
                                                                            ===========   ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                     $   396,046   $   346,810
  Current portion of long-term note payable                                   1,500,000     1,500,000
                                                                            -----------   -----------
           Total current liabilities                                          1,896,046     1,846,810
                                                                            -----------   -----------

Long-term obligations:
  Note payable to bank (net of current portion)                               5,625,000     4,500,000
                                                                            -----------   -----------
           Total long-term liabilities                                        5,625,000     4,500,000
                                                                            -----------   -----------

Stockholders' equity:
  Common stock - no par value (25,000,000 shares authorized, 16,602,601 issued and outstanding as of December 31, 2006 and 18,284,993 issued
     and outstanding as of September 30, 2007)                               21,393,360    22,820,396
  Preferred stock (5,000,000 shares authorized and 51,000 issued and outstanding as of December 31, 2006 and 20,625 issued and outstanding
     as of September 30, 2007)                                                1,978,800       800,250
  Accumulated deficit                                                       (14,755,243)  (12,765,558)
                                                                            -----------   -----------
           Total stockholders' equity                                         8,616,917    10,855,088
                                                                            -----------   -----------
               Total liabilities and stockholders' equity                   $16,137,963   $17,201,898
                                                                            ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,          September 30,
                                                                2006        2007        2006        2007
                                                            ----------  ----------  ----------  ----------
  Royalties and fees                                        $2,049,948   2,679,313  $5,862,207  $8,051,953
  Administrative fees and other                                 14,332      18,581      48,510      55,567
  Restaurant revenue                                           307,260     261,428   1,072,000     787,288
                                                            ----------  ----------  ----------  ----------
            Total revenue                                    2,371,540   2,959,322   6,982,717   8,894,808

  Operating expenses:
     Salaries and wages                                        325,961     422,161     910,814   1,221,773
     Trade show expense                                        118,064     138,197     341,700     412,030
     Travel expense                                             94,862     172,328     287,199     374,089
     Sales commissions                                          25,093     108,988      25,093     466,567
     Other operating expenses                                  176,546     253,909     551,240     701,255
     Restaurant expenses                                       292,442     240,311   1,029,460     729,743
  Depreciation and amortization                                 20,857      24,359      62,473      70,066
  General and administrative                                   384,437     400,735   1,172,883   1,249,151
                                                            ----------  ----------  ----------  ----------
           Operating income                                    933,278   1,198,334   2,601,855   3,670,134

  Interest and other expense                                   194,876     163,237     590,066     503,962
                                                            ----------  ----------  ----------  ----------
           Income before income taxes                          738,402   1,035,097   2,011,789   3,166,172

  Income tax expense                                           251,057     341,442     684,008   1,066,006
           Net income                                          487,345     693,655   1,327,781   2,100,166

           Cumulative preferred dividends                       40,688      34,864     122,065     110,481
                                                            ----------  ----------  ----------  ----------

           Net income available to common
              stockholders                                  $  446,657  $  658,791  $1,205,716  $1,989,685
                                                            ----------  ----------  ----------  ----------

  Earnings per share-basic:
     Net income                                             $      .03  $      .04  $      .08  $      .12
      Net income available to common stockholders           $      .03  $      .04  $      .07  $      .12
  Weighted average number of common shares
      outstanding                                           16,396,303  18,208,358  16,347,130  17,301,043


  Diluted earnings per share:
     Net income                                             $      .03  $      .03  $      .07  $      .10
  Weighted average number of common shares
     outstanding                                            19,125,397  21,100,540  19,076,224  20,193,225

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries
                                  (unaudited)

                                       Preferred           Common Stock       Accumulated
                                         Stock          Shares     Amount       Deficit        Total
Balance at December 31, 2006          $ 1,978,800     16,602,661 $21,393,360 $(14,755,243)  $8,616,917


Net income for nine months ended
September 30, 2007                                                              2,100,166    2,100,166

Cumulative preferred
  dividends                                                                      (110,481)    (110,481)

Exercise of employee stock options                       130,750     143,357                   143,357

Amortization of value of employee
  stock options                                                       19,973                    19,973

Exercise of warrants                                   1,011,588      85,156                    85,156
                                      -----------     ---------- ----------- ------------   ----------

Conversion of preferred stock to
common stock                          (1,178,550)        539,994   1,178,550
                                     ===========      ========== ===========

Balance at September 30, 2007        $   800,250      18,284,993 $22,820,396 $(12,765,558) $10,855,088

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Nine Months Ended  September 30,
OPERATING ACTIVITIES                                                        2006            2007
                                                                        -----------      ----------
   Net income                                                            $1,327,780      $2,100,166
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       117,228         141,379
        Deferred federal income taxes                                       684,008       1,066,006
        Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts and notes receivable                                (177,590)       (607,486)
              Inventories                                                     1,124          (6,255)
              Assets held for resale                                        (46,297)        (21,410)
              Prepaid expenses                                             (152,706)       (306,596)
              Other assets                                                 (174,816)        (56,095)
          Decrease in:
             Accounts payable                                              (266,937)        (49,236)
                                                                        -----------      ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,311,794       2,260,472
                                                                        -----------      ----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                       (19,624)        (98,851)
                                                                        -----------      ----------
        NET CASH USED BY INVESTING ACTIVITIES                               (19,624)        (98,851)
                                                                        -----------      ----------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations                     (431,519)       (682,604)
   Payment of cumulative preferred dividends                               (122,065)       (110,481)
   Payment of principal on outstanding debt                              (1,125,000)     (1,125,000)
   Payments received on long-term notes receivable                          128,818         139,510
   Proceeds from the exercise of stock options and warrants                 259,209         227,821
                                                                        -----------      ----------
        NET CASH USED IN FINANCING ACTIVITIES                            (1,290,557)     (1,550,754)
                                                                        -----------      ----------

Increase in cash                                                              1,613         610,868
Cash at beginning of period                                                 740,940         920,590
                                                                        -----------      ----------
Cash at end of period                                                   $   742,553      $1,531,458
                                                                        ===========      ==========
Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                                  $   551,640      $  464,300

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------
Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2 - Approximately $320,000 and $1,076,000 are included in the three-month period and nine-month period ended September 30, 2007, respectively, and approximately $266,000 and $966,000 for the three-month period and nine-month period ended September 30, 2006, respectively, for initial franchise fees. In addition, included in royalties and fees were approximately $316,000 and $1,372,000 in the three-month period and nine-month period ended September 30, 2007, respectively, and approximately $189,000 in both the three-month period and nine-month period ended September 30, 2006, for the sale of Area Development Agreements. Because the Company's growth strategy is to grow its business by franchising non-traditional locations, franchising its dual-branded concept in traditional locations and selling development territories to area developers for growth of its dual-branded concept, and because the number of such locations that are available for targeted growth is large, the Company believes that its initial franchise fee revenue has the potential to increase in the future. Royalty and fee income, less the initial franchise fees and area development fees, were $2,044,000 and $5,604,000 for the three-month period and nine-month period ended September 30, 2007, respectively, and $1,595,000 and $4,707,000 for the three-month period and nine-month period ended September 30, 2006, respectively. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised restaurants. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the majority of services for the franchised restaurant are completed. Area Development fees, since they are fully earned and non-refundable when received, are recognized as income when received.

There were 981 franchised outlets in operation on September 30, 2006 and 1,033 on September 30, 2007. During that twelve-month period there were 90 new franchised outlets opened and 38 franchised outlets left the system, 22 of which reached the end of their franchise agreement term and 16 of which ceased operation for other reasons.

Note 4 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and nine-month period ended September 30, 2007:

                    Three-month period ended September 30, 2007

                                                Income          Shares        Per-Share
                                              (Numerator)    (Denominator)      Amount
                                              -----------    -------------    ----------
Net income                                    $   693,655
Less preferred stock dividends                    (34,864)
                                              -----------

Earnings per share-basic
Income available to common                        658,791     18,208,358       $   .04

Effect of dilutive securities
  Warrants                                             --      2,369,231
  Options                                              --        156,285
  Convertible preferred stock                      34,864        366,666
                                              -----------     ----------
Diluted earnings per share
Income available to common stockholders
  and assumed conversions                     $   693,655     20,100,540       $   .03


                             Nine-month period ended September 30, 2007

                                                Income          Shares        Per-Share
                                              (Numerator)    (Denominator)      Amount
                                              -----------    -------------    ----------
Net income                                    $ 2,100,166
Less preferred stock dividends                   (110,481)
                                              -----------

Earnings per share-basic
Income available to common                      1,989,685     17,301,043       $   .12

Effect of dilutive securities
  Warrants                                             --      2,369,231
  Options                                              --        156,285
  Convertible preferred stock                     110,481        366,666
                                              -----------     ----------

Diluted earnings per share
Income available to common stockholders
  and assumed conversions                     $ 2,100,166     20,193,225       $   .10

Note 5 - The Company adopted SFAS No. 123R using the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Under SFAS No. 123R, compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options have been granted thus far in 2007. The following assumptions were used for grants in 2006:

Expected volatility           50%
Expected dividend yield       None
Expected term (in years)      5
Risk-free interest rate       4.66%

The following table sets forth the number of options outstanding as of December 31, 2005 and 2006 and as of September 30, 2007 and the number of options granted, exercised or forfeited during the year ended December 31, 2006 and the nine-month period ended September 30, 2007:

Balance of employee stock options outstanding as of 12/31/2005          303,750
--------------------------------------------------------------------------------
   Stock options granted during the year ended 12/31/2006                99,000
--------------------------------------------------------------------------------
   Stock options exercised during the year ended 12/31/2006             (46,250)
--------------------------------------------------------------------------------
   Stock options forfeited during the year ended 12/31/2006              (5,000)
--------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/2006          351,500
--------------------------------------------------------------------------------
   Stock options granted during the nine-month period ended 9/30/07           0
--------------------------------------------------------------------------------
   Stock options exercised during the nine-month period ended 9/30/07  (130,750)
--------------------------------------------------------------------------------
   Stock options forfeited during the nine-month period ended 9/30/07   (15,500)
--------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 9/30/07             205,250
----------------------------------------------------------------------==========

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

o Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
o An extended product line that includes breadsticks with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products for non-traditional locations.
o A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

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

Business Strategy

The Company's business strategy can be summarized as follows:

Continue Focus on Sales of Non-Traditional Franchises. The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company has pursued this focus for the past several years and has recently increased its sales staff to support planned increases in the growth of non-traditional locations.

Growth of our Traditional Dual-Branded Concept. In order to seek more rapid growth, the Company initiated a strategy to sell dual-branded franchises and to sell development territories to Area Developers for additional growth of its dual-branded concept of Noble Roman's Pizza/Tuscano's Subs for stand-alone traditional locations. Area Developers have the exclusive right to develop the dual-branded traditional concept in their areas. Area Developers generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the franchise locations developed pursuant to those Development Agreements. The

Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territories, each Developer has to meet the minimum development schedule stipulated in the Area Development Agreement. As of November 7, 2007, the Company has entered into 24 Area Development Agreements requiring the development of 868 franchise locations over the next five to eight years. In addition, as of November 7, 2007, the Company has entered into 98 dual-branded franchise agreements for traditional locations, 46 of which were sold through Area Developers.

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

Financial Summary
-----------------
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company periodically evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demands for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2007, respectively.

                                              Three Months Ended               Nine Months Ended
                                                  September 30,                  September 30,
                                               2006          2007             2006            2007
                                             --------      --------         --------        --------
Royalties and fees                             86.4 %        90.6 %           84.0 %          90.5 %
Administrative fees and other                    .6            .6               .7              .6
Restaurant revenue                             13.0           8.8             15.3             8.9
                                             --------      --------         --------        --------
   Total revenue                              100.0 %       100.0 %          100.0 %         100.0 %
Operating expenses:
   Salaries and wages                          13.7          14.3             13.0            13.7
   Trade show expense                           5.0           4.7              4.9             4.6
   Travel expense                               4.0           5.8              4.1             4.2
   Sales commissions                            1.1           3.7               .4             5.2
   Other operating expense                      7.4           8.6              7.9             7.9
   Restaurant expenses                         12.3           8.1             14.7             8.3
Depreciation and amortization                   1.0            .8               .9              .8
General and administrative                     16.2          13.5             16.8            14.0
                                             --------      --------         --------        --------
    Operating income                           39.3 %        40.5 %           37.3 %          41.3 %

Interest and other expense                      8.2           5.5              8.5             5.7
                                             --------      --------         --------        --------
   Income before income taxes                  31.1          35.0             28.8            35.6

Income tax expense                             10.6          11.5              9.8            12.0
                                             --------      --------         --------        --------
   Net income                                  20.5 %        23.5 %           19.0 %          23.6 %
                                             ========      ========         ========        ========

Results of Operations
---------------------
Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month and Nine-Month Periods Ended September 30, 2006 and 2007

Total revenue increased from $2.4 million to $3.0 million and from $7.0 million to $8.9 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. These increases were primarily the result of increases in royalties and fees from the addition of new franchises and Area Development Agreements, partially offset by a decrease in restaurant revenue. Royalties and fees increased from approximately $2.0 million to $2.7 million and from $5.9 million to $8.1 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. Included in royalties and fees were initial franchise fees of approximately $320,000 and $1,076,000 in the three-month period and nine-month period ended September 30, 2007, respectively, and approximately $266,000 and $966,000 for the three-month period and nine-month period ended September 30, 2006, respectively. In addition, included in royalties and fees were fees from the sale of Area Development Agreements of approximately $316,000 and $1,372,000 in the three-month period and nine-month period ended September 30, 2007, respectively. There were $189,000 in Area Developer Agreement fees in both the three-month period and nine-month period ended September 30, 2006. Royalty and fee income, less the initial franchise fees and area development fees, were $2,044,000 and $5,604,000 for the three-month period and nine-month period ended September 30, 2007, respectively, and $1,595,000 and $4,707,000 for the three month period and nine month period ended September 30, 2006, respectively.

The Company has sold 24 territories to Area Developers with development agreements calling for the development of 868 new franchises over the next three to eight years and is in discussions regarding additional agreements with several other potential Area Developers. Because of the identified growth opportunities in franchising in non-traditional locations, in traditional dual-branded locations and the units committed by the Area Development Agreements, the Company believes that franchise fee revenue will increase in the future. If an Area Developer does not meet the required development schedule, the Developer loses its rights to the development area and its share of the royalty fee income on any units that are developed. There can be no assurance that all of the Area Developers will meet their required schedules.

Restaurant revenues decreased from approximately $307,260 to $261,428 and from $1,072,000 to $787,288, respectively for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue decreased because the Company was operating fewer restaurants in the three-month and nine-month periods ended September 30, 2007 than in the corresponding periods in 2006.

Salaries and wages increased from13.7% of total revenue to 14.3% of total revenue and from 13.0% of total revenue to 13.7% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. These increases during the periods in 2007 compared to 2006 were the result of adding experienced staff for the growth of franchising in traditional locations in mid-year 2006 and adding additional franchise managers for anticipated openings during future quarters. Salaries and wages, as a percentage of total revenue, are expected to gradually decline in the future as the revenue continues to grow from opening more traditional franchises.

Trade show expenses decreased from5.0% of total revenue to 4.7% of total revenue and from 4.9% of total revenue to 4.6% of total revenue, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. The amount of trade show expenses increased slightly for both the three-month and nine-month periods as a result of adding a few additional trade shows for traditional franchising and, at the same time, dropping a couple of the non-traditional shows that did not get significant responses in the past. The Company anticipates the dollar amount of trade show expense to remain approximately the same for the balance of2007.

Travel expenses increased from4.0% of total revenue to 5.8% of total revenue and from 4.1% of total revenue to 4.2% of total revenue, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. The amount of travel expenses increased for both the three-month and nine-month periods as a result of increases in the number of franchise managers on the road to support increases in the number of franchise locations and increases in the average amount of time franchise managers stay at franchise locations due to the additional time necessary to support traditional locations as compared to non-traditional locations.

Sales commissions increased from 1.1% to 3.7% of total revenue and 0.4% to 5.2% of total revenue, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. The sales commissions are the result of commissions earned by the Area Developers and internal sales staff designed to increase the Company's revenue growth by expanding franchising activity for traditional locations.

Other operating expenses increased as a percentage of total revenue from 7.4% to 8.6% and was 7.9% and 7.9%, respectively, for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. The increase in the actual dollar amount was primarily the result of an increase in payroll taxes, auto expenses and advertising. The Company anticipates that other operating expenses, as a percentage of revenue, will decline as a result of anticipated additional growth in 2007 and 2008 while maintaining operating expenses at approximately the same level.

Restaurant expenses decreased as a percentage of total revenue from 12.3% to 8.1% and from 14.7% to 8.3%, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of the decrease in number of restaurants operated by the Company while the revenues increased as a result of the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased as a percentage of total revenue from 16.2% to 13.5% and 16.8% to 14.0%, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of only a slight increase in the amount of administrative expense, which was more than offset by the growth in revenue due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. The Company anticipates that general and administrative expenses, as a percentage of revenue, will continue to decline as a result of expected growth in revenue as the administrative structure is currently in place to handle considerable growth in the future.

Operating income increased as a percentage of total revenue from 39.3% to 40.5% and from 37.3% to 41.3%, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. The primary reason for these increases in operating income percentages were the growth in royalties and fees due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations, which more than offset the growth in operating expenses.

Interest expense decreased as a percentage of total revenue from 8.2% to 5.5% and 8.5% to 5.7%, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. These decreases were the result of a decrease in the dollar amount of interest as a result of the reduction in the amount of debt outstanding and the increase in revenue due to the growth in the number of franchises and the sale of Area Development Agreements for traditional locations. Interest expense is expected to decline in the future as the Company continues to reduce its debt.

Net income increased from $487,345 to $693,656 and from $1,327,780 to $2,100,165 for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006. The 42.3% and the 58.2% increases in net income, respectively, for the three-month period and nine-month period ended September 30, 2007 compared to the corresponding periods in 2006, were the result of the growth in royalty and fee income as a result of the sale of additional Area Development Agreements and the growth in the number of franchises for traditional locations, only partially offset by increased operating expenses.

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

The Company's cash increased from $921 thousand at December 31, 2006 to $1.5 million at September 30, 2007. This increase was primarily the result of an increase in net cash provided by operating activities from $1.3 million to $2.3 million for the nine-month period ended September 30, 2007 compared to the corresponding period in 2006, which was partially offset by an increase in net cash used by investing activities from $19,624 to $98,851 and an increase in net cash used in financing activities from $1.3 million to $1.6 million during the same period.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As of a result of the Settlement Agreement, the Company acquired all of SummitBridge's debt and equity interests in the Company, except for 2,400,000 shares of common stock, all of which SummitBridge subsequently sold to various other investors, for a purchase price of $8.3 million. These interests consisted of a senior secured promissory note in the principal amount of $7.7 million, interest accrued on the note of $927,756, 3,214,748 shares of the Company's common stock, $4.9 million stated amount of the Company's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of the Company's common stock with an exercise price of $.01 per share.

In order to fund its obligations under the Settlement Agreement, the Company obtained a new six-year term loan in the principal amount of $9.0 million. As of September 30, 2007 this balance has been reduced to $6.0 million. The note calls for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

In September 2003 the Company completed a private placement of $2.0 million principal amount of subordinated notes to certain individual investors. At the request of the lender under the six-year term loan, the Company negotiated with these investors to exchange the subordinated notes for equity in the Company. As a result of these negotiations, the Company issued convertible preferred stock with a conversion price of $2.25 per share to these investors in exchange for the outstanding subordinated notes. This transaction was a dollar-for-dollar exchange of the principal amount of the notes for a like amount of the stated value (i.e. liquidation preference) of the preferred stock. The convertible feature provided that each individual investor could convert his or her preferred stock into common stock at the $2.25 per share conversion rate at any time, at their option, after December 31, 2006. Holders of the preferred stock have no right to cause the Company to redeem such shares, however, the Company has the right, at its option, to redeem any outstanding preferred stock, at any time after December 31, 2008 for its liquidation value. During the nine-month period ended September 30, 2007, conversions of shares of the Company's preferred stock, representing $1.2 million of the stated value, resulted in the issuance of 539,994 shares of the Company's common stock.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2007, the Company had outstanding interest-bearing debt in the aggregate principal amount of $6.0 million. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance for the two-year period ending in August 2007, and to $3.0 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum. Based upon the principal balance outstanding at September 30, 2007, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $22,500 over the succeeding twelve-month period.


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


ITEM 6. Exhibits.

       (a) Exhibits: See Exhibit Index appearing on page 18.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  NOBLE ROMAN'S, INC.




Date: November 8, 2007            By: /s/ Paul W. Mobley
                                     -----------------------------------------
                                     Paul W. Mobley, Chairman of the Board and
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

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