Form 10-K
period 2007-12-31
NOBLE ROMANS INC
filed 2008-03-12
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark one)
 X    Annual Report Pursuant to Section 13 or 15(d) of the
---   Securities Exchange Act of 1934
      for the fiscal year ended December 31, 2007.

      Transition Report Pursuant to Section 13 or 15 (d) of the
---   Securities Exchange Act of 1934
      for the transition period from ____ to____.

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.    (Check one):

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes      No  X
    ---     ---

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $67.6 million.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,197,499 shares of common stock as of March 3, 2008.

Documents Incorporated by Reference: None.

                              NOBLE ROMAN'S, INC.
                                   FORM 10-K
                          Year Ended December 31, 2007
                               Table of Contents

Item #
in Form 10-K                                                                Page
                                     PART I

  1.   Business                                                                4
  1A.  Risk Factors                                                            8
  1B.  Unresolved Staff Comments                                              11
  2.   Properties                                                             11
  3.   Legal Proceedings                                                      12
  4.   Submission of Matters to a Vote of Security Holders                    12

                                    PART II
  5.   Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities                      13
  6.   Selected Financial Data                                                14
  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                  14
  7A.  Quantitative and Qualitative Disclosures About Market Risk             20
  8.   Financial Statements and Supplementary Data                            21
  9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                   38
  9A.  Controls and Procedures                                                38
  9B.  Other Information                                                      39

                                    PART III
  10.  Directors and Executive Officers of the Registrant                     40
  11.  Executive Compensation                                                 42
  12.  Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters                                            47
  13.  Certain Relationships and Related Transactions                         50
  14.  Principal Accounting Fees and Services                                 50

                                    PART IV
  15.  Exhibits, Financial Statements Schedules                               51

                                     PART 1


ITEM 1. BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs." The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 45 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In 2005 the Company began selling franchises for its dual-branded concept in traditional locations. In August 2006 the Company began selling development territories to Area Developers in an attempt to accelerate growth in the dual-branded traditional concept. Prior to focusing its efforts on franchising for non-traditional and co-branded foodservice operations, the Company had approximately 25 years' experience operating full-service pizza restaurants, giving it unique expertise in the design and support of foodservice systems for franchisees. Royalties and franchise fees from the Company's franchise operations were $7,269,868, $8,084,175 and $10,411,326 for 2005, 2006 and 2007, respectively. Royalties and fees from franchise operations accounted for 86.2%, 85.2% and 90.0% of total revenue for 2005, 2006 and 2007, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data.

Products & Systems
------------------

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been designed with a view to produce superior results. We believe the following make our product unique:

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

The Company carefully developed all of its menu items to be delivered in a ready-to-use form requiring only on- site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout all 48 contiguous states. We believe this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require relatively low amounts of labor.

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

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of both its non-traditional and traditional dual-branded concept. Every ingredient and process was designed with a view to producing superior results. All of its menu items were carefully developed to be delivered in a ready-to-use form requiring only on-site assembly and baking. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require relatively low amounts of labor and allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

The Company recently announced initiatives that it believes will enhance the operations of its traditional co-brand franchise program. These enhancements include: more rigorous franchisee selection criteria; a longer, more robust training period for new franchisees; more direct franchisee involvement in the construction and marketing processes; and intensified monitoring and enforcement of operating standards and unit performance. Recognizing that these steps could slow the speed of franchise development within territories covered by existing Area Development agreements, the Company intends to offer reasonable accommodations to the exclusive development time frames specified in those agreements so as to align the interests of Area Developers and the Company in sustainable growth of the traditional franchise program.

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

Within the competitive environment of the traditional franchise segment of the restaurant industry, management has identified what it believes to be certain competitive advantages for the Company. One of these advantages is that using the fully-prepared crust, developed by the Company, pizzas can be prepared and baked in approximately five minutes, which the Company believes is significant especially in the delivery segment of the business.

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

Employees
---------

As of March 3, 2008, the Company employed approximately 46 persons full-time and 128 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

The Company is subject to regulation by the Federal Trade Commission ("FTC") and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise offering circular with state authorities. Substantive state laws that regulate the franchisor- franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

Available Information
---------------------

We make available, free of charge through our Internet website (http://www.nobleromans.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.


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

Competition from larger companies.

The Company competes for franchise sales with large national companies and numerous regional and local companies. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. A change in the business strategy of one or more of its competitors could have an adverse effect on the Company's ability to sell additional franchises or maintain and renew existing franchises or operating results of the Company's franchise system. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

A significant component of the Company's growth strategy is selling new franchises and assisting franchisees in opening new restaurants. The opening and success of new restaurants will depend upon various factors, including the franchisee's ability to find suitable sites, the ability to negotiate leases for the new restaurants on acceptable terms, the ability to comply with applicable regulatory requirements, the ability to meet construction schedules, the ability of the franchisees to manage their operations and to hire and train personnel, the ability of the franchisees to obtain acceptable financing and the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new franchise units.

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

One of the Company's growth strategies is selling dual-branded franchise agreements for traditional locations and selling development territories to Area Developers to spur the growth of stand-alone traditional locations. The Company has entered into 24 Area Development Agreements calling for the development of a minimum of 868 franchise units over the next few years. However, four of those Area Development Agreements are considered terminated for lack of performance. That leaves Area Development Agreements for 20 territories still active calling for 631 franchise units to be developed pursuant to those remaining contracts. Area Developers are independent contractors. There is no assurance that we will be able to add additional Area Developers or that the remaining Area Developers will be successful in generating additional new franchises.

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

Dependence on frequent deliveries of fresh product also subjects the Company to the risks that shortages or interruptions in the supply caused by inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, wheat, food, paper and labor may also adversely affect the franchisees and, as a result, adversely affect the Company's ability to add new franchised restaurants.

Dependence on key executives.

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

Our stock is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include having: a majority of independent directors; an audit committee of independent directors; and shareholder approval of certain equity compensation plans. As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on the Nasdaq Stock Market or a national exchange. There is no assurance that the Company's stock will be continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.

Compliance with external assurance requirements of of the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

The Company will be required to comply with the external assurance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, the

Company is not currently required to have its auditor report on management's evaluation of our system of internal controls or certify its compliance with the rules related to its system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.


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

The Company leases space for operating an additionaldual-branded restaurant in Indianapolis, Indiana which it intends to sell when an appropriate franchisee can be identified. The lease for this property expires December 5, 2010. The Company has the option to extend the term of this lease for two additional five-year periods. This lease also provides for the Company to assign the lease to a franchisee when it is franchised.

The Company leases space for operating an additional dual-branded restaurant in Noblesville, Indiana which it intends to sell when an appropriate franchisee can be identified. The lease for this property expires July 31, 2016. The Company has the option to extend the term of this lease for two additional five-year periods. This lease also provides for the Company to assign the lease to a franchisee when it is franchised.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is not involved in any litigation, which would have any material effect upon the Company.


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

                                        2006                   2007
                                        ----                   ----
    Quarter Ended:                 High       Low        High       Low
    --------------                 ----       ---        ----       ----
    March 31                      $1.20      $.91        4.50       3.60
    June 30                       $1.42      $.70        7.40       4.05
    September 30                  $3.30     $1.35        7.80       5.05
    December 31                   $4.10     $2.60        6.20       1.40

Holders of Record
-----------------

As of February 27, 2008, there were approximately 324 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Benefit Information
--------------------------------------------

Information about the Company's equity compensation plan is detailed in Item 12

ITEM 6. SELECTED FINANCIAL DATA             (In thousands except per share data)

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
Statement of Operations Data:                          2003         2004         2005         2006          2007
                                                     -------      -------      -------      -------       -------
Royalties and fees                                   $ 6,701      $ 6,789      $ 7,270      $ 8,084       $10,411
Administrative fees and other                            199          125           72           63            68
Restaurant revenue                                       882          998        1,089        1,340         1,088
                                                     -------      -------      -------      -------       -------
   Total revenue                                       7,782        7,912        8,431        9,487        11,567
Operating expenses                                     2,328        2,522        2,627        2,921         4,371
Restaurant operating expenses                            867          962        1,059        1,284         1,011
Depreciation and amortization                             68           50           70           84            97
General and administrative                             1,259        1,403        1,491        1,550         1,680
                                                     -------      -------      -------      -------       -------
   Operating income                                    3,260        2,975        3,184        3,648         4,408
Interest and other                                     1,047          946          817          776           651
Other income                                               -            -        2,801            -             -
                                                     -------      -------      -------      -------       -------
Income before income taxes from continuing
   operations                                          2,213        2,029        5,168        2,872         3,757
Income taxes                                             752          690        1,757          976         1,268
                                                     -------      -------      -------      -------       -------
   Net income from continuing operations               1,461        1,339        3,411        1,896         2,489

Loss from discontinued operations                       (167)        (404)        (560)           -            -
                                                     -------      -------      -------      -------       -------
   Net income                                        $ 1,294      $   935      $ 2,851      $ 1,896       $ 2,489
   Cumulative preferred dividends                          -            -          (16)         163           127
                                                     -------      -------      -------      -------       -------
   Net income available to common
     stockholders                                    $ 1,294      $   935      $ 2,835      $ 1,733       $ 2,361
                                                     =======      =======      =======      =======       =======

Weighted average number of common shares              16,169       16,280       16,849       16,406        17,676
     Net income per share                            $   .08      $   .06      $   .17      $   .12       $   .14
     Net income available to common stockholders     $   .08      $   .06      $   .17      $   .11       $   .13


Balance Sheet Data (at year end):

Working capital                                      $ 2,220      $ 2,107      $ 2,793      $ 3,423       $ 3,806
Total assets                                          14,284       15,249       15,523       16,138        17,469
Long-term obligations, net of current portion         10,099        9,740        7,125        5,625         4,125
Stockholders' equity                                 $ 2,462      $ 4,256      $ 6,513      $ 8,617       $11,312


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

There were 995 franchised outlets in operation on December 31, 2006 and 1,056 on December 31, 2007. During that twelve-month period there were 97 new franchised outlets opened and 36 franchised outlets left the system, 23 of which reached the end of their franchise agreement term and 13 of which ceased operation for other reasons.

Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity withUnited States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.


              Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                                   Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                   2005                      2006                     2007
                                                   ----                      ----                     ----
Royalties and fees                      $ 7,269,868     86.2%    $ 8,084,175      85.2%    10,411,326      90.0%
Administrative fees and other                72,177       .9          63,072        .7         67,467        .6
Restaurant revenue                        1,088,783     12.9       1,339,555      14.1      1,088,022       9.4
                                        -----------   ------     -----------    ------    -----------    ------
    Total revenue                         8,430,828    100.0       9,486,802     100.0     11,566,815     100.0

Franchise-related operating
 expenses:
    Salaries and wages                    1,139,502     13.5       1,278,319      13.5      1,642,529      14.2
    Trade show expense                      474,555      5.6         447,303       4.7        554,574       4.8
    Travel expense                          333,617      4.0         380,763       4.0        527,455       4.6
    Sales commissions                             -        -          72,343        .8        621,928       5.4
    Other operating expense                 678,231      8.0         742,104       7.8      1,024,399       8.9
Restaurant expenses                       1,059,396     12.6       1,283,702      13.5      1,011,146       8.7
Depreciation                                 69,964       .8          84,353        .9         96,682        .8
General and administrative                1,491,243     17.7       1,550,030      16.3      1,680,284      14.5
                                        -----------   ------     -----------    ------    -----------    ------

    Operating income                      3,184,320     37.8       3,647,887      38.5      4,407,818      38.1

Interest expense                            817,357      9.7         776,028       8.2        650,802       5.6
Other income                              2,800,830     33.2               -         -              -         -
                                        -----------   ------     -----------    ------    -----------    ------
    Income before income taxes            5,167,793     61.3       2,871,859      30.3      3,757,016      32.5
Income taxes                              1,757,051     20.8         976,432      10.3      1,268,489      11.0
                                        -----------   ------     -----------    ------    -----------    ------
    Net income from continuing
       operations                       $ 3,410,742     40.5%    $ 1,895,427      20.0%   $ 2,488,527      21.5%
                                        -----------   ------     -----------    ------    -----------    ------

2007 Compared with 2006
-----------------------

Total revenue increased from $9.5 million in 2006 to $11.6 million in 2007. This increase was primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $8.1 million in 2006 to approximately $10.4 million in 2007. Included in royalties and fees were approximately $963,000 in 2006 and $1,211,500 in 2007 for initial franchise fees. In addition, royalties and fees included approximately $707,000 in 2006 and $1,547,000 in 2007, for the sale of Area Development Agreements. Royalty and fee income, less initial franchise fees and area development fees, were $6.4 millionin 2006 and $7.7 million in 2007.

Company has active Area Development Agreements for 20 territories requiring the development of 631 franchise locations over the next five to eight years. There is no assurance that we will be able to add additional Area Developers or that the Area Developers will be successful in generating additional new franchises. If an Area Developer does not meet the required development schedule, the Developer loses its rights to the development area and its share of the royalty fee income on any units that were previously developed. There can be no assurance that all of the Area Developers will meet their required schedules.

Restaurant revenues decreased from $1.3 millionin 2006 to $1.1 million in 2007. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. As of December 31, 2007, the Company operated six restaurants on a temporary basis.

Salaries and wages remained increased from 13.5% of revenue in 2006 to 14.2% of revenue in 2007. This increase was primarily the result of adding additional supervisors to cover a larger base of units.

Trade show expenses increased from 4.7% of revenue in 2006 to 4.8% of revenue in 2007. The increase in the level of expense from participating in more franchise shows, was mostly offset by the increased revenue.

Travel expenses increased from 4.0% of revenue in 2006 to 4.6% in 2007. This increase was primarily the result of having more supervisors to support the franchisees.

Sales commission expense increased from 0.8% of revenue in 2006 to 5.4% of revenue in 2007. This increase was primarily the result of selling more Area Development Agreements in 2007 and more franchises sold by Area Developers.

Other operating expenses increased from 7.8% of revenue in 2006 to 8.9% of revenue in 2007. This increase was primarily the result of additional advertising and an increase in group insurance, payroll taxes and auto expense resulting from the increase in the number of supervisors who support the franchisees.

Restaurant expenses decreased from 13.5% of revenue in 2006 to 8.7% of revenue in 2007. This decrease resulted primarily from the Company operating fewer restaurants on a temporary basis in 2007 and the increase in royalty and fee revenue. The Company only intends to operate two restaurants to be used for testing and demonstration purposes on a long-term basis but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased from 16.3% of revenue in 2006 to 14.5% of revenue in 2007. This decrease was a result of administrative expense increasing at a slower rate compared to the growth in revenue.

Operating income increased from $3.6 million in 2006 to $4.4 million in 2007. This was primarily the result of additional revenue from growth in the number of franchise locations while the Company controlled operating expenses.

Interest expense decreased from 8.2% of revenue in 2006 to 5.6% of revenue in 2007. This was a result of a decrease in interest expense due to a reduction in the average amount of debt outstanding and, additionally, the result of an increase in revenue.

Net income increased from $1.9 million in 2006 to $2.5 million in 2007. This increase was primarily the result of additional revenue from growth in the number of franchise locations while maintaining control of the operating expenses.

Net income per share increased from $.12 per share on 16.4 million weighted average shares outstanding in 2006 to $.14 per share on 17.7 million weighted average shares outstanding in 2007. The diluted net income per share increased from $.10 on 19.7 million weighted average shares outstanding in 2006 to $.13 per share on 19.0 million weighted average shares outstanding in 2007.

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

Restaurant revenues increased from $1.1 million in 2005 to $1.3 million in 2006. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. As of December 31, 2006, the Company operated four restaurants on a temporary basis.

Salaries and wages remained constant at 13.5% of revenue in 2006 compared to 2005.

Trade show expenses decreased from 5.6% of revenue in 2005 to 4.7% of revenue in 2006. This decrease was the result of actual trade show expense decreasing slightly while revenue increased.

Travel expenses remained constant at 4.0% of revenue in 2006 compared to 2005.

Sales commission expense was 0.8% of revenue in 2006. The Company recorded no sales commission expense in prior years. This increase was the result of hiring a sales person to support the growth of traditional locations and payment to the Area Developers for their share of franchise fee revenue.

Other operating expenses decreased from 8.0% of revenue in 2005 to 7.8% of revenue in 2006. This decrease was primarily the result of actual operating expenses increasing slower than the revenue increase primarily from the growth in franchise locations.

Restaurant expenses increased from 12.6% of revenue in 2005 to 13.5% of revenue in 2006. This increase resulted primarily from the Company operating more restaurants on a temporary basis in 2006. The Company only intends to operate two restaurants to be used for testing and demonstration purposes on a long-term basis but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses decreased from 17.7% of revenue in 2005 compared to 16.3% of revenue in 2006. This decrease was a result of a small increase in administrative expense compared to the growth in revenue.

Operating income increased from $3.2 million in 2005 to $3.6 million in 2006. This was primarily the result of additional revenue from growth in the number of franchise locations while the Company maintained control of the operating expenses.

Interest expense decreased from 9.7% of revenue in 2005 to 8.2% of revenue in 2006. This was a result of a decrease in interest expense due to a reduction in the average amount of debt outstanding and, additionally, the result of an increase in revenue.

Other income was $2.8 million in 2005 compared to none in 2006. The $2.8 million revenue in 2005 was a one- time gain that resulted from the Company consummating a settlement agreement with SummitBridge National Investments, LLC and related entities. See Note 12 to the consolidated financial statements.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities in 2007 was $2.1 million compared to $2.0 million in 2006.

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

In order to fund its obligations under the Settlement Agreement, the Company obtained a new six-year term loan in the principal amount of $9.0 millionwith Wells Fargo Bank, N.A. ("Wells Fargo"). As of December 31, 2007 the principal balance had been reduced to $5.6 million. The note called for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Company's obligations under the loan are secured by the grant of a security interest in its personal property. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum.

On February 4, 2008, the Company and certain of its subsidiaries, entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3.0 millionto the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement from LIBOR plus 4% per annum to LIBOR plus 3.75% per annum and extends the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. Finally, the Amendment provides that the Company may repurchase shares of its common stock in such amounts and on such terms as are approved by the Company's board of directors from time to time, provided the aggregate purchase price of such repurchased shares shall not exceed $3.0 million. The Board has not yet approved any such share repurchases.

On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $4.2 millionas of February 6, 2008), at an annual interest rate of 8.20%. This swap contract replaces the previously existing swap contract that fixed the interest rate on $3,000,000 of the outstanding principal balance under the Loan Agreement at an annual interest rate of 8.83% at the time it was replaced.

In September 2003 the Company completed a private placement of $2.0 million principal amount of subordinated notes to certain individual investors. At the request of the lender under the six-year term loan, the Company negotiated with these investors to exchange the subordinated notes for equity in the Company. As a result of these negotiations, the Company issued convertible preferred stock with a conversion price of $2.25 per share to these investors in exchange for the outstanding subordinated notes. This transaction was a dollar-for-dollar exchange of the principal amount of the notes for a like amount of the stated value (i.e., liquidation preference) of the preferred stock. The convertible feature provided that each individual investor could convert his or her preferred stock into common stock at the $2.25 per share conversion rate at any time, at their option, after December 31, 2006. Holders of the preferred stock have no right to cause the Company to redeem such shares, however, the Company has the right, at its option, to redeem any outstanding preferred stock, at any time after December 31, 2008 for its liquidation value. During 2007, conversions of shares of the Company's preferred stock, representing $1.2 million of the stated value, resulted in the issuance of 539,994 shares of the Company's common stock. At December 31, 2007, 20,625 shares of the preferred stock representing $825,000 in stated value remained outstanding which may be converted to 366,666 shares of common stock, at the holders option.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2007:

                                      Less than                  More than
                     Total       1 year      1-3 Years    3-5 Years    5 years
                  ----------   ----------   ----------   ----------   ---------
Long-term debt    $5,625,000   $1,500,000   $3,000,000   $1,125,000   $       -
Operating leases     655,884      210,004      221,330       77,250     147,300
                  ----------   ----------   ----------   ----------   ---------
  Total           $6,280,884   $1,710,004   $3,221,330   $1,202,250   $ 147,300
                  ==========   ==========   ==========   ==========   =========

On February 4, 2008, the Company increased its bank loan by $3.0 million, however, the monthly payments of principal remain the same.

Forward-Looking Statements
--------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2007, the Company had outstanding interest-bearing debt in the aggregate principal amount of $5.6 million. However, the Company, on February 4, 2008, entered into a First Amendment to the Loan Agreement adding $3.0 million to the principal amount of the loan. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of March 1, 2008 of $8.25 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $37,500 over the succeeding twelve-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                         December 31,
                                                                                  -------------------------
                                           Assets                                     2006          2007
                                                                                  -----------   -----------
Current assets:
  Cash                                                                            $   920,590   $   832,207
  Accounts and notes receivable (net of allowances of $136,462 as of
     December 31, 2006 and $106,712 as of December 31, 2007 )                       1,505,444     1,770,994
  Inventories                                                                         215,557       310,362
  Assets held for resale                                                              381,768       643,915
  Prepaid expenses                                                                    136,167       175,022
  Current portion of long-term notes receivable                                       187,898       133,736
  Deferred tax asset - current portion                                              1,971,875     1,971,875
                                                                                  -----------   -----------
        Total current assets                                                        5,319,299     5,838,111
                                                                                  -----------   -----------

Property and equipment:
  Equipment                                                                         1,183,655     1,289,795
  Leasehold improvements                                                              105,928       107,729
                                                                                  -----------   -----------
                                                                                    1,289,583     1,397,524
  Less accumulated depreciation and amortization                                      653,336       755,987
                                                                                  -----------   -----------
       Net property and equipment                                                     636,247       641,537
Deferred tax asset (net of current portion)                                         8,300,244     9,106,008
Other assets including long-term portion of notes receivable less a
   valuation allowance of $500,000 and $550,000 at December 31, 2006 and 2007       1,882,173     1,883,644
                                                                                  -----------   -----------
                 Total assets                                                     $16,137,963   $17,469,300
                                                                                  ===========   ===========
                        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                           $   396,046   $   532,264
  Current portion of long-term note payable                                         1,500,000     1,500,000
                                                                                  -----------   -----------
           Total current liabilities                                                1,896,046     2,032,264
                                                                                  -----------   -----------

Long-term obligations:
  Note payable to bank (net of current portion)                                     5,625,000     4,125,000
                                                                                  -----------   -----------
           Total long-term liabilities                                              5,625,000     4,125,000
                                                                                  -----------   -----------

Stockholders' equity:
  Common stock - no par value (25,000,000 shares authorized, 16,602,601 issued and outstanding at December 31, 2006 and 19,187,449 issued and
        outstanding as of December 31, 2007)                                       21,393,360    22,905,617
  Preferred stock (5,000,000 shares authorized and 51,000 issued and outstanding as of December 31, 2006 and 20,625 issued and outstanding as of
    December 31, 2007)                                                              1,978,800       800,250
  Accumulated deficit                                                             (14,755,243)  (12,393,830)
                                                                                  -----------   -----------
           Total stockholders' equity                                               8,616,917    11,312,036
                                                                                  -----------   -----------
                 Total liabilities and stockholders' equity                       $16,137,963   $17,469,300
                                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                    Year Ended December 31,
                                                          ------------------------------------------
                                                              2005           2006            2007
                                                          -----------    -----------    ------------
Royalties and fees                                        $ 7,269,868    $ 8,084,175    $ 10,411,326
Administrative fees and other                                  72,177         63,072          67,467
Restaurant revenue                                          1,088,783      1,339,555       1,088,022
                                                          -----------    -----------    ------------
           Total revenue                                    8,430,828      9,486,802      11,566,815

Operating expenses:
   Salaries and wages                                       1,139,502      1,278,319       1,642,529
   Trade show expense                                         474,555        447,303         554,574
   Travel expense                                             333,617        380,763         527,455
   Sales commissions                                                -         72,343         621,928
   Other operating expenses                                   678,231        742,104       1,024,399
   Restaurant expenses                                      1,059,396      1,283,702       1,011,146
Depreciation and amortization                                  69,964         84,353          96,682
General and administrative                                  1,491,243      1,550,030       1,680,284
                                                          -----------    -----------    ------------
         Operating income                                   3,184,320      3,647,887       4,407,818

Interest and other expense                                    817,357        776,028         650,802
Other income                                                2,800,830               -              -
                                                          -----------    -----------    ------------
      Income before income taxes from
             continuing operations                          5,167,793      2,871,859       3,757,016

Income tax expense                                          1,757,051        976,432       1,268,489
                                                          -----------    -----------    ------------
      Net income from continuing operations                 3,410,742      1,895,427       2,488,527

Loss from discontinued operations net of tax benefit
  of $387,603 for 2005                                      (560,153)               -              -
                                                          -----------    -----------    ------------
      Net income                                            2,850,589      1,895,427       2,488,527
Cumulative preferred dividends                                 16,096        163,200         127,116
                                                          -----------    -----------    ------------
      Net income available to common stockholders         $2,834,493     $1,732,227       $2,361,411
                                                          ===========    ===========    ============

Earnings per share - basic:
  Net income                                              $       .17    $       .12    $        .14
  Net income available to common stockholders                     .17            .11             .13
Weighted average number of common shares
  outstanding                                              16,848,932     16,405,995      17,675,834

Diluted earnings per share:
  Net income                                              $       .16    $       .10    $        .13
Weighted average number of common shares
  outstanding                                              18,313,035     19,702,988      18,973,291

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                         Preferred           Common Stock        Accumulated
                                           Stock         Shares        Amount      Deficit       Total
                                        -----------   -----------   -----------  -----------  ----------
Balance at December 31, 2004             4,929,274     17,136,884    18,648,512  (19,321,963)  4,255,823

2005 net income                                                                    2,850,589   2,850,589

Cumulative preferred
 dividends                                                                           (16,096)    (16,096)

Conversion of long-term
 subordinated debentures to
 preferred stock less issuance cost      1,978,800                                             1,978,800

Conversion of preferred
 stock to common stock                  (4,929,274)     1,643,092     4,929,274                        -

Purchase of
 SummitBridge shares                             -    (2,457,840)   (2,556,154)            -  (2,556,154)

Balance at December 31, 2005             1,978,800    16,322,136    21,021,632   (16,487,470)  6,512,962

2006 net income                                                                    1,895,427   1,895,427

Cumulative preferred
 dividends                                                                          (163,200)   (163,200)

Exercise of employee stock options                        46,250        67,807                    67,807

Amortization of value of employee
 stock options                                                          11,077                    11,077

Exercise of warrants from
 previous debt holders                                   234,275       292,844                   292,844
                                        ----------    ----------   -----------  ------------  ----------

Balance at December 31, 2006            $1,978,800    16,602,661   $21,393,360  $(14,755,243) $8,616,917

2007 net income                                                                    2,488,527   2,488,527

Cumulative preferred
 dividends                                                                          (127,116)   (127,116)

Exercise of employee stock options                       130,750       143,358                   143,358

Amortization of value of employee
 stock options                                                          26,631                    26,631

Conversion of preferred stock to
 common stock                           (1,178,550)      539,994     1,178,550                         -

Exercise of warrants from
 previous debt holders                                   130,975       163,719                   163,719

Cashless exercise of warrants                          1,783,119                                       -
                                        ----------    ----------   -----------  ------------  ----------

Balance at December 31, 2007            $  800,250    19,187,449   $22,905,618  $(12,393,830) $11,312,036
                                        ==========    ==========   ===========  ============  ===========

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                                Year ended December 31,
                                                                         -----------------------------------
OPERATING ACTIVITIES                                                         2005        2006        2007
                                                                         ----------- ----------- -----------
   Net income                                                            $ 2,850,589 $ 1,895,427 $ 2,488,527
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          134,403     162,543     191,432
      Interest accrued not paid                                              354,533           -           -
      Non-cash gain from purchase of SummitBridge's interest              (2,800,830)          -           -
      Deferred income taxes                                                1,449,303     976,433   1,268,489
      Loss from discontinued segment                                         560,153           -           -
      Changes in operating assets and liabilities:
        (Increase) decrease in:
            Accounts and notes receivable                                   (308,559)   (536,577) (1,074,561)
            Inventories                                                      (34,868)      6,155     (94,805)
            Assets held for resale                                          (449,564)     15,532    (312,539)
            Prepaid expenses                                                 163,985    (234,506)   (266,358)
            Other assets                                                      21,397     (93,200)   (255,521)
        Increase (decrease) in:
           Accounts payable                                                 (253,187)   (173,275)    136,519
                                                                         ----------- ----------- -----------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                   1,687,355   2,018,532   2,081,183
                                                                         ----------- ----------- -----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                        (98,402)    (33,362)   (107,941)
                                                                         ----------- ----------- -----------
        NET CASH USED BY INVESTING ACTIVITIES                                (98,402)    (33,362)   (107,941)
                                                                         ----------- ----------- -----------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations                    (1,190,795)   (676,469)   (929,484)
   Payment of cumulative preferred dividends                                 (16,096)   (163,200)   (127,116)
   Payment of principal on outstanding debt                                 (375,000) (1,500,000) (1,500,000)
   Payment received on long-term notes receivable                            235,201     173,498     187,898
   Purchase of all of SummitBridge's interest in the company
     except 2.4 million shares of common stock                            (8,300,000)          -           -
   Issuance cost of the new preferred stock                                  (61,200)          -           -
   Proceeds from issuance of long-term debt, net of debt
     issue costs                                                           8,599,852           -           -
   Proceeds from the exercise of stock options and warrants                        -     360,651     307,076
                                                                         ----------- ----------- -----------

         NET CASH USED BY FINANCING ACTIVITIES                            (1,108,038) (1,805,520) (2,061,627)

Increase (decrease) in cash                                                  480,915     179,650     (88,383)
Cash at beginning of year                                                    260,025     740,940     920,590
Cash at end of year                                                      $   740,940 $   920,590 $   832,207
                                                                         =========== =========== ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The holders of 1,215,000 in liquidation value of preferred stock exchanged their preferred stock for 539,994 shares of common stock. The holders of warrants to purchase 2,000,000 shares of stock exercised the cashless exercise provisions of the warrants and were issued 1,783,119 shares of common stock.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza" and "Tuscano's Italian Style Subs."

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its wholly owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc.(collectively, the "Company"). Inter- company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from 5 years to 12 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease.

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

Fair Value of Financial Instruments: The Company's current borrowings are at a monthly variable rate tied to LIBOR. However, the Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum. Subsequent to year-end, in conjunction with an Amendment to the Loan Agreement, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under Loan Agreement, as amended by the Amendment, at an annual interest rate of 8.2%.

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $402,691 with accumulated amortization at December 31,2005 of $22,371, December 31, 2006 of $89,487 and December 31, 2007 of $156,603.

Royalties, Administrative and Franchise Fees: Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised restaurants. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed. Area development fees, since they are fully earned and non-refundable when received, are recognized as income when received.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that it did not need a valuation allowance because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2007, the net operating loss carry-forward was approximately $26 million which expires between the years 2012 and 2016. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2005:

                                                      Income          Shares     Per-Share
                                                      ------          ------     ---------
                                                   (Numerator)    (Denominator)    Amount
        Net income                                  $2,850,589
        Less preferred stock dividends                 (16,096)

        Earnings per share - basic
        Income available to common
           stockholders                              2,834,493      16,848,932     $ .17

        Effect of dilutive securities
           Warrants                                          -         529,412
           Options                                           -          28,024
           Convertible preferred stock                  16,096         906,667
                                                    ----------      ----------
        Diluted earnings per share
        Income available to common stockholders
           and assumed conversions                  $2,850,589      18,313,035     $ .16

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2006:

                                                      Income          Shares     Per-Share
                                                      ------          ------     ---------
                                                   (Numerator)    (Denominator)    Amount
        Net income                                  $1,895,427
        Less preferred stock dividends                (163,200)

        Earnings per share - basic
        Income available to common
          stockholders                               1,732,227      16,405,995     $ .11

        Effect of dilutive securities
          Warrants                                           -       2,251,653
          Options                                            -         138,673
          Convertible preferred stock                  163,200         906,667
                                                    ----------      ----------

        Diluted earnings per share
        Income available to common stockholders
          and assumed conversions                   $1,895,427      19,702,988     $ .10

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2007

                                                      Income          Shares     Per-Share
                                                      ------          ------     ---------
                                                   (Numerator)    (Denominator)    Amount
        Net income                                  $2,488,527
        Less preferred stock dividends                (127,116)

        Earnings per share - basic
        Income available to common
          stockholders                               2,361,411      17,675,834     $ .13

        Effect of dilutive securities
          Warrants                                           -         858,333
          Options                                            -          72,458
          Convertible preferred stock                  127,116         366,666
                                                    ----------      ----------

        Diluted earnings per share
        Income available to common stockholders
          and assumed conversions                   $2,488,527      18,973,291     $ .13

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

Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000, with an unpaid balance as of December 31, 2007 of $5,625,000. Interest paid on this Note was $600,200 in 2007, $721,930 in 2006 and $426,154 in 2005. The Note called for monthly principal payments of $125,000 plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. The Note's principal amortization is as follows:$1.5 million in 2008, $1.5 million in 2009, $1.5 million 2010 and $1.125 million in 2011. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as prohibiting the payment of dividends, all as defined in the loan agreement. The Company elected to purchase a swap contract fixing the rate on 50% of the principal balance for the first two years and then $3 million of the principal amount for the following two years at an annual interest rate of 8.83% per annum. The cumulative difference between interest from the swap contract compared to interest expense on the term loan was an immaterial amount for the periods ended December 31, 2005, 2006 and 2007.

On February 4, 2008, the Company and certain of its subsidiaries, entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3,000,000 to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement from LIBOR plus 4% per annum to LIBOR plus 3.75% per annum and extends the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013.

On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.20%.

On December 31, 2006 and 2007, the Company had issued and outstanding convertible preferred stock with a liquidation value of $2,040,000 and $825,000, respectively, which provides for cumulative dividends of 8% per annum on the liquidation value. The preferred stock is convertible after December 31, 2006 into Noble Roman's common stock at a conversion price of $2.25 per share. At any time after December 31, 2008, the Company shall have the right, but not the obligation, to redeem all preferred shares for a purchase price equal to the liquidation value. During 2007, the holders of preferred stock representing $1,215,000 in liquidation value converted their preferred stock to common stock.

Note 3: Royalties and Fees

Approximately $700,000, $963,000 and $1,211,500 are included in the 2005, 2006 and 2007 royalties and fees in Consolidated Statement of Operations for initial franchise fees. In addition, approximately $707,000 and $1,547,000 are included in the 2006 and 2007 royalties and fees in Consolidated Statement of Operations for the sale of Area Development agreements. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 995 franchised outlets in operation on December 31, 2006 and 1,056 on December 31, 2007. During that twelve-month period there were 97 new franchised outlets opened and 36 franchised outlets left the system, 23 of which reached the end of their franchise agreement term and 13 of which ceased operation for other reasons.

Note 4: Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. All of these leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2007, contingent obligations under non- cancelable operating leases for 2008, 2009, 2010, 2011, 2012 and after 2012 were approximately $171,528, $134,288, $107,688, $107,688,
$107,688 and $244,943 respectively.

The Company has future obligations under current operating leases of $655,884 as follows: due in less than one year $210,004, due in one to three years $221,330, due in three to five years $77,250 and due in more than five years $147,300.

Note 5: Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $10,272,119 at December 31, 2006 and $11,077,883 at December 31, 2007, most of which expires between the years 2012 and 2016. In 2005, 2006 and 2007, the Company used deferred benefits to offset its tax expense of $1,757,051, $976,432 and $1,268,489, respectively, and tax benefits from loss on discontinued operations of $387,603 in 2005. The Company reduced its valuation allowance in 2007 by $2,074,253 and reflected that reduction in the discontinued operations. At December 31, 2007, the Company had a Federal tax credit of $8.9 million, a state tax credit of $2.2 million for net tax credit carrying value of $11.1 million. As a result of the tax credits, the Company did not pay any income taxes for the years 2005, 2006 and 2007. There are no material differences between reported income tax expense and the income tax expense that would result from applying the Federal statutory tax rates.

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

During 2007, certain warrant holders exercised their warrants to purchase 130,975 shares of common stock and various employees exercised stock options for 130,750 shares of common stock. In addition, certain warrant holders with warrants for the purchase of 2,000,000 shares exercised, pursuant to the cashless exercise provision of the warrants, those warrants and received 1,783,119 shares of common stock.

At December 31, 2007 the Company had outstanding warrants to purchase common stock as follows:

    # Common Shares Represented     Exercise Price     Warrant Expiration Date
                10,000                  $ 1.25                 1/15/2008
               100,000                  $ .75                   6/2/2009
             1,000,000                  $ .93                   1/7/2010
                50,000                  $ .95                  9/26/2010
               600,000                  $ .93                  1/24/2011

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. Options granted and remaining outstanding at December 31, 2007 are: 750 common shares at $1.46 per share, 20,000 common shares at $1.45 per share, 40,000 common shares at $.55 per share, 61,000 common shares at $.83 per share, 20,000 common shares at $1.10 per share and 58,500 common shares at $2.30 per share. As of December 31, 2007 options for 121,750 shares are exercisable.

The Company had issued and outstanding, on December 31, 2006, Series B Preferred Stock with a liquidation value of $2,040,000 which was convertible, after December 31, 2006, at the option of the holder to common stock at a conversion price of $2.25 per share. During 2007, the holders representing $1,215,000 in liquidation value of the Series B Preferred Stock converted to 539,994 shares of common stock. On December 31, 2007, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000. The Company, at its option, may redeem the Series B Preferred Stock after December 31, 2008 at the liquidation value.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options were granted in 2007. The following assumptions were used for grants in 2006:

Expected volatility              50%
Expected dividend yield          None
Expected term (in years)         5
Risk-free interest rate          4.66%

The following table sets forth the number of options outstanding as of December 31, 2005, 2006 and 2007 and the number of options granted, exercised or forfeited during the year ended December 31, 2006 and the year ended December 31, 2007:

     Balance of employee stock options outstanding as of 12/31/2005     303,750
              Stock options granted during the year ended 12/31/2006     99,000
              Stock options exercised during the year ended 12/31/2006 (46,250) Stock options forfeited during the year ended 12/31/2006 (5,000)
     Balance of employee stock options outstanding as of 12/31/2006     351,500
              Stock options granted during the year ended 12/31/07            0
              Stock options exercised during the year ended 12/31/07   (130,750)
              Stock options forfeited during the year ended 12/31/07    (20,500)
     Balance of employee stock options outstanding as of 12/31/07       200,250


Note 7: Statement of Financial Accounting Standards

The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

Note 8: Loss from Discontinued Operations

Pursuant to the Company's strategic decision in 1999 to refocus its business on its non-traditional and co- branding franchising opportunities, the Company closed or franchised all of its formerly owned full-service restaurants. A loss on these discontinued operations was recognized as follows: an expense of $560,153 after a tax benefit of $387,603 in 2005, none in 2006 and none in 2007. Losses from discontinued operations of $1.5 million in 2006 and $2.0 million in 2007 were offset by decreasing the valuation allowance for its deferred tax credit. The loss from discontinued operations was primarily the result of settling disputes on lease agreements related to restaurants closed in 1999 and 2000 and for legal fees related to the discontinued operations.

Note 9: Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is not involved in any litigation currently, which would have any material effect upon the Company.

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

Douglas Coape-Arnold was paid $72,000 in consulting fees and $2,800 of interest on Participating Income Notes in 2005, $79,200 in consulting fees in 2006 and $79,200 in consulting fees in 2007.

Geovest Capital Partners, LP, whose managing partner is Douglas Coape-Arnold, was paid $77,379 in interest in participating income notes in 2005.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge National Investments, LLC and related entities. As a result of the Settlement Agreement, the Company acquired all of SummitBridge's debt and equity interests in the Company, except for 2,400,000 shares of common stock, all of which SummitBridge subsequently sold to various other investors, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of the Company's common stock, $4,929,274 stated amount of the Company's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of the Company's common stock with an exercise price of $.01 per share.

Note 11: Unaudited Quarterly Financial Information

                                            Quarter Ended
                             ---------------------------------------------
           2007              December 31  September 30  June 30   March 31
           ----              -----------  ------------  -------   --------
                                  (in thousands, except per share data)
 Total revenue                 $ 2,673      $ 2,959     $ 3,080    $ 2,855
 Operating income                  738        1,198       1,233      1,239
 Income before income taxes        591        1,035       1,066      1,065
 Net income                        389          693         704        703
 Net income per common share
     Basic                         .02          .04         .04        .04
     Diluted                       .02          .03         .04        .04

                                            Quarter Ended
                             ---------------------------------------------
           2006              December 31  September 30  June 30   March 31
           ----              -----------  ------------  -------   --------
                                  (in thousands, except per share data)
 Total revenue                 $ 2,503      $ 2,372     $ 2,316    $ 2,296
 Operating income                1,047          933         858        810
 Income before income taxes        861          738         660        613
 Net income                        567          487         436        405
 Net income per common share
      Basic                        .04          .03         .03        .02
      Diluted                      .03          .03         .03        .02


Note 12: SummitBridge Settlement Transactions

The accounting for the various transactions associated with the Settlement Agreement with SummitBridge National Investments, LLC in August 2005 is as follows:

In October 2003, SummitBridge acquired the following from Provident Bank: (1) a warrant to purchase 385,000 shares of the Company's common stock with an exercise price of $.01 per share; (2) a promissory note made by the Company in the original amount of $8,000,000; (3) the Company's preferred stock with a stated value of $4,929,274, which was convertible at any time into the Company's common stock at $3.00 per share; and (4) 3,214,748 shares of the Company's common stock. This transaction violated the Indiana Control Share Acquisition Act and the Indiana Business Combination Law. In 2004, the Company filed a lawsuit against SummitBridge asserting various claims under these statutes.

On August 25, 2005, the Company consummated a Settlement Agreement with SummitBridge and related entities. As of a result of the Settlement Agreement, Noble Roman's acquired all of SummitBridge's debt and equity interests in Noble Roman's, except for 2,400,000 shares of common stock, for a purchase price of $8,300,000. These interests consisted of a senior secured promissory note in the principal amount of $7,700,000, interest accrued on the note of $927,756, 3,214,748 shares of Noble Roman's common stock, $4,929,274 stated amount of Noble Roman's no-yield preferred stock which was convertible into 1,643,092 shares of common stock, and a warrant to purchase 385,000 shares of Noble Roman's common stock with an exercise price of $.01 per share. Simultaneous with the closing on the Settlement Agreement, Noble Roman's obtained a new six-year term loan in the principal amount of $9,000,000 from Wells Fargo Bank.

After the Company filed suit, it ceased paying interest on the note. However, the Company continued to accrue interest on the note from that time through the date of the Settlement Agreement. At the date of settlement, the Company had accrued unpaid interest in the amount of $927,756, and the unpaid principal balance of the note payable to Provident Bank which it had transferred to SummitBridge was $7,700,000.

The $3.00 per share conversion price at which the preferred shares could be converted into common shares was determined in an arms' length negation and was not a beneficial conversion feature. These negotiations occurred in January and February 2000 during a major restructuring of the Company's debt obligations, which restructuring was a major step to avoid liquidation. Consequently, at that time the stock had very little or no market value.

On the Nasdaq OTC electronic bulletin board, the Company's common stock traded 12,670 shares on August 25, 2005 with the closing bid price of $1.04 and the ask price of $1.05. The last trade on that date was at $1.04. Since the preferred stock was convertible into common stock at any time and there was a viable public reported market for the underlying common stock (while none existed for the privately placed preferred stock), the preferred stock was valued for financial reporting purposes as if it were converted into 1,643,092 shares of common. Those shares, plus the common stock owned by SummitBridge at the time of settlement totalled 4,857,840 shares. By the terms of the Settlement Agreement, the Company acquired all but 2,400,000 of the SummitBridge shares. Accordingly, in the settlement the Company acquired 2,457,840 shares of common stock valued at $1.04 per share, or $2,556,154.

The warrant to purchase 385,000 shares of common stock at an exercise price of $.01 per share originally was issued to Provident Bank in August 1998. That warrant was assigned no value at the time of issuance as the Company's senior debt obligations far exceeded its financing resources and foreseeable cash flows. The terms of the warrant allowed it to be exercised anytime from and after the original issue date until December 31, 2001. Accordingly, this warrant had expired before Provident Bank transferred it to SummitBridge in October 2003. Since the warrant had expired and no longer was exercisable, the Company assigned no value to that instrument in the August 25, 2005 settlement with SummitBridge.

The Company determined that the various transactions associated with the Settlement Agreement were not capital transactions with a principal shareholder because at the time the Settlement Agreement was executed, SummitBridge lacked voting rights with respect to the shares it held and was prohibited from entering into transactions with the Company prescribed by the Indiana Business Combination Law.

The Company paid $8,300,000 in cash to SummitBridge as part of the settlement. The Company also incurred $83,079.37 in various costs associated with the settlement transaction.

Therefore, the entry to record the transaction was as follows:

Debit notes payable                                           $7,700,000.00
Debit accrued interest                                           927,755.51
Debit capital stock (the value of the shares acquired)         2,556,153.60
Credit cash for expenses paid                                    (83,079.37)
Credit cash for amount paid to SummitBridge                   (8,300,000.00)
                                                              -------------
Gain on the transaction                                       $2,800,829.74

In September 2003 we privately placed $2,040,000 principal amount of subordinated notes to 28 different individuals. Representatives of these individuals negotiated the terms of the subordinated notes with the Company in an arms' length process. In connection with the loan to fund the payment under the Settlement Agreement, Wells Fargo Bank required as a condition of its financing, that the subordinated notes be converted into some form of equity. The Company, in an arms' length transaction, negotiated the terms of the convertible preferred stock to replace the subordinated notes. After that negotiation, an offer of exchange of the preferred stock for the subordinated notes was sent to each individual investor, along with a term sheet showing the comparison of the terms of the preferred stock and the subordinated notes. All of the holders of the subordinated notes agreed to the exchange. This transaction was a dollar-for-dollar exchange of the principal amount of the notes for a like amount of the stated value (i.e., liquidation preference) of the preferred stock and, therefore, no gain or loss was recognized in connection with the exchange.

The $2.25 per share price at which the convertible preferred was convertible into common stock was determined as a part of the arms' length negotiations between the Company and representatives of the investors. On the date of the exchange, the closing price of the common stock was $1.04 per share, as reported by the Nasdaq OTC electronic bulletin board. The exchange did not result in a beneficial conversion feature. The convertible feature provided that each individual investor could convert his or her preferred stock into common stock at the $2.25 per share conversion rate at any time, at their option, after December 31, 2006. Holders of the preferred stock had no right to cause the Company to redeem such shares, however, the Company had the right, at its option, to redeem any outstanding preferred stock, at any time after December 31, 2008 for its liquidation value.

Prior to August 25, 2005 (the date of issue), the Company's stock had been trading in a very close range. For two years prior to this transaction, the Company's stock traded the majority of the time around $1.00 per share, but at times traded as low as approximately $.60 per share and as high as approximately $1.40 per share. Using the Black-Scholes method to calculate the value of a $2.25 conversion right with a 50% volatility, a risk-free rate of 3.7% (U.S. Treasury rate at the time) and a three-year term (a term which extends slightly past the Company's redemption time), the value would be $.84 which is well below the market value at the time of $1.04. Accordingly, the $2.25 conversion right was not a beneficial conversion feature.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Noble Roman's, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Noble Roman's, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financialstatements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financialreporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Roman's, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
March 11, 2008

To the Board of Directors and
Stockholders of Noble Roman's, Inc.



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Noble Roman's, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble Roman's, Inc. and subsidiaries at December 31, 2005, and the results of their operations, and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




/s/ Larry E. Nunn & Associates, LLC

Columbus, Indiana
March 11, 2008
As updated from original issue date of March 22, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controlover financial reporting as of December 31, 2007.

Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles ("GAAP") and includes those policies and procedures that:

         (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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



ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

              Name          Age  Positions with the Company
              ----          ---  --------------------------

    Paul W. Mobley           67  Chairman of the Board, Chief Executive Officer,
                                 Chief Financial Officer
    A. Scott Mobley          44  President, Secretary and Director
    Douglas H. Coape-Arnold  62  Director
    Troy Branson             44  Executive Vice President of Franchising
    Mitchell Grunat          55  Vice President of Franchise Services
    Michael B. Novak         50  Vice President of Product Development,
                                 Purchasing and Distribution
    James D. Bales           38  Vice President of Construction
    Dennis Grocholski        60  Vice President of Franchise Operations

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

A. Scott Mobley has been President since October 1997 and a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA fromIndiana University. He is the son of Paul W. Mobley.

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

Mitchell Grunat, has been Vice President of Franchise Services for the Company since August 2002. Prior to joining the Company, Mr. Grunat was Chief Operating Officer of Lanter Eye Care from 2001 to 2002. Mr. Grunat has B.A. degree in English and Philosophy from Muskingum College.

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

Dennis Grocholski has been Vice President of Operations since March 2007. Prior to joining the Company, Mr. Grocholski had over 20 years experience in the pizza industry. In 2005 and 2006 Mr. Grocholski was Franchise Business Director for Papa Johns International. Prior to his employment with Papa Johns International, Mr. Grocholski was employed by Figaro's Italian Pizza, Inc. as Director of Operations since 1998. Mr. Grocholski attended Macomb Community College and W.S.U. College of Law.

James D. Bales has been Vice President of Construction since June 2007. Prior to becoming Vice President of Construction, Mr. Bales held various positions with the Company beginning in March 2004. Prior to joining the Company, Mr. Bales had 15 years management experience in operations and marketing where he held various positions with TCBY starting in 1989 as a General Manager of 17 TCBY stores owned by a franchisee of TCBY. Mr. Bales joined the parent company of TCBY in 1996 and held various positions before leaving that Company at the end of 2003. The last position was with Mrs. Fields Famous Brands, the parent company of TCBY, as Vice President of Operations, Eastern U.S. Region, Western U.S. Region and National Accounts. Mr. Bales attended Northern Kentucky University for Graphic Design and Inver Hills Community College for Business Management.

Section l6(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, the Company believes that during 2007 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

Corporate Governance
--------------------

Because no separate Audit Committee has been established, the Board of Directors, as a whole, acts as the Audit Committee. Mr. Coape-Arnold is qualified as an "Audit Committee Financial Expert."

The Company has adopted a code of ethics for its senior executive and financial officers. The code of ethics can be obtained without charge by contacting the Company's executive office at the address set forth on the cover page of this report.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal year ended December 31, 2007.

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

Employee Stock Options - The Company maintains an employee stock option plan for our employees and officers that is designed to motivate the executive officers to increase shareholder value and to allow executive officers to benefit from increased shareholder value. Any employees or officers of the company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have a three-year vesting period and will expire ten years after the date of grant. The vesting period for exercising is intended to provide additional incentive for longevity with the Company. Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

How the Company Determines the Amount of Each Element of Compensation:

The base salary of the Chairman/CEO and President of the Company is determined by long-term contracts which provide for a 6% annual increase. The base salary of other executive officers is determined by the Chairman/CEO and President based on recent performance of each of the other executive officers. For fiscal 2007, our Chairman/CEO received a pay increase of $21,000, to $425,000 from his base salary of $404,000 for fiscal 2006. The Chairman/CEO elected not to take the full amount of base salary increase that was provided for in his employment contract. Our President received a pay increase in 2007 of $19,512, to $288,842 from his base salary of $269,330 for fiscal 2006. Neither Messrs. Branson or Grunat received any base salary increase for fiscal 2007. Mr. Branson's base salary was $100,000 in both 2006 and 2007. Mr. Grunat's base salary was $156,000 in both 2006 and 2007.

Employee stock options are granted to executive officers based on recent performance of those executive officers as recommended by the Chairman/CEO and President, and approved by the Board of Directors. The amount of gain realized fromprior compensation awards is not considered in setting current compensation awards. In fiscal 2007, no employee stock options were granted.

The Company currently has a non-equity incentive arrangement with our President under which he may earn additional compensation if the Company's net income increases for a given fiscal year as compared to the immediately prior fiscal year. For the purposes of this calculation we exclude any one-time gains or gains or losses from discontinued operations. For fiscal 2007 our net income increased from $1,895,427 to $2,488,527 under this calculation and our President was paid $95,875 of additional compensation during fiscal 2007.

The Company also currently has a non-equity incentive arrangement with our Executive Vice President of Franchising under which he may earn additional compensation. His compensation is based on 2.5% of all royalty and fee revenue associated with franchising less the direct expenses of those activities excluding any administrative cost. The net revenue for this activity under this calculation in 2007 was $5,318,600, therefore, our Executive Vice President of Franchising earned $132,965 of additional compensation for fiscal 2007.

How Does Each Element of the Company's Decisions Regarding Compensation Fit Into the Company's Overall Compensation Objectives:

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

                      Summary Compensation Table for 2007
                      -----------------------------------

        The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer and Chief Financial Officer and the three other highest paid executive officers of the Company, the only executive officers whose total compensation exceeded $100,000 for 2007.

                                                                    Non-Equity
                                                                    Incentive     Option        Total
        Name and Principal Position         Year        Salary     Compensation   Awards(1)  Compensation
Paul Mobley                                 2007      $ 425,000      $       -    $      -     $ 425,000
  Chairman of the Board                     2006      $ 404,000      $       -    $      -     $ 404,000

A. Scott Mobley                             2007      $ 288,842       $ 95,875    $ 11,610     $ 396,327
  President and Secretary                   2006      $ 269,330       $ 33,323    $ 11,610     $ 314,263

Troy Branson                                2007      $ 100,000      $ 132,965    $ 4,644      $ 237,609
  Executive Vice President of Franchising   2006      $ 100,000      $ 107,606    $ 4,644      $ 212,250

Mitchell Grunat                             2007      $ 156,000      $       -    $ 4,644      $ 160,644
  Vice President of Franchise Services      2006      $ 156,000      $       -    $ 4,644      $ 160,644
---------------

(1) These amounts represent the dollar amounts recognized for financial statement reporting purposes in 2007 with respect to the option awards included in the Company's consolidated financial statements for 2006 per SFAS 123(R).

The Summary Compensation Table includes the grant date fair value for fiscal 2007 for stock options granted to the named executive officers under the Company's employee stock option plan. The Company determines the grant date fair value of stock options based on the principles described in Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)").

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

The Company expects all stock options outstanding at December 31, 2007, to vest.

                      Grants of Plan-Based Awards for 2007
                      ------------------------------------

                                Estimated Future Payouts under Non-     All Other Option    Exercise or    Grant Date
                                    Equity Incentive Plan Awards        Awards: Number      Base Price of   Fair Value
                                                                         of Securities     Option Awards    of Option
    Name          Grant Date  Threshold        Target      Maximum        Under-lying         ($/Sh)       Awards ($)
                                                                          Options (#)

    None

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $439,000 per year for 2008, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and automatically renews each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $306,800 per year for 2008, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and automatically renews each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

                  Outstanding Equity Awards at Fiscal Year-End
                  --------------------------------------------

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2007.

----------------------------------------------------------------------------------------------------------------
                                                             Option Awards
----------------------------------------------------------------------------------------------------------------
                         Number of Securities      Number of Securities
                             Under- lying         Underlying Unexercised     Option Exercise   Option Expiration
         Name           Unexercised Options (#)  Options (#) Unexercisable      Price ($)            Date
                              Exercisable
----------------------------------------------------------------------------------------------------------------
    Paul W. Mobley              20,000                                           $ .55              8/7/12
----------------------------------------------------------------------------------------------------------------
   A. Scott Mobley              20,000                                           $ 1.45             12/1/10
----------------------------------------------------------------------------------------------------------------
                                20,000                                           $ .55              8/7/12
----------------------------------------------------------------------------------------------------------------
                                20,000                                           $ .83              12/22/14
----------------------------------------------------------------------------------------------------------------
                                                          25,000                 $ 2.30             8/28/16
----------------------------------------------------------------------------------------------------------------
     Troy Branson               15,000                                           $ .83              12/22/14
----------------------------------------------------------------------------------------------------------------
                                                          10,000                 $ 2.30             8/28/16
----------------------------------------------------------------------------------------------------------------
    Mitchell Grunat             10,000                                           $ .83              12/22/14
----------------------------------------------------------------------------------------------------------------
                                                          10,000                 $ 2.30             8/28/16
----------------------------------------------------------------------------------------------------------------

All options listed above vested or will vest three years after the date of the grant, and expire ten years after the grant date.

                       Option Exercises and Stock Vested
                       ---------------------------------

        -------------------------------------------------------------------
                                                Option Awards
        -------------------------------------------------------------------
                                Number of Shares         Value Realized on
              Name           Acquired on Exercise (#)       Exercise ($)
        -------------------------------------------------------------------
         Paul W. Mobley                10,000                 $37,200
        -------------------------------------------------------------------
        A. Scott Mobley                10,000                  37,200
        -------------------------------------------------------------------
          Troy Branson                 55,000                 225,950
        -------------------------------------------------------------------
         Mitchell Grunat               10,000                  44,200
        -------------------------------------------------------------------

                             Director Compensation
                             ---------------------

                                 Fees Earned or
                                  Paid in Cash   Option         All Other
                   Name                ($)      Awards ($)   Compensation ($)  Total ($)
        --------------------------------------------------------------------------------
        --------------------------------------------------------------------------------
         Douglas H. Coape-Arnold        -           -           $79,200         $79,200
        --------------------------------------------------------------------------------

The Company has engaged Mr. Coape-Arnold as a consultant and does not separately compensate him for his service as a director. Mr. Coape-Arnold was paid $72,000 in consulting fees in 2005, $79,200 in consulting fees in 2006 and $79,200 in consulting fees in 2007.

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

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

                 The Board of Directors of Noble Roman's, Inc.

                                 Paul W. Mobley
                                A. Scott Mobley
                            Douglas H. Coape-Arnold


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    As of March 3, 2008 there were 19,197,499 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's voting common stock beneficially owned on March 3, 2008 by (i) each director and named executive officer individually, (ii) each beneficial owner of more than five percent of the Company's outstanding common stock and (iii) all executive officers and directors as a group:

      Name and Address                             Amount and Nature            Percent of Outstanding
     of Beneficial Owner                        of Beneficial Ownership (1)     Voting Common Stock (2)
     -------------------                        ---------------------------     -----------------------
     Paul W. Mobley
          One Virginia Avenue, Suite 800
          Indianapolis, IN 46204                          3,156,035 (3)                   15.7%

     A. Scott Mobley
          One Virginia Avenue, Suite 800
          Indianapolis, IN 46204                          1,116,103 (4)                    5.6

      Geovest Capital Partners, L.P.
          750 Lexington Avenue, 25th Floor
          New York, N.Y. 10022                              685,000 (5)                    3.6




     James W. Lewis
          335 Madison Ave., Suite 1702
          New York, N.Y. 10017                            1,709,580 (6)                    8.9

     Douglas H. Coape-Arnold
          750 Lexington Avenue, 25th Floor
          New York, N.Y. 10022                              250,000 (7)                    1.3

     Troy Branson
          One Virginia Avenue, #800
          Indianapolis, IN 46204                             80,100 (8)                      -

     Mitchell Grunat
          One Virginia Avenue, #800
          Indianapolis, IN 46204                             10,000 (9)                      -

     Zyville E. Lewis
          456 N. Maple Street
          Greenwich, CT 06830                             1,145,396                        6.0

     Special Situations Fund III QP, L.P.
          527 Madison Avenue, Suite 2600
          New York, NY 10023                              1,341,850 (10)                   7.0

     Robert P. Stiller
          33 Coffee Lane                                  2,215,000 (11)                  11.5
          Waterbury, VT 05676

     All Executive Officers and
          Directors as a Group (5 Persons)                4,602,238                       22.0
---------------

    (1) All shares owned directly with sole investment and voting power, unless otherwise noted.

    (2) The percentage calculations are based upon 19,197,499 shares of the Company's common stock, eligible to vote, issued and outstanding as of March 3, 2008 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of March 1, 2008.

    (3) The total includes a warrant to purchase 600,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 which expires January 24, 2011 and 20,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share.

    (4) The total includes 60,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $1.45 per share for 20,000 shares, $.55 per share for 20,000 shares and $.83 per share for 20,000 shares. Also includes a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires January 7, 2010, and a warrant to purchase 200,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

    (5) Based on a Form 4 filed June 20, 2007, by Geovest Capital Partners, LP. Douglas H. Coape- Arnold is Managing Partner of Geovest Capital Partners, LP, however, Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

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

    (8) This total includes 15,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.83 per share.

    (9) This total includes 10,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.83 per share for 10,000 shares.

    (10) Based on a Schedule 13G filed February 13, 2008, by Austin W. Marxe and David M. Greenhouse as Investment Managers of Special Situations Fund III QP, L.P.

    (11)    Based on a Schedule 13G filed February 12, 2008, by Robert P.
            Stiller.

Equity Compensation Plan Benefit Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                      Number of securities
                                                                                     remaining available for
                                     Number of Securities to    Weighted-average      future issuance under
                                     be issued upon exercise    exercise price of      equity compensation
                                     of outstanding options,   outstanding options,     plans (excluding
                                      warrants and rights      warrants and rights    securities reflected in
           Plan Category                       (a)                     (b)                column (a)) (c)
           -------------             ------------------------  --------------------  -------------------------
 Equity compensation plans approved
 by stockholders                                -                    $     -                     -


 Equity compensation plans not
 approved by stockholders                    200,250                 $ 1.295                    (1)


 Total                                       200,250                 $ 1.295                     -

(1) The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for our employees and officers. Any employees or officers of the Company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have a three-year vesting period and will expire ten years after the date of grant. Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

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

The Company's Board of Directors is currently comprised of Paul W. Mobley, our Chairman and Chief Executive Officer, A. Scott Mobley, our President, and Douglas H. Coape-Arnold. For the purpose of determining director independence for this Annual Report on Form 10-K, the Company has adopted the New York Stock Exchange definition of independence. The Board of Directors has determined that Mr. Coape- Arnold is an independent director under that definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset CPAs during the year 2007, and audit fees for services rendered by Larry E. Nunn & Associates for 2006.

                                 Fiscal Year Ended         Fiscal Year Ended
                                 December 31, 2007         December 31, 2006
                                 -----------------         -----------------

    Audit Fees and Review Fees(1)     $71,000                  $35,500


(1) Audit Fees consist of fees rendered for (i) professional services rendered by Larry E. Nunn & Associates, LLC for the audit of our financial statements included in our Form 10-K for the year ended December 31, 2005, review of the unaudited financial statements included in our quarterly reports during 2006, and other services that were normally provided by Larry E. Nunn & Associates, LLC during 2006; and (ii) professional services rendered by Somerset CPAs for the audit of our financial statements included in our Forms 10-K for the years ended December 31, 2007 and 2006 and the review of the unaudited financial statements included in our quarterly reports during 2007.

The engagement of Somerset CPAs, P.C., Certified Public Accountants, for conducting the audit of the Company's financial statements for the years ended December 31, 2007 and 2006 and for the review of its financial statements included in its Form 10-Q's during the year 2007, was pre-approved by the Company's Board of Directors. Somerset CPAs, P.C. has not been engaged by the Company to perform any services other than audits of the Company's financial statements and reviews of its Form 10-Qs. The Board of Directors does not have a pre-approval policy with respect to work performed by the Company's independent auditor.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of Noble
        Roman's, Inc. and subsidiaries are included in Item 8:             Page
                                                                           ----

        Consolidated Balance Sheets - December 31, 2006 and 2007             21

        Consolidated Statements of Operations - years ended
        December 31, 2005, 2006 and 2007                                     22

        Consolidated Statements of Changes in Stockholders'
        Equity - years ended December 31, 2005, 2006 and 2007                23

        Consolidated Statements of Cash Flows - years ended
        December 31, 2005, 2006 and 2007                                     24

        Notes to Consolidated Financial Statements                           25

        Report of Independent Registered Accounting Firm. -
        Somerset CPAs, P.C.                                                  36

        Report of Independent Registered Accounting Firm -
        Larry E. Nunn & Associates, LLC                                      37

        Exhibits


         Exhibit
         Number                         Description
         -------                        -----------

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

            3.3 Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18, 1992 filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (SEC File No. 33- 66850), ordered effective on October 26, 1993, is incorporated herein by reference.

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

            10.7 First Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated February 4, 2008, filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed February 8, 2008, is incorporated herein by reference.

            10.8 Registration Rights Agreement dated August 1, 2005 between the Company and SummitBridge National Investments filed as an Exhibit to the Registrant's Form S-1 filed on April 19, 2006, is incorporated herein by reference.

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



                                NOBLE ROMAN'S, INC.



Date:    March 11, 2008         By: /s/ Paul W. Mobley
                                    -------------------------------------------
                                    Paul W. Mobley, Chief Executive Officer and
                                    Chief Financial Officer



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                         /s/ Paul W. Mobley
Date: March 11, 2008                     --------------------------------------
                                         Paul W. Mobley
                                         Chairman of the Board and Director



                                         /s/ A. Scott Mobley
Date: March 11, 2008                     --------------------------------------
                                         A. Scott Mobley
                                         President and Director



                                         /s/ Douglas H. Coape-Arnold
Date: March 11, 2008                     --------------------------------------
                                         Douglas H. Coape-Arnold
                                         Director