Form 10-Q
period 2008-03-31
NOBLE ROMANS INC
filed 2008-05-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" , "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  [ ]                      Accelerated Filer         [ ]
Non-Accelerated Filer                             Smaller Reporting Company [X]
(do not check if smaller [ ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]     No [X ]

As of May 9, 2008, there were 19,197,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


       Condensed consolidated balance sheets as of December 31, 2007
         and March 31, 2008 (unaudited)                                   Page 3

       Condensed consolidated statements of operations for the
         three months ended March 31, 2008 and 2007 (unaudited)           Page 4

       Condensed consolidated statements of changes in stockholders'
         equity for the year ended December 31, 2007 and three months
         ended March 31, 2008 (unaudited)                                 Page 5

       Condensed consolidated statements of cash flows for the
         three months ended March 31, 2007 and 2008 (unaudited)           Page 6

       Notes to condensed consolidated financial statements (unaudited)   Page 7

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                       Assets                             December 31,   March 31,
                                                                              2007         2008
                                                                          ------------ ------------
Current assets:
  Cash                                                                    $    832,207 $  2,990,315
  Accounts and notes receivable (net of allowances of $106,712 as of
     December 31, 2007 and March 31, 2008)                                   1,770,994    2,058,725
  Inventories                                                                  310,362      329,733
  Assets held for resale                                                       643,915    1,182,509
  Prepaid expenses                                                             175,022      230,115
  Current portion of long-term notes receivable                                133,736       84,373
  Deferred tax asset - current portion                                       1,971,875    1,588,000
                                                                          ------------ ------------
        Total current assets                                                 5,838,111    8,463,770
                                                                          ------------ ------------

Property and equipment:
  Equipment                                                                  1,289,795    1,291,901
  Leasehold improvements                                                       107,729      107,729
                                                                          ------------ ------------
                                                                             1,397,524    1,399,630
  Less accumulated depreciation and amortization                               755,987      782,733
                                                                          ------------ ------------
       Net property and equipment                                              641,537      616,897
Deferred tax asset (net of current portion)                                  9,106,008    9,324,298
Other assets including long-term portion of notes receivable less
     allowances of $550,000 as of December 31, 2007 and March 31, 2008       1,883,644    1,936,308
                                                                          ------------ ------------
              Total assets                                                $ 17,469,300 $ 20,311,273

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                   $    532,264      455,283
  Current portion of long-term note payable                                  1,500,000    1,500,000
                                                                          ------------ ------------
          Total current liabilities                                          2,032,264    1,955,283
                                                                          ------------ ------------

Long-term obligations:
  Note payable to bank (net of current portion)                              4,125,000    6,750,000
                                                                          ------------ ------------
          Total long-term liabilities                                        4,125,000    6,750,000
                                                                          ------------ ------------

Stockholders' equity:
  Common stock - no par value (25,000,000 shares authorized, 19,187,499 issued and outstanding as of December 31, 2007 and 19,197,499 issued
     and outstanding as of March 31, 2008)                                  22,905,617   22,924,775
  Preferred stock (5,000,000 shares authorized and 20,625 issued and
     outstanding as of December 31, 2007 and March 31, 2008)                  800,250       800,250
  Accumulated deficit                                                      (12,393,830) (12,089,035)
                                                                          ------------ ------------
          Total stockholders' equity                                        11,312,036   11,635,990
                                                                          ------------ ------------
               Total liabilities and stockholders' equity                 $ 17,469,300 $ 20,341,273
                                                                          ============ ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2007          2008
                                                                        -----------    -----------
  Royalties and fees                                                    $ 2,585,407    $ 1,948,153
  Administrative fees and other                                              18,347         13,441
  Restaurant revenue                                                        251,585        388,841
                                                                        -----------    -----------
            Total revenue                                                 2,855,339      2,350,435

  Operating expenses:
      Salaries and wages                                                    377,544        381,092
     Trade show expense                                                     137,786        123,473
      Travel expense                                                         79,239        113,581
     Sales commissions                                                      114,988         31,688
      Other operating expenses                                              226,020        237,474
     Restaurant expenses                                                    234,407        374,427
  Depreciation and amortization                                              21,347         25,318
  General and administrative                                                425,032        422,302
                                                                        -----------    -----------
           Operating income                                               1,238,976        641,080

  Interest and other expense                                                173,819        154,063
                                                                        -----------    -----------
           Income before income taxes                                     1,065,157        487,016

  Income tax expense                                                        362,154        165,586
                                                                        -----------    -----------
           Net income                                                       703,003        321,431

           Cumulative preferred dividends                                    41,135         16,636
                                                                        -----------    -----------

           Net income available to common
               stockholders                                             $   661,868    $   304,795
                                                                        ===========    ===========


  Earnings per share- basic:
      Net income                                                       $        .04    $       .02
      Net income available to common stockholders                               .04            .02
  Weighted average number of common shares
      outstanding                                                        16,668,018     19,196,395


  Diluted earnings per share:
      Net income                                                       $        .04    $       .02
  Weighted average number of common shares
     outstanding                                                         20,046,737     20,297,994

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                  (Unaudited)

                                     Preferred           Common Stock          Accumulated
                                       Stock          Shares       Amount        Deficit        Total
                                     ---------     ----------   -----------   ------------    -----------
Balance at December 31, 2007         $ 800,250     19,187,449   $22,905,617   $(12,393,830)   $11,312,036

Net income for three months ended                                                  321,431        321,431
March 31, 2008

Cumulative preferred
  dividends                                                                        (16,636)       (16,636)

Amortization of value of employee
  stock options                                                       6,658                         6,658

Exercise of warrants                         -         10,000        12,500              -         12,500
                                     ---------     ----------   -----------   ------------    -----------
Balance at March 31, 2008            $ 800,250     19,197,449   $22,924,775   $(12,089,035)   $11,635,989
                                     =========     ==========   ===========   ============    ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Three Months Ended March 31,
                                                                            2007          2008
                                                                        -----------     -----------
OPERATING ACTIVITIES
   Net income                                                           $   703,003     $   321,431
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                        45,788          45,493
        Deferred federal income taxes                                       362,153         165,586
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts and notes receivable                                 (148,644)       (287,731)
              Inventories                                                      (457)        (19,371)
             Prepaid expenses                                               (89,949)        (55,094)
             Other assets                                                       135          (4,652)
          Decrease in:
             Accounts payable                                              (109,673)        (43,337)
                                                                        -----------     -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          762,356         122,325
                                                                        -----------     -----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                       (51,398)         (2,106)
   Investment in assets held for resale                                     (19,812)       (536,365)
                                                                        -----------     -----------
        NET CASH USED BY INVESTING ACTIVITIES                               (71,210)       (538,471)
                                                                        -----------     -----------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations                     (161,320)        (70,996)
   Payment of cumulative preferred dividends                                (41,135)        (16,636)
   Payment of principal on outstanding debt                                (375,000)       (375,000)
   Payments received on long-term notes receivable                           45,580          49,362
   Proceeds from additional borrowing less issuance cost                          -       2,975,024
   Proceeds from the exercise of stock options and warrants                   2,920          12,500
                                                                        -----------     -----------
        NET CASH PROVIDED (USED) IN FINANCING
            ACTIVITIES                                                     (528,956)      2,574,254
                                                                        -----------     -----------

Increase in cash                                                            162,191       2,158,108
Cash at beginning of period                                                 920,590         832,207
                                                                        -----------     -----------
Cash at end of period                                                   $ 1,082,781     $ 2,990,315
                                                                        ===========     ===========

Supplemental schedule of non-cash investing and financing activities

None.

     Cash paid for interest                                             $   159,893     $   132,141

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------
Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2 - Approximately $466,000 and $135,500 are included in royalty and fee income for the three- month periods ended March 31, 2007 and 2008, respectively, for initial franchise fees. Approximately $207,410 and $110,475 are included in royalty and fee income for the three-month period ended March 31, 2007 and 2008, respectively, for equipment commissions. In addition, included in royalties and fees were approximately $360,000 in the three-month period ended March 31, 2007 and none in the three-month period ended March 31, 2008 for the sale of Area Development Agreements. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,551,997 and $1,702,178 for the three-month periods ended March 31, 2007 and 2008, respectively. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2008:

                                                Income        Shares      Per-Share
                                                ------        ------        Amount
                                              (Numerator)  (Denominator)  ----------
     Net income                                $ 321,431    19,196,395     $   .02
     Less preferred stock dividends              (16,636)
                                               ---------

     Earnings per share- basic
     Income available to common stockholders     304,795                       .02

     Effect of dilutive securities
        Warrants                                               676,333
        Options                                                 58,600
        Convertible preferred stock               16,636       366,666
                                               ---------    ----------

     Diluted earnings per share
     Income available to common stockholders
        and assumed conversions                $ 321,431    20,297,994     $   .02

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

The Company carefully developed all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors in an independent national network that allows the Company to service franchisees throughout the country. This process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and require very low amounts of labor.

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

Business Strategy

The Company's business strategy can be summarized as follows:

Continue Focus on Sales of Non-Traditional Franchises. The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non- traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company has pursued this focus for the past several years and has recently increased its sales staff to support planned increases in the growth of non-traditional locations.

Growth of our Traditional Concept. In order to seek more rapid growth, the Company initiated a strategy to sell franchises and to sell development territories to Area Developers for stand-alone traditional locations. Area Developers have the exclusive right to develop the traditional concept in their areas. Area Developers generally pay a development fee of $.05 per capita in their development area and will receive 30% of the initial franchise fee and 2/7ths of the royalty from the franchise locations developed pursuant to those Development Agreements. The Company retains all training and supervision responsibilities and must approve all franchisees and all locations. In order to maintain the rights to develop the territories, each Developer has to meet the minimum development schedule stipulated in the Area Development Agreement.

The Company is continuing to implement the initiatives it announced in November 2007 that it believes will enhance the operations of its traditional co-brand franchise program. These enhancements include: more rigorous franchisee selection criteria; a longer, more robust training period for new franchisees; more direct franchise involvement in the construction and marketing process; and intensified monitoring and enforcement of operating standards and unit performance Recognizing that these steps could slow the speed of franchise development within territories covered by existing Area Development Agreements, the Company intends to offer reasonable accommodations to the exclusive development time frames specified in those agreements so as to align interest of Area Developers and the Company in sustainable growth of the traditional franchise program.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of both its non-traditional and traditional locations. Every ingredient and process was designed with a view to producing superior results. Most of our menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost and requiring very low amounts of labor, which allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month period ended March 31, 2007 and 2008, respectively.

                                                        Three Months Ended
                                                             March 31,
                                                        2007          2008
                                                       -----         -----
Royalties and fees                                      90.6          82.9 %
Administrative fees and other                             .6            .6
Restaurant revenue                                       8.8          16.5
                                                       -----         -----
    Total revenue                                      100.0 %       100.0 %
Operating expenses:
    Salaries and wages                                  13.2          16.2
    Trade show expense                                   4.8           5.3
    Travel expense                                       2.8           4.8
    Sales commissions                                    4.0           1.3
    Other operating expense                              7.9          10.1
    Restaurant expenses                                  8.2          15.9
Depreciation and amortization                             .8          1.1
General and administrative                              14.9          18.0
                                                       -----         -----
    Operating income                                    43.4 %        27.3 %

Interest and other expense                               6.1           6.6
                                                       -----         -----
    Income before income taxes                          37.3          20.7

Income tax expense                                      12.7           7.0
                                                       -----         -----
    Net income                                          24.6 %        13.7 %
                                                       =====         =====

Recent Development
------------------

On March 19, 2008, the Company announced that it had engaged Roth Capital Partners, LLC to act as its financial advisor to advise and assist the Company with respect to defining objectives and evaluating certain strategic alternatives to enhance shareholder value. The Company anticipates that a range of options will be presented as a result of this analysis, which the Company will then review in consultation with its board of directors and advisors.

Results of Operations
---------------------

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month Period Ended March 31, 2007 and 2008

Total revenue decreased from $2.9 million to $2.4 million for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. This decrease was primarily the result of selling fewer franchises, less equipment commissions and not selling any area development agreements in the period ended March 31, 2008 compared to the corresponding period in 2007. This decrease was partially offset by an increase in ongoing royalties and fees from the addition of new franchises over the past year and an increase in restaurant revenue as a result of temporarily operating more stores in the period ended March 31, 2008 compared to the corresponding period in 2007.

Approximately $466,000 and $135,500 are included in royalty and fee income for the three-month periods ended March 31, 2007 and 2008, respectively, for initial franchise fees. Approximately $207,410 and $110,475 are included in royalty and fee income for the three-month period ended March 31, 2007 and 2008, respectively, for equipment commissions. In addition, included in royalties and fees were approximately $360,000 and none, respectively, in the three-month periods ended March 31, 2007 and 2008 for the sale of Area Development Agreements. Royalty and fee income, less the initial franchise fees, equipment commissions and area development fees were $1,551,997 and $1,702,178 for the three-month periods ended March 31, 2007 and 2008, respectively.

Restaurant revenues increased from approximately $252,000 to $389,000 for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue increased because the Company was operating more restaurants in the three-month period ended March 31, 2008 than in the corresponding period in 2007.

Salaries and wages increased from 13.2% of total revenue to 16.2% of total revenue for the three- month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was the result of the decrease in revenue, as explained above, with $3,548 increase in actual salaries and wages expense. In April 2008, the Company took action which should decrease salaries, wages and related expenses in future quarters.

Trade show expenses increased from 4.8% of total revenue to 5.3% of total revenue for the three- month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was the result of the decrease in revenue with the actual amount of trade show expense decreasing by $14,346 as a result of eliminating participation in certain trade shows.

Travel expenses increased from 2.8% of total revenue to 4.8% of total revenue for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. The amount of travel expenses increased for the three-month period as a result of increases in the average amount of time franchise managers stay at franchise locations due to the additional time necessary to support new traditional locations as compared to non-traditional locations and the decrease in total revenues.

Sales commissions decreased from 4.0% to 1.3% of total revenue for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. This decrease was the result of fewer franchise sales and no Area Development Agreement sales, partially offset by more franchises open that were sold by Area Developers.

Other operating expenses increased, as a percentage of total revenue, from 7.9% to 10.1% for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was primarily the result of a decrease in revenue coupled with an increase of $11,454 in the amount of other operating expenses.

Restaurant expenses increased as a percentage of total revenue from 8.2% to 15.9% for the three- month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was primarily a result of an increase in the number of restaurants operated by the Company while total revenues decreased. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses increased as a percentage of total revenue from 14.9% to 18.0% for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was the result of a decrease in the amount of total revenue offset by a decrease of $2,730 in the actual cost.

Operating income decreased as a percentage of total revenue from 43.4% to 27.3% for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. The primary reason for this decrease was the decrease in total revenue. Actual operating expenses, excluding restaurant expenses, decreased by approximately $47,000.

Interest expense increased as a percentage of total revenue from 6.1% to 6.6% for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. This increase was primarily the result of the decrease in revenue. The amount of interest decreased $19,755 as a result of lower interest rates offset by the increased amount of debt outstanding due to the additional borrowing of $3 million in February 2008 offset by $1.5 million debt re-payments during the past twelve months.

Net income decreased from $703,303 to $321,431 for the three-month period ended March 31, 2008 compared to the corresponding period in 2007. The decrease in net income was primarily the result of the decrease in total revenue.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by continuing to focus on franchising non-traditional locations and by franchising in traditional locations partially through the use of Area Developers. This strategy does not require significant capital.

As a result of the Company's strategy, cash flow generated from operations and the anticipated growth in Franchise Agreements and Area Development Agreements in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

On February 4, 2008, the Company and certain of its subsidiaries, entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, N.A. that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo (the "Loan Agreement"). Under the Amendment, Wells Fargo loaned the Company an additional $3.0 million. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement from LIBOR plus 4% per annum to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. Finally, the Amendment provides that the Company may repurchase shares of its common stock in such amounts and on such terms as are approved by the Company's board of directors from time to time, provided the aggregate purchase price of such repurchased shares shall not exceed $3.0 million. The Board has not yet approved any such share repurchases.

On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $4.2 million as of February 6, 2008), at an annual interest rate of 8.20%. This swap contract replaces the previously existing swap contract that fixed the interest rate on $3,000,000 of the outstanding principal balance under the Loan Agreement at an annual interest rate of 8.83% at the time it was replaced.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2008, the Company had outstanding interest-bearing debt in the aggregate principal amount of $8,250,000. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance under the loan agreement, as amended by the amendment, at an annual interest rate of 8.20%. Based upon the principal balance outstanding at March 31, 2008, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $38,000 over the succeeding twelve-month period.


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




                                     NOBLE ROMAN'S, INC.




Date:                                By: /s/ Paul W. Mobley
                                         ---------------------------------------
                                     Paul W. Mobley, Chairman of the Board and
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

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

 3.6 Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23, 2005, filed as Exhibit 3.1 to the Registrant's current report on Form 8- K filed August 29, 2005, is incorporated herein by reference.

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

10.7 First Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated February 4, 2008, filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed February 8, 2008, is incorporated herein by reference.

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

31.1   C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-15(e).

32.1   C.E.O. and C.F.O. Certification under Section 1350.