Form 10-Q
period 2008-06-30
NOBLE ROMANS INC
filed 2008-08-11
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" , "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]                        Accelerated Filer         [ ]
Non-Accelerated Filer   [ ]                        Smaller Reporting Company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]      No [X]

As of August 8, 2008, there were 19,212,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2007
          and June 30, 2008 (unaudited)                                   Page 3

        Condensed consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008 (unaudited) Page 4

        Condensed consolidated statements of changes in stockholders'
          equity for the year ended December 31, 2007 and six months
          ended June 30, 2008 (unaudited)                                 Page 5

        Condensed consolidated statements of cash flows for the
          six months ended June 30, 2007 and 2008 (unaudited)             Page 6

        Notes to condensed consolidated financial statements (unaudited)  Page 7

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                    Assets                                    December 31,   June 30,
                                                                                  2007         2008
                                                                              -----------  -----------
Current assets:
  Cash                                                                        $   832,207  $ 2,200,515
  Accounts and notes receivable (net of allowances of $106,712 as of
     December 31, 2007 and June 30, 2008)                                       1,770,994    2,241,981
  Inventories                                                                     310,362      346,382
  Assets held for resale                                                          643,915    1,696,809
  Prepaid expenses                                                                175,022      298,917
  Current portion of long-term notes receivable                                   133,736       34,017
  Deferred tax asset - current portion                                          1,971,875    1,588,000
                                                                              -----------  -----------
       Total current assets                                                     5,838,111    8,406,621
                                                                              -----------  -----------

Property and equipment:
  Equipment                                                                     1,289,795    1,400,585
  Leasehold improvements                                                          107,729      110,527
                                                                              -----------  -----------
                                                                                1,397,524    1,511,112
  Less accumulated depreciation and amortization                                  755,987      809,478
                                                                              -----------  -----------
      Net property and equipment                                                  641,537      701,634
Deferred tax asset (net of current portion)                                     9,106,008    9,120,655
Other assets including long-term portion of notes receivable net of valuation
  allowances of $550,000 as of December 31, 2007 and June 30, 2008              1,883,644    1,956,876
                                                                              -----------  -----------
              Total assets                                                    $17,469,300  $20,185,786
                                                                              ===========  ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                       $   532,264  $   268,154
  Current portion of long-term note payable                                     1,500,000    1,500,000
                                                                              -----------  -----------
          Total current liabilities                                             2,032,264    1,768,154
                                                                              -----------  -----------

Long-term obligations:
  Note payable to bank (net of current portion)                                 4,125,000    6,375,000
                                                                              -----------  -----------
          Total long-term liabilities                                           4,125,000    6,375,000
                                                                              -----------  -----------

Stockholders' equity:
  Common stock - no par value (25,000,000 shares authorized, 19,187,449 issued and outstanding as of December 31, 2007 and 19,212,499 issued
     and outstanding as of June 30, 2008)                                      22,905,617   22,952,567
  Preferred stock (5,000,000 shares authorized and 20,625 issued and
     outstanding as of December 31, 2007 and June 30, 2008)                       800,250      800,250
  Accumulated deficit                                                         (12,393,830) (11,710,184)
                                                                              -----------  -----------
          Total stockholders' equity                                           11,312,036   12,042,632
                                                                              -----------  -----------
               Total liabilities and stockholders' equity                     $17,469,300  $20,185,786
                                                                              ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,               June 30,
                                                                     2007        2008        2007        2008
                                                              ----------- ----------- ----------- -----------
  Royalties and fees                                          $ 2,787,232 $ 1,986,932 $ 5,372,640   3,935,085
  Administrative fees and other                                    18,639      20,431      36,985      33,872
  Restaurant revenue                                              274,276     414,679     525,861     803,520
                                                              ----------- ----------- ----------- -----------
            Total revenue                                       3,080,147   2,422,042   5,935,486   4,772,477

  Operating expenses:
     Salaries and wages                                           422,067     349,007     799,612     730,099
     Trade show expense                                           136,048     121,311     273,834     244,784
     Travel expense                                               122,522     109,051     201,762     222,632
     Sales commissions                                            242,592      12,425     357,579      44,113
     Other operating expenses                                     221,325     235,057     447,345     472,531
     Restaurant expenses                                          255,025     389,794     489,432     764,219
  Depreciation and amortization                                    24,359      23,886      45,707      49,205
  General and administrative                                      423,385     420,550     848,415     842,853
                                                              ----------- ----------- ----------- -----------
           Operating income                                     1,232,824     760,961   2,471,800   1,402,041

  Interest and other expense                                      166,906     162,011     340,725     316,075
                                                              ----------- ----------- ----------- -----------
           Income before income taxes                           1,065,918     598,950  2,131,075    1,085,966

  Income tax expense                                              362,412     203,643     724,566     369,229
                                                              ----------- ----------- ----------- -----------
           Net income                                             703,506     395,307   1,406,509     716,737

           Cumulative preferred dividends                          34,481      16,455      75,616      33,090
                                                              ----------- ----------- ----------- -----------

           Net income available to common
               stockholders                                   $   669,025 $   378,852 $ 1,330,893 $   683,647
                                                              =========== =========== =========== ===========


  Earnings per share- basic:
      Net income                                              $       .04 $       .02 $       .08 $       .04
      Net income available to common stockholders             $       .04 $       .02 $       .08 $       .04
  Weighted average number of common shares
      outstanding                                              17,009,825  19,201,950  16,839,866  19,199,172


  Diluted earnings per share:
      Net income                                              $       .04 $       .02 $       .07 $       .04
  Weighted average number of common shares
     outstanding                                               19,580,118  20,350,049  19,410,159  20,347,271

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                  (Unaudited)

                                                       Common Stock
                                     Preferred                              Accumulated
                                       Stock        Shares       Amount       Deficit      Total
                                     ---------   -----------  -----------  ------------  -----------
Balance at December 31, 2007         $ 800,250    19,187,449  $22,905,617  $(12,393,830) $11,312,036

Net income for six months ended
 June 30, 2008                                                                  716,737      716,737

Cumulative preferred
  dividends                                                                     (33,091)     (33,091)

Amortization of value of employee
  stock options                                                    22,000                     22,000

Exercise of employee stock options                    15,000       12,450                     12,450

Exercise of warrants                         -        10,000       12,500             -       12,500
                                     ---------   -----------  -----------  ------------  -----------

Balance at June 30, 2008               800,250    19,212,449   22,952,567   (11,710,184)  12,042,632
                                     =========   ===========  ===========  ============  ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months Ended June 30,
                                                                              2007         2008
                                                                          -----------  -----------
OPERATING ACTIVITIES
   Net income                                                             $ 1,406,509  $   716,737
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          93,585       84,719
        Deferred federal income taxes                                         724,565      369,229
        Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts and notes receivable                                  (262,717)    (470,987)
              Inventories                                                      14,063      (36,020)
              Prepaid expenses                                               (237,509)    (123,894)
              Other assets                                                    (47,900)      (7,853)
          Decrease in:
              Accounts payable                                                (46,412)    (264,109)
                                                                          -----------  -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,644,184      267,822
                                                                          -----------  -----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                         (76,702)    (113,589)
   Assets held for resale                                                     (21,410)  (1,047,006)
                                                                          -----------  -----------
        NET CASH USED BY INVESTING ACTIVITIES                                 (98,112)  (1,160,595)
                                                                          -----------  -----------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations                       (318,436)     (55,520)
   Payment of cumulative preferred dividends                                  (75,616)     (33,090)
   Payment of principal on outstanding debt                                  (750,000)    (750,000)
   Payments received on long-term notes receivable                             92,076       99,717
   Proceeds from additional bank borrowings                                         -    2,975,024
   Proceeds from the exercise of stock options and warrants                   204,171       24,950
                                                                          -----------  -----------
        NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                     (847,805)   2,261,081
                                                                          -----------  -----------

Increase in cash                                                              698,267    1,368,308
Cash at beginning of period                                                   920,590      832,207
                                                                          -----------  -----------
Cash at end of period                                                     $ 1,618,857  $ 2,200,515
                                                                          ===========  ===========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                                    $   314,585  $   289,623

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2 - Approximately $103,000 and $238,500 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2008, respectively, and approximately $300,000 and $766,000 are included in the three-month and six-month periods ended June 30, 2007, respectively, for initial franchise fees. Approximately $96,597 and $207,072, and approximately $236,948 and $444,358 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, for equipment commissions. In addition, included in royalties and fees were approximately $104,825 and $104,825, and $686,000 and $1,046,000, in the three-month and six-month periods ended June 30, 2008 and 2007, respectively, for the sale of Area Development Agreements. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,682,510 and $3,384,688, and $1,564,284 and $3,116,282 for the three-month and six-month periods ended June 30, 2008 and 2007, respectively. During the six-month period ending June 30, 2008 there were 40 franchised units opened and 30 franchised units closed. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and six-month period ended June 30, 2008:

                                Three-Months Ended June 30, 2008

                                                   Income        Shares      Per-Share
                                                 (Numerator)  (Denominator)    Amount
                                                 -----------  -------------  ---------
         Net income                               $ 395,307     19,201,950     $  .02
         Less preferred stock dividends             (16,455)
                                                  ---------

         Earnings per share - basic
         Income available to common stockholders    378,852                       .02

         Effect of dilutive securities
           Warrants                                                676,333
           Options                                                 105,100
           Convertible preferred stock               16,455        366,666
                                                  ---------    -----------

         Diluted earnings per share
         Income available to common stockholders
           and assumed conversions                $ 395,307     20,350,049     $  .02

                                     Six-Months Ended June 30, 2008

                                                   Income        Shares      Per-Share
                                                 (Numerator)  (Denominator)    Amount
                                                 -----------  -------------  ---------
        Net income                                $ 716,737     19,199,172     $  .04
        Less preferred stock dividends              (33,090)
                                                  ---------

        Earnings per share - basic
        Income available to common stockholders     683,647                       .04

        Effect of dilutive securities
           Warrants                                                676,333
           Options                                                 105,100
           Convertible preferred stock               33,090        366,666
                                                  ---------    -----------

        Diluted earnings per share
        Income available to common stockholders
           and assumed conversions                $ 716,737     20,347,271     $  .04


Note 4 - Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al was filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs in the case are eight former franchisees and two existing franchisees of the dual-branded traditional franchise of the Company. The Defendants are the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The Plaintiffs all allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. The Defendants have filed a Motion to Dismiss the lawsuit. In addition, the Company has filed a Counter-Claim for Damages, Preliminary Injunction and Permanent Injunction against all ten of the Plaintiffs. In addition, the Company filed a Motion for Preliminary Injunction against the eight Plaintiffs that are former franchisees. Although litigation is inherently uncertain, the Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.


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

Business Strategy

The Company's business strategy can be summarized as follows:

Continue Focus on Sales of Non-Traditional Franchises. The Company plans to continue its focus on awarding franchise agreements for both Noble Roman's Pizza and Tuscano's Italian Style Subs in non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company has pursued this focus for the past several years and has recently increased its focus on planned increases in the growth of non-traditional locations.

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

The Company is continuing to implement the initiatives it announced in November 2007 that it believes will enhance the operations of its traditional co-brand franchise program. These enhancements include: more rigorous franchisee selection criteria; a longer, more robust training period for new franchisees; more direct franchise involvement in the construction and marketing process; and intensified monitoring and enforcement of operating standards and unit performance Recognizing that these steps have slowed the speed of franchise development within territories covered by existing Area Development Agreements, the Company intends to offer reasonable accommodations to the exclusive development time frames specified in those agreements as long as the Area Developer is diligently pursuing franchise development for growth of the traditional franchise program.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2008, respectively.

<CAPTION
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2007          2008        2007          2008
                                 -----         -----       -----         -----
Royalties and fees                90.5 %        82.0 %      90.5 %        82.5 %
Administrative fees and other       .6            .9          .6            .7
Restaurant revenue                 8.9          17.1         8.9          16.8
                                 -----         -----       -----         -----
    Total revenue                100.0 %       100.0 %     100.0 %       100.0 %
Operating expenses:
    Salaries and wages            13.7          14.4        13.5          15.3
    Trade show expense             4.4           5.0         4.6           5.1
    Travel expense                 4.0           4.5         3.4           4.7
    Sales commissions              7.9            .5         6.0            .9
    Other operating expense        7.2           9.7         7.5           9.9
    Restaurant expenses            8.3          16.1         8.2          16.0
Depreciation and amortization       .8           1.0          .8           1.0
General and administrative        13.7          17.4        14.3          17.7
                                 -----         -----       -----         -----
    Operating income              40.0 %        31.4 %      41.7 %        29.4 %

Interest and other expense         5.4           6.7         5.7           6.6
                                 -----         -----       -----         -----
    Income before income taxes    34.6          24.7        36.0          22.8

Income tax expense                11.8           8.5        12.2           7.7
                                 -----         -----       -----         -----
    Net income                    22.8 %        16.2 %      23.8 %        15.1 %
                                 =====         =====       =====         =====

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

Results of Operations
---------------------

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 2007 and 2008

Total revenue decreased from $3,080,147 to $2,422,042 and from $5,935,846 to $4,772,477 for the three-month and six-month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were a result of selling fewer franchises, less equipment commissions and less Area Development Agreements in both the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These decreases were partially offset by increases in ongoing royalties and fees of $118,226 and $268,406, respectively, for the three-month and six-month periods ended June
30, 2008 compared to the same periods in 2007.

Approximately $103,000 and $238,500 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2008, respectively, and approximately $300,000 and $766,000 are included in the three-month and six-month periods ended June 30, 2007, respectively, for initial franchise fees. Approximately $96,597 and $207,072, and approximately $236,948 and $444,358 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2008 and

2007, respectively, for equipment commissions. In addition, included in royalties and fees were approximately $104,825 and $104,825, and $686,000 and $1,046,000, in the three-month and six-month periods ended June 30, 2008 and 2007, respectively, for the sale of Area Development Agreements. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,682,510 and $3,384,688, and $1,564,284 and $3,116,282 for the
three-month and six-month periods ended June 30, 2008 and 2007, respectively.

Restaurant revenues increased from approximately $274,276 to $414,679 and $525,861 to $803,520 for the three-month and six-month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue increased because the Company was operating more restaurants in the three-month and six-month periods ended June 30, 2008 than in the corresponding periods in 2007.

Salaries and wages increased from 13.7% of total revenue to 14.4% of total revenue and from 13.5% of total revenue to 15.3% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in revenue, as discussed above. The actual expense decreased from $422,067 to $349,007 and from $799,612 to $730,099 for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. In April 2008, the Company took action to reduce salaries and wages as a result of the slower growth of new franchises resulting from a stronger emphasis on non-traditional franchises and from the initiatives it announced in November 2007 that it believes will enhance the operations of its traditional co-brand franchise program.

Trade show expenses increased from 4.4% of total revenue to 5.0% of total revenue and 4.6% of total revenue to 5.1% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in revenue with the actual amount of trade show expense decreasing slightly in both the three-month and six-month periods in 2008 compared to 2007.

Travel expenses increased from 4.0% of total revenue to 4.5% of total revenue and 3.4% of total revenue to 4.7% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were the result of a decrease in revenue and the actual amount of travel expenses decreased $13,471 in the three-month period and increased $20,870 in the six-month period ended June 30, 2008 compared to the corresponding periods in 2007.

Sales commissions decreased from 7.9% of total revenue to .5% of total revenue and 6.0% of total revenue to .9% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These decreases were the result of fewer franchise sales and Area Development Agreement sales.

Other operating expenses increased, as a percentage of total revenue, from 7.2% of total revenue to 9.7% of total revenue and 7.5% of total revenue to 9.9% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were primarily the result of a decrease in revenue.

Restaurant expenses increased as a percentage of total revenue from 8.3% of total revenue to 16.1% of total revenue and 8.2% of total revenue to 16.0% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were primarily a result of an increase in the number of restaurants operated by the Company while total revenues decreased. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses increased as a percentage of total revenue from 13.7% of total revenue to 17.4% of total revenue and 14.3% of total revenue to 17.7% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in total revenue. The actual amount of the general and administrative expense decreased in both the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007.

Operating income decreased as a percentage of total revenue from 40.0% of total revenue to 31.4% of total revenue and 41.7% of total revenue to 29.4% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. The primary reason for these decreases were the decrease in total revenue. Actual operating expenses, excluding restaurant expenses, decreased by approximately $321,009 and $368,038 for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007.

Interest expense increased as a percentage of total revenue from 5.4% of total revenue to 6.7% of total revenue and 5.7% of total revenue to 6.6% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These increases were primarily the result of the decrease in revenue. The amount of interest decreased in both the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. This decrease was the result of lower interest rates offset by the increased amount of debt outstanding due to the additional borrowing of $3 million in February 2008 offset by $1.5 million debt re-payments during the past twelve months.

Net income decreased from 22.8% of total revenue to 16.2% of total revenue and 23.8% of total revenue to 15.1% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in 2007. These decreases in net income were primarily the result of the decrease in total revenue, partially offset by the decrease in operating expenses.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2008, the Company had outstanding interest-bearing debt in the aggregate principal amount of $7,875,000. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance under the loan agreement, as amended by the amendment, at an annual interest rate of 8.20%. Based upon the principal balance outstanding at June 30, 2008, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $36,000 over the succeeding twelve-month period.


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


                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al was filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs in the case are eight former franchisees and two existing franchisees of the dual-branded traditional franchise of the Company. The Defendants are the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The

Plaintiffs all allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. The Defendants have filed a Motion to Dismiss the lawsuit. In addition, the Company has filed a Counter-Claim for Damages, Preliminary Injunction and Permanent Injunction against all ten of the Plaintiffs. In addition, the Company filed a Motion for Preliminary Injunction against the eight Plaintiffs that are former franchisees. Although litigation is inherently uncertain, the Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.



ITEM 6. Exhibits.

        (a) Exhibits: See Exhibit Index appearing on page 17.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NOBLE ROMAN'S, INC.




Date:                                 By: /s/ Paul W. Mobley
                                          --------------------------------------
                                      Paul W. Mobley, Chairman of the Board and
                                      Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)

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