Form 10-Q
period 2008-09-30
NOBLE ROMANS INC
filed 2008-11-12
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q




                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   [ ]                             Accelerated Filer [ ]
Non-Accelerated Filer     [ ]                     Smaller Reporting Company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

As of November 6, 2008, there were 19,212,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2007
          and September 30, 2008 (unaudited)                              Page 3

        Condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2008
          (unaudited)                                                     Page 4

        Condensed consolidated statements of changes in stockholders'
          equity for the year ended December 31, 2007 and nine months
          ended September 30, 2008 (unaudited)                            Page 5

        Condensed consolidated statements of cash flows for the
          nine months ended September 30, 2007 and 2008 (unaudited)       Page 6

        Notes to condensed consolidated financial statements (unaudited)  Page 7

                      Noble Roman's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                       Assets                             December 31,  September 30,
                                                                              2007           2008
                                                                          -----------    -----------
Current assets:
  Cash                                                                    $   832,207    $ 1,515,046
  Accounts and notes receivable (net of allowances of $106,712 as of
     December 31, 2007 and September 30, 2008)                              1,770,994      2,275,089
  Inventories                                                                 310,362        365,500
  Assets held for resale                                                      643,915      2,106,615
  Prepaid expenses                                                            175,022        405,673
  Current portion of long-term notes receivable                               133,736              -
  Deferred tax asset - current portion                                      1,971,875      1,050,500
                                                                          -----------    -----------
       Total current assets                                                 5,838,111      7,718,423
                                                                          -----------    -----------

Property and equipment:
  Equipment                                                                 1,289,795      1,410,146
  Leasehold improvements                                                      107,729        110,527
                                                                          -----------    -----------
                                                                            1,397,524      1,520,673
  Less accumulated depreciation and amortization                              755,987        835,311
                                                                          -----------    -----------
       Net property and equipment                                             641,537        685,362
Deferred tax asset (net of current portion)                                 9,106,008      9,501,132
Other assets including long-term portion of notes receivable net of valuation allowances of $550,000 as of December 31, 2007 and
  September 30, 2008                                                        1,883,644      2,157,434
                                                                          -----------    -----------
              Total assets                                                $17,469,300    $20,062,351
                                                                          ===========    ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                   $   532,263    $   216,021
  Current portion of long-term note payable                                 1,500,000      1,500,000
                                                                          -----------    -----------
          Total current liabilities                                         2,032,263      1,716,021
                                                                          -----------    -----------

Long-term obligations:
  Note payable to bank (net of current portion)                             4,125,000      6,000,000
                                                                          -----------    -----------
          Total long-term liabilities                                       4,125,000      6,000,000
                                                                          -----------    -----------

Stockholders' equity:
  Common stock - no par value (25,000,000 shares authorized, 19,187,449 issued and outstanding as of December 31, 2007 and 19,212,499 issued
     and outstanding as of September 30, 2008)                             22,905,617     22,967,908
  Preferred stock (5,000,000 shares authorized and 20,625 issued and
     outstanding as of December 31, 2007 and September 30, 2008)              800,250        800,250
  Accumulated deficit                                                     (12,393,830)   (11,421,828)
                                                                          -----------    -----------
          Total stockholders' equity                                       11,312,037     12,346,330
                                                                          -----------    -----------
               Total liabilities and stockholders' equity                 $17,469,300    $20,062,351
                                                                          ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                                    2007        2008        2007        2008
                                                              ----------  ----------  ----------  ----------
  Royalties and fees                                          $2,679,313  $1,825,168  $8,051,953  $5,760,253
  Administrative fees and other                                   18,581      10,880      55,567      44,752
  Restaurant revenue                                             261,428     375,907     787,288   1,179,427
                                                              ----------  ----------  ----------  ----------
            Total revenue                                      2,959,322   2,211,955   8,894,808   6,984,432
                                                              ----------  ----------  ----------  ----------
  Operating expenses:
     Salaries and wages                                          422,161     344,763   1,221,773   1,074,862
     Trade show expense                                          138,197     121,814     412,030     366,598
     Travel expense                                              172,328     109,940     374,089     332,572
     Sales commissions                                           108,988      12,022     466,567      56,135
     Other operating expenses                                    253,909     225,253     701,255     697,784
     Restaurant expenses                                         240,311     363,638     729,743   1,127,858
  Depreciation and amortization                                   24,359      21,060      70,066      70,265
  General and administrative                                     400,735     400,955   1,249,151   1,243,807
                                                              ----------  ----------  ----------  ----------
           Operating income                                    1,198,334     612,510   3,670,134   2,014,551

  Interest and other expense                                     163,237     150,678     503,962     466,753
                                                              ----------  ----------  ----------  ----------
           Income before income taxes                          1,035,097     461,832   3,166,172   1,547,798

  Income tax expense                                             341,442     157,023   1,066,006     526,251
                                                              ----------  ----------  ----------  ----------
           Net income                                            693,655     304,809   2,100,166   1,021,547

           Cumulative preferred dividends                         34,864      16,455     110,481      49,545
                                                              ----------  ----------  ----------  ----------

           Net income available to common
              stockholders                                    $  658,791  $  288,354  $1,989,685  $  972,002
                                                              ==========  ==========  ==========  ==========


  Earnings per share- basic:
      Net income                                              $      .04  $      .02  $      .12  $      .05
      Net income available to common stockholders             $      .04  $      .02  $      .12  $      .05
  Weighted average number of common shares
      outstanding                                             18,208,358  19,212,499  17,301,043  19,203,647


  Diluted earnings per share:
      Net income                                              $     .03   $      .02  $      .10  $      .05
  Weighted average number of common shares
     outstanding                                              21,100,540  19,937,218  20,193,225  19,928,366

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                  (Unaudited)

                                      Preferred          Common Stock        Accumulated
                                        Stock         Shares      Amount       Deficit        Total
                                      ---------     ---------- -----------  ------------   ----------
Balance at December 31, 2007          $ 800,250     19,187,449 $22,905,617  $(12,393,830)  $11,312,037

Net income for nine months ended
  September 30, 2008                                                           1,021,547     1,021,547

Cumulative preferred dividends                                                   (49,545)      (49,545)

Amortization of value of employee
  stock options                                                     37,341                      37,341

Exercise of employee stock options                      15,000      12,450                      12,450

Exercise of warrants                          -         10,000      12,500             -        12,500
                                      ---------     ---------- -----------  ------------   -----------
Balance at September 30, 2008         $ 800,250     19,212,449 $22,967,908  $(11,421,828)  $12,346,330
                                      =========     ========== ===========  ============   ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Nine Months Ended
OPERATING ACTIVITIES                                                           September 30,
                                                                            2007         2008
                                                                         ----------   ----------
   Net income                                                            $2,100,166   $1,021,547
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       141,379      146,410
        Deferred federal income taxes                                     1,066,006      526,251
        Changes in operating assets and liabilities:
          Increase in:
              Accounts and notes receivable                                (607,486)    (504,094)
              Inventories                                                    (6,255)     (55,138)
              Prepaid expenses                                             (306,596)    (230,651)
              Other assets                                                  (56,095)    (130,060)
          Decrease in:
              Accounts payable                                              (49,236)    (277,764)
                                                                         ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,281,883      496,501
                                                                         ----------   ----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                       (98,851)    (123,149)
   Assets held for resale                                                   (21,410)  (1,451,373)
                                                                         ----------   ----------
          NET CASH USED BY INVESTING ACTIVITIES                            (120,261)  (1,574,522)
                                                                         ----------   ----------

FINANCING ACTIVITIES
   Payment of obligations from discontinued operations                     (682,604)    (198,304)
   Payment of cumulative preferred dividends                               (110,481)     (49,545)
   Payment of principal on outstanding debt                              (1,125,000)  (1,125,000)
   Payments received on long-term notes receivable                          139,510      133,735
   Proceeds from additional bank borrowings                                       -    2,975,024
   Proceeds from the exercise of stock options and warrants                 227,821       24,950
                                                                         ----------   ----------
          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES               (1,550,754)   1,760,860
                                                                         ----------   ----------

Increase in cash                                                            610,868      682,839
Cash at beginning of period                                                 920,590      832,207
                                                                         ----------   ----------
Cash at end of period                                                    $1,531,458   $1,515,046
                                                                         ==========   ==========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                                   $  465,132   $ 430,272

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------
Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2 - Approximately $58,000 and $296,500 are included in royalty and fee income for the three-month and nine-month periods ended September 30, 2008, respectively, and approximately $320,000 and $1,076,000 are included in the three-month and nine-month periods ended September 30, 2007, respectively, for initial franchise fees. Approximately $106,610 and $313,682, and approximately $214,949 and $659,308 are included in royalty and fee income for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, for equipment commissions. In addition, included in royalties and fees were approximately $0 and $104,825, and $316,000 and $1,372,000, in the
three-month and nine-month periods ended September 30, 2008 and 2007, respectively, for the sale of Area Development Agreements. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,660,558 and $5,045,426, and $1,828,364 and $4,944,645 for the
three-month and nine-month periods ended September 30, 2008 and 2007, respectively. During the three-month and nine-month periods ended September 30, 2008, 22 and 62, respectively, franchised units were opened. During the three-month and nine-month periods ended September 30, 2008, 22 and 52, respectively, franchised units were closed. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008:

                                Three-Months Ended September 30, 2008
                                                                              Per-Share
                                                    Income        Shares        Amount
                                                  ----------   ------------   ----------
                                                  (Numerator)  (Denominator)
        Net income                                 $ 304,809     19,212,499    $   .02
        Less preferred stock dividends               (16,455)
                                                   ---------

        Earnings per share - basic
        Income available to common stockholders      288,354                       .02

        Effect of dilutive securities
           Warrants                                                 324,779
           Options                                                   33,274
           Convertible preferred stock                16,455        366,666
                                                   ---------     ----------

        Diluted earnings per share
        Net income                                 $ 304,809     19,937,218    $   .02

                               Nine-Months Ended September 30, 2008
                                                                              Per-Share
                                                    Income        Shares        Amount
                                                  ----------   ------------   ----------
                                                  (Numerator)  (Denominator)
        Net income                                $1,021,547     19,203,647    $   .05
        Less preferred stock dividends               (49,545)
                                                  ----------

        Earnings per share - basic
        Income available to common stockholders      972,002                       .05

        Effect of dilutive securities
           Warrants                                                 324,779
           Options                                                   33,274
           Convertible preferred stock                49,545        366,666
                                                  ----------     ----------

        Diluted earnings per share
        Net income                                $1,021,547     19,928,366    $   .05


Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs in the case are Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. The Defendants are the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The 10 Plaintiffs in the case are all former franchisees of the Company. The Plaintiffs allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. The Defendants filed a Motion To Dismiss the lawsuit in lieu of an answer to the Complaint. As a result, the Plaintiffs sought leave from the Court to file a First Amended Complaint, which the Court granted allowing the Plaintiffs until October 29, 2008 to file an Amended Complaint. Subsequently, the Plaintiffs filed a Motion For Extension Of Time, which the Court granted, to file the Amended Complaint until November 15, 2008. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case. The Company has not yet filed an answer to the Complaint in the case and no substantive discovery has yet commenced.

The Company filed a Counter-Claim for Damages against all ten of the Plaintiffs and Preliminary Injunction and Permanent Injunction against nine of the Plaintiffs. In addition, the Company filed a Motion For Preliminary Injunction against nine of the Plaintiffs, all of which are former franchisees and the Preliminary Injunction was granted on October 7, 2008. The nine Plaintiffs were ordered to comply within seven days for the majority of actions required by the injunction and within 14 days for the remainder. None of the Plaintiffs fully complied with the Court's Order and the Company believes several of them only minimally complied. Defendants are in the process of filing a motion to require full compliance, to show cause why they should not be held in contempt and for attorney's fees as sanctions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs" and "Noble Roman's Bistro". These concepts' hallmarks include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

Noble Roman's Bistro
--------------------

Noble Roman's Bistro is a new, additional service system specifically designed for non-traditional venues such as convenience stores, entertainment facilities, universities, hospitals, bowling centers and other high traffic facilities. The Bistro incorporates all of the ingredient qualities described above for Noble Roman's Pizza, and retains simplicity by using largely ready-to-use ingredients that require only final assembly and baking on site. It features the new SuperSlice pizza, one-fourth of a large pizza, along with hot entrees such as chicken parmesan, baked penne casseroles, breadsticks and calzones plus fresh salads and snacks. The Bistro is also available with an optional breakfast expansion menu featuring hot plate combos with scrambled eggs, bacon, sausage, breakfast potatoes, pancakes, French toast sticks, biscuits and gravy and biscuit sandwiches. Customers move along the food display counter and are served to order as they go.


Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With increasing indications of a very weak retail economy, and with the severe dislocations in the lending markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Through focusing on non-traditional franchise expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

To augment the Company's sales opportunities within non-traditional venues, it recently developed the Noble Roman's Bistro service system described above. As an addition to the current service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro is designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though sometimes presented or packaged differently, the vast majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power.

With the intensified focus on non-traditional franchising, the Company's requirements for overhead and operating cost will be substantially less. In addition, the Company plans to discontinue operating restaurants which will also substantially reduce the Company's requirements for overhead and operating cost. However, the Company does intend to continue operating the two locations that it uses for testing and demonstration purposes and intends to sell the excess restaurants to be operated as franchises. This change will allow for a more complete focus on selling and servicing franchises to take full advantage of the unique opportunity the Company believes it has for increased unit growth in non-traditional. After making these changes, according to the Company's plan, it is anticipated that the Company will generate cash flow of approximately $3.6 million, before principal payments on debt of $1.5 million in 2009 and net income for 2009 of approximately $2.3 million, or $.12 per basic share.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2008, respectively.

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   2007          2008       2007         2008
                                 --------      --------   --------     --------
Royalties and fees                 90.6 %        82.5 %     90.5 %       82.5 %
Administrative fees and other        .6            .5         .6           .6
Restaurant revenue                  8.8          17.0        8.9         16.9
                                  -----         -----      -----        -----
   Total revenue                  100.0 %       100.0 %    100.0 %      100.0 %
Operating expenses:
   Salaries and wages              14.3          15.6       13.7         15.4
   Trade show expense               4.7           5.5        4.6          5.2
   Travel expense                   5.8           5.0        4.2          4.8
   Sales commissions                3.7            .5        5.2           .8
   Other operating expense          8.6          10.2        7.9         10.0
   Restaurant expenses              8.1          16.4        8.3         16.1
Depreciation and amortization        .8           1.0         .8          1.0
General and administrative         13.5          18.1       14.0         17.9
                                  -----         -----      -----        -----
   Operating income                40.5 %        27.7 %     41.3 %       28.8 %

Interest and other expense          5.5           6.8        5.7          6.7
                                  -----         -----      -----        -----
   Income before income taxes      35.0          20.9       35.6         22.1

Income tax expense                 11.5           7.1       12.0          7.5
                                  -----         -----      -----        -----
   Net income                      23.5 %        13.8 %     23.6 %       14.6 %
                                  =====         =====      =====        =====

Results of Operations
---------------------

Noble Roman's, Inc. and Subsidiaries

Results of Operations - Three-Month and Nine-Month Periods Ended September 30, 2007 and 2008

Total revenue decreased from $2,959,322 to $2,211,955 and from $8,894,808 to $6,987,432 for the three-month and nine-month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were a result of selling fewer franchises, less equipment commissions and less Area Development Agreements in both the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. This decline in initial fees was the result of refocusing our growth strategy to take a more disciplined approach to Area Development Agreements and the poor economic environment as to franchise fees and equipment commissions.

Initial franchise fees of approximately $58,000 and $296,500 were included in royalty and fee income for the three-month and nine-month periods ended September 30, 2008, respectively, and approximately $320,000 and $1,076,000 were included in the three-month and nine-month periods ended September 30, 2007, respectively. Equipment commissions of approximately $106,610 and $313,682, and approximately $214,949 and $659,308 were included in royalty and fee income for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. We did not generate any fees from sales of Area Development Agreements in the third quarter of 2008, while such fees included in royalties and fees were approximately $104,825 in the nine-month period ended September 30, 2008 and $316,000 and $1,372,000, in the three-month and nine-month periods ended September 30, 2007, respectively. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,660,558 and $5,045,426, and $1,828,364 and $4,944,645 for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.

Restaurant revenues increased from approximately $261,428 to $375,907 and $787,288 to $1,179,427 for the three-month and nine-month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located. Restaurant revenue increased because the Company was operating more restaurants in the three-month and nine-month periods ended September 30, 2008 than in the corresponding periods in 2007.

Prior to December 31, 2008 the Company plans to discontinue operating any restaurants, except for the two restaurants that the Company operates for testing and demonstration purposes, which may result in the Company incurring a loss on disposition of the assets held for resale.

Salaries and wages increased from 14.3% of total revenue to 15.6% of total revenue and from 13.7% of total revenue to 15.4% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in revenue, as discussed above. The actual expense decreased from $422,161 to $344,763 and from $1,221,773 to $1,074,862 for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. In April 2008, the Company took action to reduce salaries and wages as a result of the slower growth of new franchises and is currently taking action to further reduce salaries and wages for 2009.

Trade show expenses increased from 4.7% of total revenue to 5.5% of total revenue and 4.6% of total revenue to 5.2% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in revenue, while the actual amount of trade show expense decreased slightly in both the three-month and nine-month periods in 2008 compared to 2007.

Travel expenses decreased from 5.8% of total revenue to 5.0% of total revenue and for the three-month period ended September 30, 2008 compared to the corresponding period in 2007. Travel expenses increased from 4.2% of total revenue to 4.8% of total revenue for the nine-month period ended September 30, 2008 compared to the corresponding period in 2007. This increase was the result of a decrease in revenue as described above. The actual amount of travel expenses decreased $172,328 to $109,940 and from $374,089 to $332,572 for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. The primary reason for the decrease in travel expense was opening fewer units, thus using fewer franchise managers, and shorter visits because of not as much training for new franchise openings.

Sales commissions decreased from 3.7% of total revenue to .5% of total revenue and 5.2 % of total revenue to .8% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These decreases were the result of fewer franchise sales and Area Development Agreement sales.

Other operating expenses increased, as a percentage of total revenue, from 8.6% of total revenue to 10.2% of total revenue and 7.9% of total revenue to 10.0% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were primarily the result of the decrease in revenue. Actual operating expenses decreased from $253,909 to $225,253 and from $701,255 to $697,784, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007.

Restaurant expenses increased as a percentage of total revenue from 8.1% of total revenue to 16.4% of total revenue and 8.3% of total revenue to 16.1% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were primarily a result of an increase in the number of restaurants operated by the Company while total revenues decreased. The Company only intends to operate two restaurants to be used for testing and demonstration purposes, but from time to time temporarily operates others until a suitable franchisee is located.

General and administrative expenses increased as a percentage of total revenue from 13.5% of total revenue to 18.1% of total revenue and 14.0% of total revenue to 17.9% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were the result of the decrease in total revenue. The actual amount of the general and administrative expense remained approximately the same in both the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007.

Operating income decreased as a percentage of total revenue from 40.5% of total revenue to 27.7% of total revenue and 41.3% of total revenue to 28.8% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. The primary reason for these decreases was the decrease in total revenue. Actual operating expenses, excluding restaurant expenses, decreased by approximately $284,870 and $652,908 for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007.

Interest expense increased as a percentage of total revenue from 5.5% of total revenue to 6.8% of total revenue and 5.7% of total revenue to 6.7% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These increases were primarily the result of the decrease in revenue. The amount of interest decreased in both the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. This decrease was the result of lower interest rates offset by the increased amount of debt outstanding due to the additional borrowing of $3 million in February 2008 offset by $1.5 million debt re-payments during the past 12 months.

Net income decreased from 23.5% of total revenue to 13.8% of total revenue and 23.6% of total revenue to 14.6% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007. These decreases in net income were primarily the result of the decrease in total revenue, partially offset by the decrease in operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company's strategy is to grow its business by concentrating largely on franchising new non-traditional locations. The Company recently increased its focus on selling additional franchises for non-traditional locations and created the Noble Roman's Bistro as an attempt to broaden the appeal to additional types of locations and operations, and to accelerate the non-traditional growth. In addition, the Company plans to discontinue operating any restaurants except for the two locations the Company intends to operate for testing and demonstration purposes. This change will allow the Company to significantly reduce operating expenses and overhead. This strategy does not require significant capital.

In order to intensify focus on non-traditional franchising and get the Company out of operating restaurants, the Company intends to sell the excess restaurants to be operated as a franchise. After making these changes and reducing the overhead, according to the Company's plan, it is anticipated that the Company will generate cash flow of approximately $3.6 million, before principal payments on debt of $1.5 million in 2009 and net income for 2009 of approximately $2.3 million, or $.12 per basic share. The Company does not plan any significant capital expenditures in 2009.

As a result of the Company's strategy and cash flow generated from operations in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carryout its current business plan.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2008, the Company had outstanding interest-bearing debt in the aggregate principal amount of $7,500,000. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance under the loan agreement, as amended by the Amendment until August 1, 2013, the maturity of the variable-rate debt, at an annual interest rate of 8.20%. Based upon the principal balance outstanding at September 30, 2008, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $35,000 over the succeeding twelve-month period.


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



                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs in the case are Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. The Defendants are the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The 10 Plaintiffs in the case are all former franchisees of the Company. The Plaintiffs allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. The Defendants filed a Motion To Dismiss the lawsuit in lieu of an answer to the Complaint. As a result, the Plaintiffs sought leave from the Court to file a First Amended Complaint, which the Court granted allowing the Plaintiffs until October 29, 2008 to file an Amended Complaint. Subsequently, the Plaintiffs filed a Motion For Extension of Time, which the Court granted, to file the Amended Complaint until November 15, 2008. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case. The Company has not yet filed an answer to the Complaint in the case and no substantive discovery has yet commenced.

The Company filed a Counter-Claim for Damages against all ten of the Plaintiffs and Preliminary Injunction and Permanent Injunction against nine of the Plaintiffs. In addition, the Company filed a Motion For Preliminary Injunction against nine of the Plaintiffs, all of which are former franchisees and the Preliminary Injunction was granted on October 7, 2008. The nine Plaintiffs were ordered to comply within seven days for the majority of actions required by the injunction and within 14 days for the remainder. None of the Plaintiffs fully complied with the Court's Order and the Company believes several of them only minimally complied. Defendants are in the process of filing a motion to require full compliance, show cause why they should not be held in contempt and for attorney's fees as sanctions.

The Company, from time to time, is involved in other litigation relating to claims arising out of its normal business operations. The Company has no other litigation against it at the current time.



ITEM 6. Exhibits.

        (a) Exhibits: See Exhibit Index appearing on page 17.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NOBLE ROMAN'S, INC.



Date: November 10, 2008               By: /s/ Paul W. Mobley
                                          -------------------------------------
                                      Paul W. Mobley, Chairman of the Board and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)

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