Form 10-K
period 2008-12-31
NOBLE ROMANS INC
filed 2009-03-19
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer          ---              Accelerated Filer         ---
Non-Accelerated Filer                             Smaller Reporting Company  X
(do not check if a smaller       ---                                        ---
   reporting company)

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $8.2 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,412,499 shares of common stock as of March 1, 2009.

Documents Incorporated by Reference:  None.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2008
                                Table of Contents

Item #
in Form 10-K                                                                Page
                                     PART I

1.      Business                                                               4
1A.     Risk Factors                                                           8
1B.     Unresolved Staff Comments                                             11
2.      Properties                                                            12
3.      Legal Proceedings                                                     12
4.      Submission of Matters to a Vote of Security Holders                   13

                                     PART II
5.      Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                     13
6.      Selected Financial Data                                               14
7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14
7A.     Quantitative and Qualitative Disclosures About Market Risk            20
8.      Financial Statements and Supplementary Data                           21
9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  35
9A.     Controls and Procedures                                               35
9B.     Other Information                                                     36

                                    PART III
10.     Directors, Executive Officers and Corporate Governance                36
11.     Executive Compensation                                                38
12.     Security Ownership of Certain Beneficial Owners and Management and
        Related Stockholder Matters                                           44
13.     Certain Relationships and Related Transactions, and
        Director Independence                                                 47
14.     Principal Accounting Fees and Services                                47

                                     PART IV
15.     Exhibits, Financial Statements Schedules                              48

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Bistro" and "Tuscano's Italian Style Subs." The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 45 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In 2005 the Company began selling franchises for its concepts in traditional locations. In August 2006 the Company began selling development territories to Area Developers in an attempt to accelerate growth in the dual-branded traditional concept. However, with the current economic environment and difficulties in obtaining third party financing, the Company believes its non-traditional franchises currently offer more favorable growth potential, therefore, the Company is focusing all of its sales efforts on selling franchises for non-traditional locations. Prior to 1997, the Company had approximately 25 years' experience operating pizza restaurants in traditional locations, giving it expertise in the design and support of foodservice systems for franchisees. Royalties and franchise fees from the Company's franchise operations were $8,084,175, $10,411,326 and $7,561,440 for 2006, 2007 and 2008, respectively. Royalties and fees from franchise operations accounted for 85.2%, 90.0% and 83.6% of total revenue for 2006, 2007 and 2008, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data.

Products & Systems
------------------

The Company sells and services franchises for non-traditional and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs" and "Noble Roman's Bistro". The Company believes the attributes of these concepts include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

The Company carefully developed all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout most of the continental United States. We believe this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and require relatively low amounts of labor.

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

With its Italian theme, Tuscano's offers a distinctive yet recognizable format. Like most other brand name sub concepts, customers select menu items at the start of the counter line then choose toppings and sauces according to their preference until they reach the check out point. Tuscano's, however, has many unique competitive features, including its Tuscan theme, the extra rich yeast content of its fresh baked bread, thematic menu selections and serving options, high quality meats, and generous yet cost-effective quality sauces and spreads. Tuscano's was designed to be premium quality, simple to operate and cost-effective.

Noble Roman's Bistro
--------------------

Noble Roman's Bistro, introduced in October 2008, is an additional service system specifically designed for non-traditional venues such as convenience stores, entertainment facilities, universities, hospitals, bowling centers and other high traffic facilities. The Bistro incorporates all of the ingredient qualities described above for Noble Roman's Pizza, and retains simplicity by using largely ready-to-use ingredients that require only final assembly and baking on site. It features the SuperSlice pizza, one-fourth of a large pizza, along with hot entrees such as chicken parmesan, baked pastas, hot sub sandwiches, breadsticks and calzones plus fresh salads and snacks. The Bistro is also available with an optional breakfast expansion menu featuring a wide variety of standard breakfast favorites. Customers move along the food display counter and are served to order as they go.

Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With a very weak retail economy, and with the severe dislocations in the lending markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Through focusing on non-traditional franchise expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

With the intensified focus on non-traditional franchising, the Company's requirements for overhead and operating cost will be substantially less. In addition, the Company has discontinued operating restaurants, by selling all but two of the restaurants to be operated as franchises, which will also substantially reduce the Company's requirements for overhead and operating cost for the foreseeable future. The Company does intend to continue operating the two locations that it uses for testing and demonstration purposes. This change will allow for a more complete focus on selling and servicing franchises to capitalize on the attractive opportunity the Company believes it has for increased unit growth in non-traditional franchises. After making these changes, the Company believes it has created the opportunity to achieve its business plan for 2009 and the anticipated results that were announced in the Company's Form 10-Q for the quarterly period ended September 30, 2008.

Enhance Product Offerings. To augment the Company's sales opportunities within non-traditional venues, it introduced the Noble Roman's Bistro service system in October 2008. As an addition to the current service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro is designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though sometimes presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of both its non-traditional and traditional locations. Every ingredient and process was designed with a view to producing superior results. Most of our menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and requiring very low amounts of labor, which allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Actions by one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises, maintain and renew existing franchises or sell its products through its franchise system. Many of the Company's competitors are very large, internationally established companies.

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

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises may be affected by certain seasonalities and holiday periods. Franchise sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Franchise sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of March 1, 2009, the Company employed approximately 27 persons full-time and 16 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

The Company is subject to regulation by the Federal Trade Commission ("FTC") and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

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


ITEM 1A.   RISK FACTORS

All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control and any one of which, or a combination of which, could materially affect its results of operations. Important factors that could cause actual results to differ materially from the Company's expectations are discussed below. Prospective investors should carefully consider these factors before investing in our securities as well as the information set forth under "Forward-Looking Statements" in Item 7 of this report. These risks and uncertainties include:

Competition from larger companies.

The Company competes for franchise sales with large national companies and numerous regional and local companies. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises or maintain and renew existing franchises or operating results of the Company's franchise system. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

The Company's primary growth strategy consists of selling new franchises for non-traditional locations. The opening and success of new non-traditional locations will depend upon various factors, including the traffic generated by and viability of the underlying activity or business, the ability of the franchisee to operate the franchised location, their ability to comply with applicable regulatory requirements and the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional locations.

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

Dependence on frequent deliveries of fresh product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, wheat, meats, paper and labor may also adversely affect the franchisees and, as a result, adversely affect the Company's ability to add new franchised restaurants.

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

The Company is subject to ongoing litigation.

As described in Item 3 of this report, the Company is a defendant in a lawsuit filed by certain of its former traditional franchisees. The plaintiffs in this lawsuit allege that they purchased traditional franchises from the Company as a result of certain fraudulent representations by the defendants in the case and the omission of certain material facts regarding the franchises. If the Company is subject to adverse findings in this litigation, it could be required to pay damages or have other remedies imposed, which could have a material adverse effect on the Company. The resolution of this matter could also be time-consuming, expensive and distract the Company's management from the conduct of the Company's business. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interest in the case.

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

The Company is subject to regulation by the FTC and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing certain specified information. Some states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchise units.

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

The Company's stock is quoted on the OTC Bulletin Board and, accordingly, we are not subject to the same corporate governance standards that would apply if our shares were listed on a national exchange, which limits the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Our stock is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include having: a majority of independent directors; an audit committee of independent directors; and shareholder approval of certain equity compensation plans. As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on a national exchange. There is no assurance that the Company's stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.

Compliance with external assurance requirements of the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in August 2015.

The Company also leases space for the Company-owned dual-branded restaurant in Indianapolis, Indiana which is used as a demonstration and test restaurant. The lease for this property expires December 31, 2010. The Company has the option to extend the term of this lease for two additional five-year periods.

The Company leases space for operating an additional dual-branded restaurant in Indianapolis, Indiana. The lease for this property expires December 5, 2010. The Company has the option to extend the term of this lease for two additional five-year periods. This lease also provides for the Company to assign the lease to a franchisee when it is franchised.


ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs in the case are all former franchisees of the Company. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. No substantive discovery has yet been completed. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and Preliminary Injunction and Permanent Injunction against a majority of the Plaintiffs. In addition, the Company filed a Motion For Preliminary Injunction against a majority of the Plaintiffs, all of which are former franchisees and the Preliminary Injunction was granted on October 7, 2008. The Plaintiffs were ordered to comply within seven days for the majority of actions required by the injunction and within 14 days for the remainder. None of the Plaintiffs fully complied with the Court's Order and the Company believes several of them only minimally complied. Defendants filed a motion to require full compliance, to show cause why they should not be held in contempt and for attorney's fees as sanctions. The Plaintiffs responded to that motion by filing affidavits by each of the Plaintiffs. After reviewing those affidavits, Defendants filed a Motion To Strike Plaintiff's Fraudulent Affidavits claiming that they neither contained a valid declaration or affirmation nor appeared before a valid notary who administered the oath, although Plaintiffs attorney signed the affidavits as if they had appeared before him, which Defendants claim is a criminal offense. Plaintiffs filed Response to Noble Roman's Motion To Strike Plaintiffs Affidavits by attempting to withdraw the original affidavits and substituting certified affirmations. Defendants have filed a Reply In Support of Motion To Strike Fraudulent Affidavits claiming that Plaintiffs tacitly admitted that the original affidavits were fraudulent by not denying any of the claims in the Motion To Strike but, instead, attempted to file new affidavits. Defendants have subsequently filed a Motion To Revoke David M.

Duree's Temporary Admission Pro Hac Vice for committing a criminal offense and filing fraudulent affidavits with the court. The Plaintiffs have filed a motion for sanctions against certain Defendants and their counsel.


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

                                          2007                     2008
                                          ----                     ----
      Quarter Ended:                 High       Low           High       Low
      --------------                 ----      -----          ----      -----
      March 31                      $ 4.50     $ 3.60        $ 1.35     $ 1.21
      June 30                       $ 7.40     $ 4.05        $ 1.30     $ 1.15
      September 30                  $ 7.80     $ 5.05        $  .79     $  .67
      December 31                   $ 6.20     $ 1.40        $  .38     $  .35

Holders of Record
-----------------

As of February 28, 2009, there were approximately 323 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Benefit Information
--------------------------------------------

Information about the Company's equity compensation plan is detailed in Item 12


ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                      Year Ended December 31,
                                                        ------------------------------------------------------
Statement of Operations Data:                             2004        2005        2006       2007       2008
                                                        --------    --------    --------   --------   --------
Royalties and fees                                      $  6,789    $  7,270    $  8,084   $ 10,411   $  7,562
Administrative fees and other                                125          72          63         68         48
Restaurant revenue                                           998       1,089       1,340      1,088      1,432
                                                        --------    --------    --------   --------   --------
      Total revenue                                        7,912       8,431       9,487     11,567      9,042
Operating expenses                                         2,522       2,627       2,921      4,371      3,184
Restaurant operating expenses                                962       1,059       1,284      1,011      1,369
Depreciation and amortization                                 50          70          84         97         92
General and administrative                                 1,403       1,491       1,550      1,680      1,625
                                                        --------    --------    --------   --------   --------
      Operating income                                     2,975       3,184       3,648      4,408      2,772
Interest and other                                           946         817         776        651        616
Other income                                                --         2,801        --         --         --
                                                        --------    --------    --------   --------   --------
Income before income taxes from continuing operations      2,029       5,168       2,872      3,757      2,156
Income taxes                                                 690       1,757         976      1,268        733
                                                        --------    --------    --------   --------   --------
      Net income from continuing operations                1,339       3,411       1,896      2,489      1,423


Loss from discontinued operations                           (404)       (560)       --         --        3,824
                                                        --------    --------    --------   --------   --------
      Net income (loss)                                 $    935    $  2,851    $  1,896   $  2,489   $ (2,401)
      Cumulative preferred dividends                        --            16         163        127         66
                                                        --------    --------    --------   --------   --------
      Net income available to common
          stockholders                                  $    935    $  2,835    $  1,733   $  2,361   $ (2,467)
                                                        ========    ========    ========   ========   ========


Weighted average number of common shares                  16,280      16,849      16,406     17,676     19,213
          Net income from continuing operations         $    .06    $    .17    $    .12   $    .14   $    .07
          Net income (loss) per share                   $    .06    $    .17    $    .12   $    .14   $   (.13)
          Net income (loss) available to common         $    .06    $    .17    $    .11   $    .13   $   (.13)
              stockholders

Balance Sheet Data (at year end):

Working capital                                         $  2,107    $  2,793    $  3,423   $  3,806   $    551
Total assets                                              15,249      15,523      16,138     17,469     17,278
Long-term obligations, net of current portion              9,740       7,125       5,625      4,125      5,625
Stockholders' equity                                    $  4,256    $  6,513    $  8,617   $ 11,312   $  8,962


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs" and "Noble Roman's Bistro". The hallmarks include high quality products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability.

There were 823 franchised outlets in operation on December 31, 2007 and 829 on December 31, 2008. During that twelve-month period there were 74 new franchised outlets opened and 68 franchised outlets left the system, 18 of which reached the end of their franchise agreement term and 50 of which ceased operation for other reasons.

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


               Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                               Years Ended December 31,
                                        --------------------------------------------------------------------
                                            2006                    2007                     2008
                                            ----                    ----                     ----
Royalties and fees                      $ 8,084,175     85.2%    10,411,326     90.0%     7,561,440     83.7%
Administrative fees and other                63,072       .7         67,467       .6         48,084       .5
Restaurant revenue                        1,339,555     14.1      1,088,022      9.4      1,432,435     15.8
                                        -----------   ------    -----------   ------    -----------   ------
     Total revenue                        9,486,802    100.0     11,566,815    100.0      9,041,959    100.0

Franchise-related operating expenses:
     Salaries and wages                   1,278,319     13.5      1,642,529     14.2      1,366,861     15.1
     Trade show expense                     447,303      4.7        554,574      4.8        488,012      5.4
     Travel expense                         380,763      4.0        527,455      4.6        386,018      4.3
     Sales commissions                       72,343       .8        621,928      5.4         62,960       .7
     Other operating expense                742,104      7.8      1,024,399      8.9        880,464      9.7
Restaurant expenses                       1,283,702     13.5      1,011,146      8.7      1,369,139     15.2
Depreciation                                 84,353       .9         96,682       .8         91,736      1.0
General and administrative                1,550,030     16.3      1,680,284     14.5      1,624,022     18.0
                                        -----------   ------    -----------   ------    -----------   ------

     Operating income                     3,647,887     38.5      4,407,818     38.1      2,772,747     30.6

Interest and other expense                  776,028      8.2        650,802      5.6        616,333      6.8
                                        -----------   ------    -----------   ------    -----------   ------

     Income before income taxes           2,871,859     30.3      3,757,016     32.5      2,156,414     23.8
Income taxes                                976,432     10.3      1,268,489     11.0        733,180     8.1
                                        -----------   ------    -----------   ------    -----------   ------
     Net income from continuing
          operations                    $ 1,895,427     20.0%   $ 2,488,527     21.5%     1,423,234     15.7%
                                        ===========   ======    ===========   ======    ===========   ======

2008 Compared with 2007
-----------------------

Total revenue decreased from $11.6 million in 2007 to $9.0 million in 2008. This decrease was primarily due to a decrease in royalties and fees as a result of selling fewer franchises, less equipment commissions and less Area Development Agreements. Royalties and fees decreased from approximately $10.4 million in 2007 to approximately $7.6 million in 2008. Included in royalties and fees were approximately $1,221,500 in 2007 and $353,500 in 2008 for initial franchise fees. In addition, royalties and fees included approximately $1,537,700 in 2007 and $104,825 in 2008, for the sale of Area Development Agreements. Also included in royalties and fees were approximately $891,300 in 2007 and approximately $397,200 in 2008, for equipment commissions. Royalty and fee income, less initial franchise fees, area development fees and equipment commissions, were $6.8 million in 2007 and $6.7 million in 2008.

Restaurant revenues increased from $1.1 million in 2007 to $1.4 million in 2008. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time did temporarily operate others until a suitable franchisee was located. Although, as of December 31, 2008, the Company was operating only the two restaurants, it operated more restaurants on a temporary basis during 2008 than 2007.

Salaries and wages increased from 14.2% of revenue in 2007 to 15.1% of revenue in 2008. This increase was primarily the result of the decrease in revenue. Actual salaries and wages decreased from $1.64 million in 2007 to $1.37 million in 2008 and is anticipated to be further reduced in 2009.

Trade show expenses increased from 4.8% of revenue in 2007 to 5.4% of revenue in 2008. The increase was primarily the result of the decrease in revenue. Actual trade show expenses decreased from $555 thousand in 2007 to $488 thousand in 2008. This expense is anticipated to be lower in 2009.

Travel expenses decreased from 4.6% of revenue in 2007 to 4.3% of revenue in 2008. This decrease was primarily the result of having fewer supervisors and trainers because of opening fewer new restaurants which was offset by the decrease in revenue. The trend toward lower travel expenses is anticipated to continue in 2009.

Sales commission expense decreased from 5.4% of revenue in 2007 to .7% of revenue in 2008. This decrease was primarily the result of selling fewer Area Development Agreements and fewer Franchise Agreements in 2008 compared to 2007.

Other operating expenses increased from 8.9% of revenue in 2007 to 9.7% of revenue in 2008. This increase was primarily the result of the decrease in revenue. Actual other operating expenses decreased from approximately $1.024 million in 2007 to $880 thousand in 2008. This decrease was primarily due to the reduction of expenses related to staff reductions.

Restaurant expenses increased from 8.7% of revenue in 2007 to 15.2% of revenue in 2008. This increase was primarily the result of the Company operating more restaurants on a temporary basis in 2008 and the decrease in royalty and fee revenue. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but did temporarily operate others until a franchisee was located. The Company currently does not have any plans to operate any other restaurants. Although, as of December 31, 2008, the Company only operated the two restaurants, it operated more restaurants on a temporary basis during 2008 than 2007.

General and administrative expenses increased from 14.5% of revenue in 2007 to 18.0% of revenue in 2008. This increase was a result of the decrease in revenue. Actual general and administrative expenses were $1.680 million in 2007 and $1.624 million in 2008 and are anticipated to be further reduced in 2009.

Operating income decreased from $4.4 million in 2007 to $2.8 million in 2008. This was primarily the result of the decrease in royalty and fee revenue as a result of selling fewer franchises, less equipment commissions and less Area Development Agreements partially offset by a decrease in operating expenses.

Interest expense increased from 5.6% of revenue in 2007 to 6.8% of revenue in 2008. This was a result of the decrease in revenue. Actual interest expense was approximately $651 thousand in 2007 compared to $616 thousand in 2008. The actual loan balance was higher in 2008 than 2007 but was more than offset by a lower interest rate.

Net income from continuing operations decreased from $2.5 million in 2007 to $1.4 million in 2008. This decrease was primarily the result of the decrease in revenue partially offset by a decrease in operating expenses.

Net income per share from continuing operations decreased from $.14 per share on
17.7 million weighted average shares outstanding in 2007 to $.07 per share on 19 million weighted average shares outstanding in 2008. The diluted net income per share from continuing operations decreased from $.13 per share on 19.0 million weighted average shares outstanding in 2007 to $.07 per share on 20 million weighted average shares outstanding in 2008.

Loss on discontinued operations was $3.8 million in 2008. The Company reported no discontinued operations in 2007. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. Noble Roman's made the decision in late 2008 to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related thereto. The Company does not expect to report any loss on discontinued operations in 2009.

2007 Compared with 2006
-----------------------

Total revenue increased from $9.5 million in 2006 to $11.6 million in 2007. This increase was primarily the result of an increase in royalties and fees from the addition of new franchises. Royalties and fees increased from approximately $8.1 million in 2006 to approximately $10.4 million in 2007. Included in royalties and fees were approximately $963,000 in 2006 and $1,221,500 in 2007 for initial franchise fees. In addition, royalties and fees included approximately $707,000 in 2006 and $1,537,700 in 2007, for the sale of Area Development Agreements. Also included in royalties and fees were approximately $891,300 in 2007 and approximately $533,900 in 2006, for equipment commissions. Royalty and fee income, less initial franchise fees, area development fees and equipment commissions, were $6.8 million in 2007 and $5.9 million in 2006.

Restaurant revenues decreased from $1.3 million in 2006 to $1.1 million in 2007. The Company only intends to operate two restaurants to be used for testing and demonstration purposes but from time to time temporarily operates others until a suitable franchisee is located. As of December 31, 2007, the Company operated six restaurants on a temporary basis.

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

Net income from continuing operations increased from $1.9 million in 2006 to $2.5 million in 2007. This increase was primarily the result of additional revenue from growth in the number of franchise locations while maintaining control of the operating expenses.

Net income per share from continuing operations increased from $.12 per share on
16.4 million weighted average shares outstanding in 2006 to $.14 per share on
17.7 million weighted average shares outstanding in 2007. The diluted net income per share from continuing operations increased from $.10 on 19.7 million weighted average shares outstanding in 2006 to $.13 per share on 19.0 million weighted average shares outstanding in 2007.

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. The Company was affected in 2008 by the dramatic increase in commodity prices, primarily cheese and meats, which negatively affected its franchisees' food costs. The commodity prices returned to a more normal level during the latter part of 2008 and the beginning of 2009. The competition for labor has resulted in higher salaries and wages for the franchisees, however, that effect is largely minimized by the relatively low labor requirements of the Company's franchise concepts.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating largely on franchising new non-traditional locations. The Company recently increased its focus on selling additional franchises for non-traditional locations and created the Noble Roman's Bistro service system as an attempt to broaden the appeal to additional types of locations and operations, and to accelerate the non-traditional growth. In addition, the Company has discontinued operating any restaurants except for the two locations the Company operates for testing and demonstration purposes. This change has allowed the Company to significantly reduce operating expenses and overhead. This strategy does not require significant capital investments.

The Company's current ratio decreased during 2008 as a result of the loss incurred on the discontinued operations. The deferred tax asset increased, by the tax benefit, as a result of the loss on discontinued operations. Also, accounts receivable decreased as a result of the Company's decision to discontinue the business of operating traditional restaurants which had been acquired from struggling franchisees and charging off, or dramatically lowering the carrying value, of all receivables related to the traditional restaurants. In addition, the accrued expenses increased in 2008 as a result of the Company accruing estimates of future expenses related to the discontinued operations. The Company does not expect to report any loss on discontinued operations in 2009.

In order to intensify focus on non-traditional franchising and withdraw from temporarily operating restaurants, the Company sold the excess restaurants to be operated as a franchise which will substantially reduce the Company's requirement for overhead and operating cost. After making these changes, subject to worsening economic conditions, the Company has created the opportunity to achieve management's business plan for 2009 and the anticipated results that were announced in the Company's Form 10-Q for the quarterly period ended September 30, 2008. The Company does not plan any significant capital expenditures in 2009.

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

On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $3.375 million as of March 1, 2009), at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2008:

                                Less than                              More than
                     Total       1 year      1-3 Years    3-5 Years     5 years
                     -----      ---------    ---------    ---------    ---------
Long-term debt    $7,125,000   $1,500,000   $3,000,000   $2,625,000   $     --
Operating leases     959,830      176,255      374,041      252,022      157,512
                  ----------   ----------   ----------   ----------   ----------
     Total        $8,084,830   $1,676,255   $3,374,041   $2,877,022   $  157,512
                  ==========   ==========   ==========   ==========   ==========


Forward-Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, shifts in market demand, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2008, the Company had outstanding interest-bearing debt in the aggregate principal amount of $7.125 million. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of March 1, 2009 of $6.75 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $30,300 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        2007            2008
                                                                                    ------------    ------------
                                       Assets
Current assets:
   Cash                                                                             $    832,207    $    450,968
   Accounts and notes receivable - net                                                 1,770,994       1,046,545
   Inventories                                                                           310,362         223,024
   Assets held for resale                                                                643,915         242,690
   Prepaid expenses                                                                      175,022         222,095
   Current portion of long-term notes receivable                                         133,736           5,810
   Deferred tax asset - current portion                                                1,971,875       1,050,500
                                                                                    ------------    ------------
           Total current assets                                                        5,838,111       3,241,632
                                                                                    ------------    ------------

Property and equipment:
   Equipment                                                                           1,289,795       1,206,979
   Leasehold improvements                                                                107,729          96,512
                                                                                    ------------    ------------
                                                                                       1,397,524       1,303,491
   Less accumulated depreciation and amortization                                        755,987         821,422
                                                                                    ------------    ------------
          Net property and equipment                                                     641,537         482,069
Deferred tax asset (net of current portion)                                            9,106,008      11,802,637
Other assets including long-term portion of notes receivable - net                     1,883,644       1,752,102
                                                                                    ------------    ------------
                      Total assets                                                  $ 17,469,300    $ 17,278,440
                                                                                    ============    ============
                           Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                        $  1,500,000    $  1,500,000
   Accounts payable                                                                      254,813         290,895
   Accrued expenses                                                                      277,451         900,221
                                                                                    ------------    ------------
                Total current liabilities                                              2,032,264       2,691,116
                                                                                    ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                       4,125,000       5,625,000
                                                                                    ------------    ------------
                Total long-term liabilities                                            4,125,000       5,625,000
                                                                                    ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,187,499 issued and outstanding as of December 31, 2007 and 19,412,499 issued and
      outstanding as of December 31, 2008)                                            22,905,617      23,023,250
   Preferred stock (5,000,000 shares authorized, 20,625 issued and outstanding as
      of December 31, 2007 and December 31, 2008)                                        800,250         800,250
   Accumulated deficit                                                               (12,393,830)    (14,861,176)
                                                                                    ------------    ------------
                Total stockholders' equity                                            11,312,036       8,962,324
                                                                                    ------------    ------------
                      Total liabilities and stockholders' equity                    $ 17,469,300    $ 17,278,440
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                Year Ended December 31,
                                                       ------------------------------------------
                                                           2006           2007          2008
                                                       ------------   ------------   ------------
Royalties and fees                                     $  8,084,175   $ 10,411,326   $  7,561,440
Administrative fees and other                                63,072         67,467         48,084
Restaurant revenue                                        1,339,555      1,088,022      1,432,435
                                                       ------------   ------------   ------------
                Total revenue                             9,486,802     11,566,815      9,041,959

Operating expenses:
     Salaries and wages                                   1,278,319      1,642,529      1,366,861
     Trade show expense                                     447,303        554,574        488,012
     Travel expense                                         380,763        527,455        386,018
     Sales commissions                                       72,343        621,928         62,960
     Other operating expenses                               742,104      1,024,399        880,464
     Restaurant expenses                                  1,283,702      1,011,146      1,369,139
Depreciation and amortization                                84,353         96,682         91,736
General and administrative                                1,550,030      1,680,284      1,624,022
                                                       ------------   ------------   ------------
              Operating income                            3,647,887      4,407,818      2,772,747

Interest and other expense                                  776,028        650,802        616,333
                                                       ------------   ------------   ------------
         Income before income taxes from
                   continuing operations                  2,871,859      3,757,016      2,156,414

Income tax expense                                          976,432      1,268,489        733,180
                                                       ------------   ------------   ------------
         Net income from continuing operations            1,895,427      2,488,527      1,423,234

Loss from discontinued operations net of tax benefit
    of  $2,508,433 for 2008                                    --             --        3,824,397
                                                       ------------   ------------   ------------
          Net income (loss)                               1,895,427      2,488,527     (2,401,163)
Cumulative preferred dividends                              163,200        127,116         66,181
                                                       ------------   ------------   ------------
          Net  income (loss) available to common
             stockholders                              $  1,732,227   $  2,361,411   $ (2,467,344)
                                                       ============   ============   ============

Earnings per share - basic:
    Net income from continuing operations              $        .12   $        .14   $        .07
    Net income (loss)                                  $        .12   $        .14   $       (.13)
    Net income (loss) available to common
       stockholders                                    $        .11   $        .13   $       (.13)
Weighted average number of common shares
    outstanding                                          16,405,995     17,675,834     19,213,522

Diluted earnings per share:
    Net income from continuing operations              $        .10   $        .13   $        .07
    Net income (loss)                                  $        .10   $        .13   $       (.12)
Weighted average number of common shares
    outstanding                                          19,702,988     18,973,291     20,147,150

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                       Preferred             Common Stock           Accumulated
                                         Stock          Shares           Amount       Deficit          Total
                                     ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2005            1,978,800      16,322,136      21,021,632    (16,487,470)      6,512,962

2006 net income                                                                        1,895,427       1,895,427

Cumulative preferred
    dividends                                                                           (163,200)       (163,200)

Exercise of employee stock options                         46,250          67,807                         67,807

Amortization of value of employee
    stock options                                                          11,077                         11,077

Exercise of warrants from
    previous debt holders                                 234,275         292,844                        292,844
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2006         $  1,978,800      16,602,661    $ 21,393,360   $(14,755,243)   $  8,616,917

2007 net income                                                                        2,488,527       2,488,527

Cumulative preferred
    dividends                                                                          (127,116)        (127,116)

Exercise of employee stock options                        130,750         143,358                        143,358

Amortization of value of employee
    stock options                                                          26,631                         26,631

Conversion of preferred stock to
    common stock                       (1,178,550)        539,994       1,178,550                             --

Exercise of warrants from
    previous debt holders                                 130,975         163,719                        163,719

Cashless exercise of warrants                           1,783,119                                             --
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2007         $    800,250      19,187,499    $ 22,905,618   $(12,393,832)   $ 11,312,036

2008 net loss                                                                         (2,401,163)     (2,401,163)

Cumulative preferred
    dividends                                                                            (66,181)        (66,181)

Exercise of employee stock options                         15,000          12,450                         12,450

Amortization of value of employee
    stock options                                                          52,682                         52,682

Exercise of warrants from
    previous debt holders                                  10,000          12,500                         12,500

Issuance of common stock                                  200,000          40,000                         40,000
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2008         $    800,250      19,412,499      23,023,250   $(14,861,176)   $  8,962,324
                                     ============    ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                           Year ended December 31,
                                                                  -----------------------------------------
                                                                     2006           2007           2008
                                                                  -----------    -----------    -----------
OPERATING ACTIVITIES
     Net income (loss)                                            $ 1,895,427    $ 2,488,527    $(2,401,163)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               162,543        191,432        183,225
          Non-cash expense from loss on discontinued operations          --             --        2,220,023
          Deferred income taxes                                       976,433      1,268,489        733,180
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                      (536,577)    (1,074,561)       (40,591)
                  Inventories                                           6,155        (94,805)         6,337
                  Prepaid expenses                                   (234,506)      (266,358)       (49,363)
                  Other assets                                        (93,200)      (255,521)        88,673
             Increase (decrease) in:
                 Accounts payable                                    (173,275)       136,519       (158,020)
                                                                  -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                     2,003,532      2,393,722        582,301
                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (33,362)      (107,941)       (16,778)
     Assets held for resale                                            15,532       (312,539)        (2,040)
                                                                  -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                    (17,830)      (420,480)       (18,818)
                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations             (676,469)      (929,484)    (2,501,682)
     Payment of cumulative preferred dividends                       (163,200)      (127,116)       (66,181)
     Payment of principal on outstanding debt                      (1,500,000)    (1,500,000)    (1,500,000)
     Payment received on long-term notes receivable                   173,498        187,898        133,736
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                     --             --        2,964,455
     Proceeds from the exercise of stock options and warrants         360,651        307,076         24,950
                                                                  -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                (1,805,520)    (2,061,627)      (944,722)
                                                                  -----------    -----------    -----------

Increase (decrease) in cash                                           179,650        (88,383)      (381,239)
Cash at beginning of year                                             740,940        920,590        832,207
                                                                  -----------    -----------    -----------
Cash at end of year                                               $   920,590    $   832,207    $   450,968
                                                                  ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The holders of 1,215,000 in liquidation value of preferred stock exchanged their preferred stock for 539,994 shares of common stock in 2007. The holders of warrants to purchase 2,000,000 shares of stock exercised the cashless exercise provisions of the warrants in 2007 and were issued 1,783,119 shares of common stock.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs" and "Noble Roman's Bistro".

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its wholly owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc. (collectively, the "Company"). Inter-company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from five years to 12 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease.

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

Fair Value of Financial Instruments: The Company's current borrowings are at a monthly variable rate tied to LIBOR. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $3.375 million as of March 1, 2009), at an annual interest rate of 8.2%.

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $438,236 with accumulated amortization at December 31, 2006 of $89,487, December 31, 2007 of $156,603 and December 31, 2008 of $207,243.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2008, the net operating loss carry-forward was approximately $30 million which expires between the years 2012 and 2023. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Basic and Diluted Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2006:

                                            Income         Shares     Per-Share
                                          (Numerator)   (Denominator)  Amount

Net income                                $ 1,895,427
Less preferred stock dividends               (163,200)
                                          -----------

Earnings per share - basic
Income available to common
    stockholders                            1,732,227     16,405,995   $   .11

Effect of dilutive securities
    Warrants                                     --        2,251,653
    Options                                      --          138,673
    Convertible preferred stock               163,200        906,667
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $ 1,895,427     19,702,988   $   .10

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2007:

                                            Income         Shares     Per-Share
                                          (Numerator)   (Denominator)  Amount

Net income                                $ 2,488,527
Less preferred stock dividends               (127,116)
                                          -----------

Earnings per share - basic
Income available to common
    stockholders                            2,361,411     17,675,834   $   .13

Effect of dilutive securities
    Warrants                                     --          858,333
    Options                                      --           72,458
    Convertible preferred stock               127,116        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $ 2,488,527     18,973,291   $   .13


The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2008:

                                            Income         Shares     Per-Share
                                          (Numerator)   (Denominator)  Amount

Net loss                                  $(2,401,163)
Less preferred stock dividends                (66,181)
                                          -----------

Loss per share - basic
Loss available to common
    stockholders                           (2,467,344)    19,213,522   $  (.13)

Effect of dilutive securities
    Warrants                                     --          230,660
    Options                                      --          336,302
    Convertible preferred stock                66,181        366,666
                                          -----------     ----------

Diluted loss per share
Loss available to common stockholders
    and assumed conversions               $(2,401,163)    20,147,150   $  (.12)


Note 2:  Accounts and Notes Receivable

In 2008, as a result of the shift in focus to selling non-traditional franchises, discontinuing operating restaurants until a franchisee could be located and a current economic environment, the Company charged off or substantially lowered the carrying value of its receivables. As a result of this reduction, the Company anticipates that substantially all of its receivables, as of December 31, 2008, will be collected and at December 31, 2007 the notes and accounts receivable were shown net of a $656,712 allowance.

Note 3:  Notes Payable

In conjunction with a Settlement Agreement with SummitBridge National Investments, LLC and related entities, Noble Roman's obtained a new six-year term loan, on August 25, 2005, in the principal amount of $9,000,000 requiring principal payments of $125,000 per month plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. On February 4, 2008, the Company entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement dated August 25, 2005 between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3.0 million to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. The unpaid balance on the Amended Note as of December 31, 2008 was $7,125,000. Interest paid on this Note was $569,523 in 2008, $598,211 in 2007 and $721,930
in 2006. The Note's principal amortization is as follows: $1.5 million in 2009, $1.5 million 2010, $1.5 million in 2011, $1.5 million in 2012 and $1.125 million in 2013. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as a prohibition on the payment of dividends, all as defined in the loan agreement. The cumulative (gain) loss difference between interest from the swap contract compared to interest expense on the term loan was ($8,393), ($14,537) and $62,698 for the years ended December 31, 2006, 2007 and 2008, respectively.


Note 4:  Royalties and Fees

Approximately $963,000, $1,221,500 and $353,500 are included in the 2006, 2007 and 2008, respectively, royalties and fees in Consolidated Statement of Operations for initial franchise fees. In addition, the Consolidated Statement of Operations reflects approximately $707,000, $1,537,700 and $104,825 in 2006, 2007 and 2008, respectively, of royalties and fees for the sale of Area Development Agreements. Also included in royalties and fees were approximately $533,856, $891,300 and $397,200 in 2006, 2007 and 2008, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 823 franchised outlets in operation on December 31, 2007 and 829 on December 31, 2008. During that twelve-month period there were 74 new franchised outlets opened and 68 franchised outlets left the system, 18 of which reached the end of their franchise agreement term and 50 of which ceased operation for other reasons.

Note 5:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. All of these leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. The leases provided for a specified annual rental, and some leases called for additional rental based on sales volume over specified levels at that particular location. At December 31, 2008, contingent obligations under non-cancelable operating leases for 2009, 2010, 2011, 2012, 2013 and after 2013 were approximately $113,663, $87,963, $88,863, $89,763,
$90,663 and $187,580, respectively.

The Company has future obligations under current operating leases of $959,830 as follows: due in less than one year $176,255, due in one to three years $374,041, due in three to five years $252,022 and due in more than five years $157,512.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $11,077,883 at December 31, 2007 and $12,853,137 at December 31, 2008, most of which expires between the years 2012 and 2028. In 2006, 2007 and 2008, the Company used deferred benefits to offset its tax expense of $976,432, $1,268,489 and $733,180, respectively, and tax benefits from loss on discontinued operations of $2,508,434 in 2008. The Company reduced its valuation allowance in 2007 by $2,074,253 and in 2008 by $120,975 and reflected that reduction in the discontinued operations. As a result of the tax credits, the Company did not pay any income taxes in 2006, 2007 and 2008. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

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

During 2008, certain warrant holders exercised their warrants to purchase 10,000 shares of common stock and an employee exercised its option to purchase 15,000 shares of common stock.

At December 31, 2008 the Company had outstanding warrants to purchase common stock as follows:

     # Common Shares Represented    Exercise Price    Warrant Expiration Date
               100,000                   $ .75               6/2/2009
             1,000,000                   $ .93              6/30/2011
                50,000                   $ .95              9/26/2010
               600,000                   $ .93              1/24/2011

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2008, the Company had the following employee stock options outstanding:

                    # Common Shares
                      Represented               Exercise Price
                            750                     $1.46
                         20,000                     $1.45
                         40,000                     $ .55
                         46,000                     $ .83
                         20,000                     $1.10
                         58,500                     $2.30
                        465,000                     $ .36

As of December 31, 2008, options for 106,750 shares were exercisable.

The Company had issued and outstanding, on December 31, 2006, Series B Preferred Stock with a liquidation value of $2,040,000 which was convertible, after December 31, 2006, at the option of the holder to common stock at a conversion price of $2.25 per share. During 2007, the holders representing $1,215,000 in liquidation value of the Series B Preferred Stock converted to 539,994 shares of common stock. On December 31, 2007 and December 31, 2008, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000, which provides for cumulative dividends of 8% per annum on the liquidation value. The Company, at its option, may redeem the Series B Preferred Stock after December 31, 2008 at the liquidation value.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options were granted in 2007. The following assumptions were used for grants in 2008:

Expected volatility                 30%
Expected dividend yield             None
Expected term (in years)            5
Risk-free interest rate             3.56%

The following table sets forth the number of options outstanding as of December 31, 2006, 2007 and 2008 and the number of options granted, exercised or forfeited during the year ended December 31, 2007 and the year ended December 31, 2008:

--------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/2006          351,500
--------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/07              0
--------------------------------------------------------------------------------
            Stock options exercised during the year ended 12/31/07     (130,750)
--------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/07      (20,500)
--------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/07            200,250
--------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/08        485,000
--------------------------------------------------------------------------------
            Stock options exercised during the year ended 12/31/08      (15,000)
--------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/08      (20,000)
--------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/08            650,250
---------------------------------------------------------------------===========

Note 8:  Statement of Financial Accounting Standards

The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

Note 9:  Loss from Discontinued Operations

Loss on discontinued operations was $3.8 million in 2008 and none in 2007 and 2006. Losses from discontinued operations of $2.0 million in 2007 and $1.5 million in 2006 were offset by decreasing the valuation allowance for its deferred tax credit. The Company has elected to focus all of its efforts on non-traditional franchises. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. The Company has made the decision to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related thereto. The Company does not expect to generate revenue or incur expenses from the sale of similar products or services to customers of the disposed components. The disposed components were accounted for as discontinued operations since the direct cash flows of the components have been eliminated from the ongoing operations of the Company and the Company will not have any continuing financial involvement in the disposed components.

Note 10:  Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs in the case are all former franchisees of the Company. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that they purchased traditional franchises as a result of certain fraudulent representations by the Defendants and the omission of certain material facts regarding the franchises and seek compensatory and punitive damages. No substantive discovery has yet been completed. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and Preliminary Injunction and Permanent Injunction against a majority of the Plaintiffs. In addition, the Company filed a Motion For Preliminary Injunction against a majority of the Plaintiffs, all of which are former franchisees and the Preliminary Injunction was granted on October 7, 2008. The Plaintiffs were ordered to comply within seven days for the majority of actions required by the injunction and within 14 days for the remainder. None of the Plaintiffs fully complied with the Court's Order and the Company believes several of them only minimally complied. Defendants filed a motion to require full compliance, to show cause why they should not be held in contempt and for attorney's fees as sanctions. The Plaintiffs responded to that motion by filing affidavits by each of the Plaintiffs. After reviewing those affidavits, Defendants filed a Motion To Strike Plaintiff's Fraudulent Affidavits claiming that they neither contained a valid declaration or affirmation nor appeared before a valid notary who administered the oath, although Plaintiffs attorney signed the affidavits as if they had appeared before him, which Defendants claim is a criminal offense. Plaintiffs filed Response to Noble Roman's Motion To Strike Plaintiffs Affidavits by attempting to withdraw the original affidavits and substituting certified affirmations. Defendants have filed a Reply In Support of Motion To Strike Fraudulent Affidavits claiming that Plaintiffs tacitly admitted that the original affidavits were fraudulent by not denying any of the claims in the Motion To Strike but, instead, attempted to file new affidavits. Defendants have subsequently filed a Motion To Revoke David M. Duree's Temporary Admission Pro Hac Vice for committing a criminal offense and filing fraudulent affidavits with the court. The Plaintiffs have filed a motion for sanctions against certain Defendants and their counsel.


Note 11:  Certain Relationships and Related Transactions

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

Douglas Coape-Arnold was paid $79,200 in consulting fees in 2006, $79,200 in consulting fees in 2007 and $79,200 in consulting fees in 2008.

For information with respect to executive compensation, see Item 11 of this report.

Note 12:  Unaudited Quarterly Financial Information

                                                            Quarter Ended
                                          --------------------------------------------------
          2008                            December 31   September 30   June 30      March 31
          ----                            -----------   ------------   -------      --------
                                                 (in thousands, except per share data)
Total revenue                               $ 2,058        $2,212       $2,422       $2,350
Operating income                                758           612          761          641
Income from continuing operations
   before income taxes                          609           461          599          487
Net income from continuing operations           402           305          395          321
Loss from discontinued operations             3,824          --           --           --
Net income (loss)                            (3,422)          305          395          321
Net income from continuing operations
   per common share
        Basic                                   .02           .02          .02          .02
        Diluted                                 .02           .02          .02          .02
Net income (loss) per common share
        Basic                                  (.18)          .02          .02          .02
        Diluted                                (.17)          .02          .02          .02


                                                            Quarter Ended
                                          --------------------------------------------------
          2007                            December 31   September 30   June 30      March 31
          ----                            -----------   ------------   -------      --------
                                                 (in thousands, except per share data)
Total revenue                               $ 2,673        $2,959       $3,080       $2,855
Operating income                                738         1,198        1,233        1,239
Income before income taxes                      591         1,035        1,066        1,065
Net income                                      389           693          704          703
Net income per common share

        Basic                                   .02           .04          .04          .04
        Diluted                                 .02           .03          .04          .04

                         [LETTERHEAD OF SOMERSET CPAs]


             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of NOBLE ROMAN'S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
March 19, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.

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

The Public Company Accounting Oversight Board's Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 9B.  OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
          CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

              Name              Age     Positions with the Company
              ----              ---     --------------------------

     Paul W. Mobley              68     Chairman of the Board, Chief Executive
                                         Officer, Chief Financial Officer
     A. Scott Mobley             45     President, Secretary and Director
     Douglas H. Coape-Arnold     63     Director
     Troy Branson                45     Executive Vice President of Franchising
     Mitchell Grunat             56     Vice President of Franchise Services
     Michael B. Novak            51     Vice President of Product Development,
                                         Purchasing and Distribution
     James D. Bales              39     Vice President of Operations

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

James D. Bales has been Vice President of Operations since March 2008. Prior to becoming Vice President of Operations, Mr. Bales held various positions with the Company beginning in March 2004. Prior to joining the Company, Mr. Bales had 15 years management experience in operations and marketing where he held various positions with TCBY starting in 1989 as a General Manager of 17 TCBY stores owned by a franchisee of TCBY. Mr. Bales joined the parent company of TCBY in 1996 and held various positions before leaving that Company at the end of 2003. The last position was with Mrs. Fields Famous Brands, the parent company of TCBY, as Vice President of Operations, Eastern U.S. Region, Western U.S. Region and National Accounts. Mr. Bales attended Northern Kentucky University for Graphic Design and Inver Hills Community College for Business Management.

Section l6(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely on a review of the copies of reports of ownership and changes in ownership of the Company's common stock, furnished to the Company, the Company believes that during 2007 and 2008 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal year ended December 31, 2008.


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

The Company has long-term employment contracts with the Chairman/CEO and with the President of the Company, which guide the compensation level for those individuals. These contracts were established a number of years ago in connection with negotiations for financing transactions and with certain significant shareholders at the time. They were established in such a way that the compensation level increases over time.

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

Elements of Compensation and How Those Elements Are Designed:

Base Salary - The base salary is the essential element of the Company's executive compensation. It is established to match the individual's responsibilities and their ability to influence the Company's achievements and to be competitive. The Company establishes an executive's initial base salary based upon a general knowledge of the base salaries paid to officers in similar positions at companies that we believe compete with us for executive talent. There is no set group of companies that has consistently been considered by us in setting initial base salaries nor are there any formal guidelines as to the relationship that the initial base salary of a newly hired executive should have to the base salaries of similar executives in any other company or group of companies.

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

Employee Stock Options - The Company maintains an employee stock option plan for our employees and officers that is designed to motivate the executive officers to increase shareholder value and to allow executive officers to benefit from increased shareholder value. Any employees or officers of the company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have an exercise price equal to the fair market value of the stock on the date of grant and a three-year vesting period and will expire ten years after the date of grant. The vesting period for exercising is intended to provide additional incentive for longevity with the Company. Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

How the Company Determines the Amount of Each Element of Compensation:

The base salary of the Chairman/CEO and President of the Company is determined by long-term contracts which provide for a 6% annual increase. The base salary of other executive officers is determined by the Chairman/CEO and President based on recent performance of each of the other executive officers. For fiscal 2008 our Chairman/CEO received a pay increase of $14,000, to $439,000 from his base salary of $425,000 for fiscal 2007. The Chairman/CEO elected not to take the full amount of base salary increase that was provided for in his employment contract in either of the last three years and he has voluntarily reduced his salary for 2009 to $400,000, which is $92,000 below the contract amount. Our President received a pay increase in 2008 of $17,290, to $306,132 from his base salary of $288,842 for fiscal 2007. The President/COO voluntarily chose not to take the increase in 2009 as the contract calls for. Mr. Branson's base salary was $100,000 in both 2007 and 2008. Mr. Grunat's base salary was $156,000 in 2007 and $159,846 in 2008. Mr. Bales' base salary was $85,208 in 2007 and $108,096 in 2008.

Employee stock options are granted to executive officers based on recent performance of those executive officers and the Company's desire to motivate those executive officers to increase shareholder value, as recommended by the Chairman/CEO and President, and approved by the Board of Directors. The amount of gain realized from prior compensation awards is not considered in setting current compensation awards. In fiscal 2008, employee stock options were granted to eight employees in the total amount of 465,000 shares and none were granted in 2007.

The Company currently has a non-equity incentive arrangement with our President under which he may earn additional compensation if the Company's net income increases for a given fiscal year as compared to the immediately prior fiscal year. For the purposes of this calculation we exclude any one-time gains or gains or losses from discontinued operations. For fiscal 2008 our net income decreased from fiscal 2007, therefore, the President did not earn any additional compensation during fiscal 2008.

The Company also currently has a non-equity incentive arrangement with our Executive Vice President of Franchising under which he may earn additional compensation. His compensation is based on 2.5% of all royalty and fee revenue associated with franchising less the direct expenses of those activities excluding any administrative cost. The net revenue for this activity under this calculation in 2008 was $3,493,276, therefore, our Executive Vice President of Franchising earned $87,332 of additional compensation for fiscal 2008.

How Each Element of the Company's Decisions Regarding Compensation Fit Into the Company's Overall Compensation Objectives:

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


                       Summary Compensation Table for 2008
                       -----------------------------------

     The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer and Chief Financial Officer and the three other highest paid executive officers of the Company, the only executive officers whose total compensation exceeded $100,000 for 2008.

                                                                            Non-Equity
                                                                            Incentive        Option          Total
         Name and Principal Position               Year        Salary      Compensation      Awards1     Compensation
Paul Mobley                                        2008       $439,000       $   --         $   --         $439,000
    Chairman of the Board                          2007       $425,000       $   --         $   --         $425,000
                                                   2006       $404,000       $   --         $   --         $404,000

A. Scott Mobley                                    2008       $306,132       $   --         $ 18,245       $324,377
    President and Secretary                        2007       $288,842       $ 95,875       $ 11,610       $396,327
                                                   2006       $269,330       $ 33,323       $ 11,610       $314,263

                                                                            Non-Equity
                                                                            Incentive        Option          Total
         Name and Principal Position               Year        Salary      Compensation      Awards1     Compensation
Troy Branson                                       2008       $100,000       $ 87,332       $  6,178       $193,510
    Executive Vice President of  Franchising       2007       $100,000       $132,965       $  4,644       $237,609
                                                   2006       $100,000       $107,606       $  4,644       $212,250

Mitchell Grunat                                    2008       $159,846       $   --         $  5,057       $164,903
    Vice President of Franchise Services           2007       $156,000       $   --         $  4,644       $160,644
                                                   2006       $156,000       $   --         $  4,644       $160,644

Jim Bales                                          2008       $108,096       $   --         $  2,241       $110,337
    Vice President of Operations                   2007       $ 85,208       $   --         $   --         $ 85,208

(1) These amounts represent the dollar amounts recognized for financial statement reporting purposes in 2006, 2007 and 2008 with respect to the option awards included in the Company's consolidated financial statements for 2006, 2007 and 2008 per SFAS 123(R).

The Summary Compensation Table includes the grant date fair value for fiscal 2006, 2007 and 2008 for stock options granted to the named executive officers under the Company's employee stock option plan. The Company determines the grant date fair value of stock options based on the principles described in Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). See Note 7 to the Company's Consolidated Financial Statements for a discussion of the Company's determination of the grant date fair value of stock options.

The Company expects all stock options outstanding at December 31, 2008, to vest.

                      Grants of Plan-Based Awards for 2008
                      ------------------------------------

                                                                     All Other
                                                                      Option
                                                                      Awards:
                                                                      Number      Exercise or
                                   Estimated Future Payouts under       of        Base Price    Grant Date
                                  Non-Equity Incentive Plan Awards  Securities     of Option    Fair Value
                         Grant                                      Underlying       Awards     of Option
       Name              Date     Threshold    Target     Maximum   Options (#)      ($/Sh)     Awards ($)
Paul W. Mobley             --         --         --         --          --            --

A. Scott Mobley         3/24/08       --         --         --       175,000       $    .36      $ 39,375

Troy Branson            3/24/08       --      $87,332 (1)   --        50,000       $    .36        11,250

Mitch Grunat            3/24/08       --         --         --        30,000       $    .36         6,750

Doug Coape-Arnold       3/24/08       --         --         --        90,000       $    .36        20,250

Jim Bales               3/24/08       --         --         --        40,000       $    .36         9,000

(1) Represents non-equity incentive compensation paid to Mr. Branson based on royalty and fee income generated from franchise activities less expenses directly relating to the franchise activity not including administrative expense.

(2) The Company had no threshold or maximum amounts for the non-equity incentive compensation for Mr. Branson.

The number of options granted to the President was determined by the Chairman/CEO and approved by the Board of Directors. The number of options granted to the other executive officers was determined by the Chairman/CEO and President and approved by the Board of Directors. In considering whether or not to issue options, many factors were taken into account such as individual performance of the grantee, recent performance of the Company, the progress of the Company relative to the Company's plans and the overall performance of the Company's stock.

In determining the number of option grants, such factors as number of new franchises awarded, overall profitability of the Company and achievement of the Company's plans were all considered. There were no definitive benchmarks for the award of options.

Employment Agreements
---------------------

Mr. Paul Mobley has an employment agreement with the Company which fixes his base compensation at $492,484 per year for 2009 although Mr. Mobley has voluntarily reduced his base compensation to $400,000 for 2009, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is seven years and automatically renews each year for a seven-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

Mr. A. Scott Mobley has an employment agreement with the Company which fixes his base compensation at $325,208 per year for 2009 although Mr. Mobley has voluntarily reduced his base compensation to $306,800 for 2009, provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile, health and accident insurance similar to that provided other employees, and life insurance in an amount related to his base salary. The initial term of the agreement is five years and automatically renews each year for a five-year period unless the Board takes specific action to not renew. The agreement is terminable by the Company for just cause as defined in the agreement.

                  Outstanding Equity Awards at Fiscal Year-End
                  --------------------------------------------

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2008.

--------------------------------------------------------------------------------------------------------------

                                                     Option Awards
--------------------------------------------------------------------------------------------------------------

                          Number of Securities     Number of Securities
                         Underlying Unexercised   Underlying Unexercised    Option Exercise  Option Expiration
                        Options (#) Exercisable  Options (#) Unexercisable     Price ($)           Date
          Name
--------------------------------------------------------------------------------------------------------------
Paul W. Mobley                   20,000                                          $ .55            8/7/12
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
A. Scott Mobley                  20,000                                          $ 1.45           12/1/10
--------------------------------------------------------------------------------------------------------------
                                 20,000                                          $ .55            8/7/12
--------------------------------------------------------------------------------------------------------------
                                 20,000                                          $ .83           12/22/14
--------------------------------------------------------------------------------------------------------------
                                                          25,000                 $ 2.30           8/28/16
--------------------------------------------------------------------------------------------------------------
                                                          175,000                $  .36           3/24/18
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Troy Branson                                              10,000                 $ 2.30           8/28/16
--------------------------------------------------------------------------------------------------------------
                                                          50,000                 $  .36           3/24/18
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Mitchell Grunat                  10,000                                          $ .83           12/22/14
--------------------------------------------------------------------------------------------------------------
                                                          10,000                 $ 2.30           8/28/16
--------------------------------------------------------------------------------------------------------------
                                                          30,000                 $  .36           3/24/18
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Jim Bales                                                 40,000                 $  .36           3/24/18
--------------------------------------------------------------------------------------------------------------

All options listed above vested or will vest three years after the date of the grant, and expire ten years after the grant date.

                        Option Exercises and Stock Vested
                        ---------------------------------

    ---------------------------------------------------------------------
                                            Option Awards
    ---------------------------------------------------------------------
                              Number of Shares         Value Realized on
         Name             Acquired on Exercise (#)       Exercise ($)
    ---------------------------------------------------------------------
    Troy Branson                  15,000                      9,300
    ---------------------------------------------------------------------


                      Director Compensation
                      ---------------------

------------------------------------------------------------------------

                          Fees Earned
                            or Paid     Option     All Other
                            in Cash     Awards    Compensation    Total
         Name                 ($)         ($)         ($)          ($)
------------------------------------------------------------------------

Douglas H. Coape-Arnold        --       $9,675       $79,200     $88,875
------------------------------------------------------------------------

The Company has engaged Mr. Coape-Arnold as a consultant and does not separately compensate him for his service as a director. Mr. Coape-Arnold was paid $79,200 in consulting fees in 2006, $79,200 in consulting fees in 2007, and $79,200 in consulting fees in 2008.

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

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

                  The Board of Directors of Noble Roman's, Inc.

                                 Paul W. Mobley
                                 A. Scott Mobley
                             Douglas H. Coape-Arnold


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 1, 2009 there were 19,412,499 shares of the Company's common stock outstanding and 25,000,000 shares are authorized. The following table sets forth the amount and percent of the Company's common stock beneficially owned on March 1, 2009 by (i) each director and named executive officer individually,
(ii) each beneficial owner of more than five percent of the Company's outstanding common stock known to the Company and (iii) all executive officers and directors as a group:

       Name and Address                                   Amount and Nature             Percent of Outstanding
      of Beneficial Owner                              of Beneficial Ownership (1)      Voting Common Stock (2)
      -------------------                              ---------------------------      -----------------------
     Paul W. Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN   46204                           3,156,035 (3)                        15.5%

     A. Scott Mobley
           One Virginia Avenue, Suite 800
           Indianapolis, IN  46204                            1,116,103 (4)                         5.6%

     Geovest Capital Partners, L.P.
           750 Lexington Avenue, 25th Floor
           New York, N.Y.  10022                                685,000 (5)                         3.5%

     James W. Lewis
           335 Madison Ave., Suite 1702
           New York, N.Y.  10017                              1,909,580 (6)                         9.8%

     Douglas H. Coape-Arnold
           750 Lexington Avenue, 25th Floor
           New York, N.Y.  10022                                250,000 (7)                         1.3%

       Name and Address                                   Amount and Nature             Percent of Outstanding
      of Beneficial Owner                              of Beneficial Ownership (1)      Voting Common Stock (2)
      -------------------                              ---------------------------      -----------------------
     Troy Branson
           One Virginia Avenue, #800
           Indianapolis, IN  46204                               80,100                               -

     Mitchell Grunat
           One Virginia Avenue, #800
           Indianapolis, IN  46204                               10,000 (8)                           -

     Zyville E. Lewis
           456 N. Maple Street
           Greenwich, CT  06830                               1,145,396                             5.9%

     Special Situations Fund III QP, L.P.
           527 Madison Avenue, Suite 2600
           New York, NY   10023                               1,341,850 (9)                         6.1%

     Robert P. Stiller
           33 Coffee Lane
           Waterbury, VT 05676                                3,830,000 (10)                       19.7%

     Timothy Riley
           34 Hedge Brook Lane
           Stamford, CT  06903                                1,060,900 (11)                        5.5%

     All Executive Officers and
           Directors as a Group (5 Persons)                   4,612,238                            21.9%

----------

(1) All shares owned directly with sole investment and voting power, unless otherwise noted.

(2) The percentage calculations are based upon 19,197,499 shares of the Company's common stock, eligible to vote, issued and outstanding as of March 1, 2009 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable currently or within 60 days of March 1, 2009.

(3) The total includes a warrant to purchase 600,000 shares of common stock at an exercise price of $.93 per share which expires June 30, 2011, a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 which expires January 24, 2011 and 20,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.55 per share.

(4) The total includes 60,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $1.45 per share for 20,000 shares, $.55 per share for 20,000 shares and $.83 per share for 20,000 shares. Also includes a warrant to purchase 300,000 shares of common stock at an exercise price of $.93 per share which expires June 30, 2011, and a warrant to purchase 200,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

(5) Based on a Form 4 filed June 20, 2007, by Geovest Capital Partners, LP. Douglas H. Coape-Arnold is Managing Partner of Geovest Capital Partners, LP, however, Mr. Coape-Arnold disclaims beneficial ownership of such shares beyond his interest in Geovest Capital Partners.

(6) This total includes 138,580 shares of common stock owned by James Lewis Family Investments LP, 220,000 shares of common stock owned by James W. Lewis MPPP and 200,000 shares owned by Geometry Asset Management, Inc.

(7) This total includes a warrant to purchase 100,000 shares of common stock at an exercise price of $.93 per share which expires June 30, 2011 and a warrant to purchase 100,000 shares of common stock at an exercise price of $.93 per share which expires January 24, 2011.

(8) This total includes 10,000 shares of common stock subject to options granted under an employee stock option plan which are currently exercisable at $.83 per share for 10,000 shares.

(9) Based on a Schedule 13G filed February 13, 2008, by Austin W. Marxe and David M. Greenhouse as Investment Managers of Special Situations Fund III QP, L.P.

(10) Based on a Schedule 13G filed February 17, 2009, by Robert P. Stiller.

(11) Based on a Schedule 13G filed August 8, 2008, by Timothy Riley.


Equity Compensation Plan Benefit Information
--------------------------------------------

     The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                                  Number of Securities to       Weighted-average       equity compensation
                                  be issued upon exercise      exercise price of         plans (excluding
                                  of outstanding options,     outstanding options,    securities reflected in
                                    warrants and rights       warrants and rights           column (a))
          Plan Category                     (a)                       (b)                      (c)
        ---------------------     -----------------------     --------------------   ------------------------
Equity compensation plans approved
 by stockholders                            --                      $  --                       --

Equity compensation plans not
 approved by stockholders                650,250                    $ .64                       (1)

Total                                    650,250                    $ .64                       --

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

The Company has reviewed all transactions to which the Company and certain officers and directors of the Company are a party or have a financial interest. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company's disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Board of Directors has determined that there were no transactions since January 1, 2007 that are required to be disclosed under this item. In making this determination the Board of Directors examined consulting fees and interest on Participating Income Notes paid to directors and determined that these items were not required to be disclosed due to the amount of the payments.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset CPAs during the year 2007 and 2008.

                                        Fiscal Year Ended    Fiscal Year Ended
                                        December 31, 2008    December 31, 2007
                                        -----------------    -----------------

     Audit Fees and Review Fees (1)          $78,000              $71,000

----------
(1) Audit Fees consist of fees rendered for professional services rendered by Somerset CPAs for the audit of our financial statements included in our Forms 10-K for the years ended December 31, 2007 and 2008 and the review of the unaudited financial statements included in our quarterly reports during 2007 and 2008.

The engagement of Somerset CPAs, P.C., Certified Public Accountants, for conducting the audit of the Company's financial statements for the years ended December 31, 2008, 2007 and 2006, and for the review of its financial statements included in its Form 10-Q's during the year 2007 and 2008, was pre-approved by the Company's Board of Directors. Somerset CPAs, P.C. has not been engaged by the Company to perform any services other than audits of the Company's financial statements and reviews of its Form 10-Qs. The Board of Directors does not have a pre-approval policy with respect to work performed by the Company's independent auditor.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of Noble
     Roman's, Inc. and subsidiaries are included in Item 8:                Page
                                                                           ----

     Consolidated Balance Sheets - December 31, 2007 and 2008                21

     Consolidated Statements of Operations - years ended December 31,
     2006, 2007 and 2008                                                     22

     Consolidated Statements of Changes in Stockholders' Equity - years
     ended December 31, 2006, 2007 and 2008                                  23

     Consolidated Statements of Cash Flows - years ended December 31,
     2006, 2007 and 2008                                                     24

     Notes to Consolidated Financial Statements                              25

     Report of Independent Registered Accounting Firm. - Somerset CPAs, P.C. 36

     Exhibits


Exhibit
Number                                               Description

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


                                     NOBLE ROMAN'S, INC.


 Date:    March 19, 2009             By: /s/ Paul W. Mobley
          --------------                 ---------------------------------------
                                     Paul W. Mobley, Chief Executive Officer and
                                     Chief Financial Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     March 19, 2009                 /s/  Paul W. Mobley
          --------------                 ---------------------------------------
                                         Paul W. Mobley
                                         Chairman of the Board and Director



Date:     March 19, 2009                 /s/  A. Scott Mobley
          --------------                 ---------------------------------------
                                         A. Scott Mobley
                                         President and Director



Date:     March 19, 2009                 /s/  Douglas H. Coape-Arnold
          --------------                 ---------------------------------------
                                         Douglas H. Coape-Arnold
                                         Director