Form 10-Q
period 2009-03-31
NOBLE ROMANS INC
filed 2009-05-11
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009

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

     One Virginia Avenue, Suite 300
           Indianapolis, Indiana                                 46204
(Address of principal executive offices)                      (Zip Code)

                                 (317) 634-3377
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                                Accelerated Filer [ ]
Non-Accelerated Filer   [ ]                        Smaller Reporting Company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 7, 2009, there were 19,412,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

      The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2008
            and March 31, 2009 (unaudited)                                Page 3

         Condensed consolidated statements of operations for the
            three months ended March 31, 2008 and 2009 (unaudited)        Page 4

         Condensed consolidated statements of changes in
            stockholders' equity for the three months ended
            March 31, 2009 (unaudited)                                    Page 5

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 2008 and 2009  (unaudited)       Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                            December 31,      March 31,
                                                                                2008            2009
                                                                            ------------    ------------
                                             Assets
Current assets:
   Cash                                                                     $    450,968    $    330,396
   Accounts and notes receivable - net                                         1,046,545       1,282,705
   Inventories                                                                   223,024         236,872
   Assets held for resale                                                        242,690         242,690
   Prepaid expenses                                                              222,095         208,379
   Current portion of long-term notes receivable                                   5,810          33,926
   Deferred tax asset - current portion                                        1,050,500       1,050,500
                                                                            ------------    ------------
           Total current assets                                                3,241,632       3,385,468
                                                                            ------------    ------------

Property and equipment:
   Equipment                                                                   1,206,979       1,225,364
   Leasehold improvements                                                         96,512          96,512
                                                                            ------------    ------------
                                                                               1,303,491       1,321,876
   Less accumulated depreciation and amortization                                821,422         840,760
                                                                            ------------    ------------
          Net property and equipment                                             482,069         481,116
Deferred tax asset (net of current portion)                                   11,802,637      11,529,282
Other assets including long-term portion of notes receivable                   1,752,102       1,733,219
                                                                            ------------    ------------
                      Total assets                                          $ 17,278,440    $ 17,129,085
                                                                            ============    ============

                                Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                $  1,500,000    $  1,500,000
   Accounts payable and accrued expenses                                       1,191,116       1,001,419
                                                                            ------------    ------------
                Total current liabilities                                      2,691,116       2,501,419
                                                                            ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                               5,625,000       5,250,000
                                                                            ------------    ------------
                Total long-term liabilities                                    5,625,000       5,250,000
                                                                            ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499
       issued and outstanding as of December 31, 2008 and March 31, 2009)     23,023,250      23,038,467
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2008 and March 31, 2009)                   800,250         800,250
   Accumulated deficit                                                       (14,861,176)    (14,461,051)
                                                                            ------------    ------------
                Total stockholders' equity                                     8,962,324       9,377,666
                                                                            ------------    ------------
                      Total liabilities and stockholders' equity            $ 17,278,440    $ 17,129,085
                                                                            ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2008           2009
                                                    -----------    -----------
Royalties and fees                                  $ 1,948,153    $ 1,759,614
Administrative fees and other                            13,441         12,563
Restaurant revenue                                      388,841        118,891
                                                    -----------    -----------
               Total revenue                          2,350,435      1,891,068

Operating expenses:
     Salaries and wages                                 381,092        274,149
     Trade show expense                                 123,473         75,617
     Travel expense                                     113,581         44,532
     Sales commissions                                   31,688          3,627
     Other operating expenses                           237,474        191,949
     Restaurant expenses                                374,426        118,023
Depreciation and amortization                            25,318         19,338
General and administrative                              422,302        353,402
                                                    -----------    -----------
              Total expenses                          1,709,355      1,080,637
                                                    -----------    -----------
              Operating income                          641,080        810,431

Interest and other expense                              154,064        120,315
                                                    -----------    -----------
              Income before income taxes                487,016        690,116

Income tax expense                                      165,586        273,355
                                                    -----------    -----------
              Net income                                321,431        416,761

              Cumulative preferred dividends             16,636         16,636
                                                    -----------    -----------

              Net income available to common
                   stockholders                     $   304,795    $   400,125
                                                    ===========    ===========


Earnings per share - basic:
     Net income                                     $       .02    $       .02
     Net income available to common stockholders            .02            .02
Weighted average number of common shares
      outstanding                                    19,196,395     19,412,499


Diluted earnings per share:
     Net income                                     $       .02    $       .02
Weighted average number of common shares
     outstanding                                     20,297,994     19,854,863

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                      Preferred               Common Stock             Accumulated
                                        Stock            Shares           Amount         Deficit           Total
                                     ------------     ------------     ------------    ------------     ------------
Balance at December 31, 2008         $    800,250       19,412,499     $ 23,023,250    $(14,861,176)    $  8,962,324

Net income for three months ended
    March 31, 2009                                                                          416,761          416,761

Cumulative preferred
    dividends                                                                               (16,636)         (16,636)

Amortization of value of employee
    stock options                                                            15,217                           15,217
                                     ------------     ------------     ------------    ------------     ------------

Balance at March 31, 2009            $    800,250       19,412,499     $ 23,038,467    $(14,461,051)    $  9,377,666
                                     ============     ============     ============    ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2008             2009
                                                                 -----------     -----------
OPERATING ACTIVITIES
     Net income                                                  $   321,431     $   416,761
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                           45,493          46,929
              Deferred income taxes                                  165,586         273,355
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                 (287,731)       (236,160)
                      Inventories                                    (19,371)        (13,848)
                      Prepaid expenses                               (55,094)         13,716
                      Other assets                                    (4,652)        (23,025)
                Increase (decrease) in:
                     Accounts payable and accrued expenses           (43,337)         26,228
                                                                 -----------     -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES            122,325         503,956
                                                                 -----------     -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (2,106)        (18,385)
     Investment in assets held for resale                           (536,365)           --
                                                                 -----------     -----------
              NET CASH USED IN INVESTING ACTIVITIES                 (538,471)        (18,385)
                                                                 -----------     -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations             (70,996)       (215,925)
     Payment of cumulative preferred dividends                       (16,636)        (16,636)
     Payment of principal on outstanding debt                       (375,000)       (375,000)
     Payments received on long-term notes receivable                  49,362           1,418
     Proceeds from additional borrowing less issuance cost         2,975,024            --
     Proceeds from the exercise of stock options and warrants         12,500            --
                                                                 -----------     -----------
              NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES                                      2,574,254        (606,143)
                                                                 -----------     -----------

Increase (decrease) in cash                                        2,158,108        (120,572)
Cash at beginning of period                                          832,207         450,968
                                                                 -----------     -----------
Cash at end of period                                            $ 2,990,315     $   330,396
                                                                 ===========     ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                           $   132,141     $   114,311

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Note 2 - Royalties and fees include $135,500 and $28,600 for the three-month periods ended March 31, 2008 and 2009, respectively, of initial franchise fees. Royalties and fees include $110,475 and $56,023 for the three-month period ended March 31, 2008 and 2009, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,702,178 and $1,674,991 for the three-month periods ended March 31, 2008 and 2009, respectively. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2009:

                                                     Income        Shares      Per-Share
                                                   (Numerator)  (Denominator)   Amount
        Net income                                 $  416,761     19,412,499    $   .02
        Less preferred stock dividends                (16,636)
                                                   ----------

        Earnings per share - basic
        Income available to common stockholders       400,125                       .02

        Effect of dilutive securities
            Warrants                                                       0
            Options                                                   75,698
            Convertible preferred stock                16,636        366,666
                                                   ----------     ----------

        Diluted earnings per share
        Income available to common stockholders
            and assumed conversions                $  416,761     19,854,863    $   .02

Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs in the case are former franchisees of the Company's traditional location format. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendant's induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. No substantive discovery has yet been completed. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and moved to obtain Preliminary and Permanent Injunctions against a majority of the Plaintiffs to remedy the Plaintiff's continuing breaches of the applicable franchise agreements. The Company's Motion for Preliminary Injunction was granted in October 2008. The Company has asserted that none of the preliminarily enjoined Plaintiffs fully complied with the Court's Order and that several of them only minimally complied. Accordingly, the Company filed a Motion to Require Full Compliance and To Show Cause why they should not be held in contempt and for attorney's fees as sanctions.

The company subsequently filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiff's counsel, for filing fraudulent affidavits with the Court. The Court granted this motion on March 31, 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice, and struck the fraudulent affidavits. The Court has granted Plaintiff's Motion for Continuance until May 14, 2009 to allow time for them to engage new counsel.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

The Company sells and services franchises for non-traditional and stand-alone foodservice operations under the trade names "Noble Roman's Pizza," "Tuscano's Italian Style Subs" and "Noble Roman's Bistro." The Company believes the attributes of these concepts include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

Noble Roman's Pizza
-------------------

Superior quality that our customers can taste - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been designed with a view to producing superior results. We believe the following make our products unique:

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

The Company carefully developed nearly all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout most of the continental United States. We believe this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and require relatively low amounts of labor.

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


Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With a very weak retail economy, and with the severe dislocations in the lending markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Though focusing on non-traditional franchise expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

With the major focus being on non-traditional franchising, the Company's requirements for overhead and operating cost are reduced. In addition, during December 2008 the Company discontinued operating restaurants, by selling all but two of the restaurants to be operated as franchises, which also substantially reduced the Company's requirements for overhead and operating cost for the foreseeable future. The Company does intend to continue operating the two locations that it uses for testing and demonstration purposes. This change has allowed for a more complete focus on selling and servicing franchises to capitalize on the attractive opportunity the Company believes it has for increased unit growth in non-traditional franchises.

Enhance Product Offerings. To augment the Company's sales opportunities within non-traditional venues, it introduced the Noble Roman's Bistro service system in October 2008. As an addition to the other service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro was designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month period ended March 31, 2008 and 2009, respectively.

                                                      Three Months Ended
                                                           March 31,
                                                  2008                 2009
                                                 -------              -------
Royalties and fees                                82.9 %               93.0 %
Administrative fees and other                       .6                   .7
Restaurant revenue                                16.5                  6.3
                                                 -------              -------
     Total revenue                               100.0 %              100.0 %
Operating expenses:
     Salaries and wages                           16.2                 14.5
     Trade show expense                            5.3                  4.0
     Travel expense                                4.8                  2.3
     Sales commissions                             1.3                   .2
     Other operating expense                      10.1                 10.2
     Restaurant expenses                          15.9                  6.2
Depreciation and amortization                      1.1                  1.0
General and administrative                        18.0                 18.7
                                                 -------              -------
     Total expenses                               72.7                 57.1
                                                 -------              -------
     Operating income                             27.3 %               42.9 %

Interest and other expense                         6.6                  6.4
                                                 -------              -------
     Income before income taxes                   20.7 %               36.5 %

Income tax expense                                 7.0                 14.5
                                                 -------              -------
     Net income                                   13.7 %               22.0 %
                                                 =======              =======

Results of Operations
---------------------

Three-Month Periods Ended March 31, 2008 and 2009

Total revenue decreased from $2.4 million to $1.9 million for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was primarily the result of selling fewer franchises and less equipment commissions in the period ended March 31, 2009 compared to the corresponding period in 2008. Restaurant revenue also decreased $270,000 as the Company operated fewer restaurants in the 2009 period.

Royalties and fees include $135,500 and $28,600 for the three-month periods ended March 31, 2008 and 2009, respectively, of initial franchise fees. Royalties and fees include $110,475 and $56,023 for the three-month periods ended March 31, 2008 and 2009, respectively, of equipment commissions. Royalties and fees, less the initial franchise fees and equipment commissions were $1,702,178 and $1,674,991 for the three-month periods ended March 31, 2008 and 2009, respectively.

Restaurant revenues decreased from $388,841 to $118,891 for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of the Company discontinuing operating restaurants in December 2008. The Company plans to continue operating two restaurants used for training and demonstration purposes.

Salaries and wages decreased from 16.2% of total revenue to 14.5% of total revenue for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of a reduction in staff due to the Company's decision to discontinue operating restaurants pending refranchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction was partially offset by the decrease in revenue as a result of opening fewer new franchises.

Trade show expenses decreased from 5.3% of total revenue to 4.0% of total revenue for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of scheduling fewer trade shows by eliminating all events focused on franchises for traditional locations. The reduction was partially offset by the decrease in revenue as a result of opening fewer new franchises.

Travel expenses decreased from 4.8% of total revenue to 2.3% of total revenue for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Actual travel expense decreased from $114,000 to $45,000 for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of the Company's strategy to grow by concentrating its efforts in franchising non-traditional locations which require less on-site support than franchising in traditional locations. The reduction was partially offset by the decrease in revenue as a result of opening fewer new franchises.

Sales commissions decreased from 1.3% to .2% of total revenue for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of fewer franchise sales.

Other operating expenses increased, as a percentage of total revenue, from 10.1% to 10.2% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Actual operating expenses decreased from $237,000 to $192,000. The reduction in operating expenses was offset by the decrease in revenue. This decrease was due to the Company's decision to discontinue operating restaurants pending refranchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations.

Restaurant expenses decreased as a percentage of total revenue from 15.9% to 6.2% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of the Company discontinuing operating restaurants, except for the two restaurants used for training and demonstration purposes, in December 2008.

General and administrative expenses increased as a percentage of total revenue from 18.0% to 18.7% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Actual general and administrative expense decreased from $422,000 to $353,000 for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of the Company's commitment to reducing overhead offset by the decrease in revenue as a result of opening fewer new franchises.

Total expenses decreased as a percentage of total revenue from 72.7% to 57.1% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Actual expenses decreased from $1,709,000 to $1,081,000 for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was due to the Company's decision to discontinue operating restaurants pending refranchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations.

Operating income increased as a percentage of total revenue from 27.3% to 42.9% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. The primary reason for this increase was the reduction in overhead as a result of the Company's decision to discontinue operating restaurants pending refranchising, and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises. Actual operating income increased from $641,000 to $810,000, or 26.4%, for the three-month period ended March 31, 2009 compared to the corresponding period in 2008.

Interest expense decreased as a percentage of total revenue from 6.6% to 6.4% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Actual interest expense decreased from $154,000 to $120,000 for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease was the result of a combination of a decrease in notes payable outstanding and lower interest rates.

Net income increased from $321,000 to $417,000, or 29.7%, for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. The primary reason for this increase was the reduction in overhead as a result of the Company's decision to discontinue operating any restaurants, except for the two locations the Company operates for testing and demonstration purposes, and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises.


Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating largely on franchising new non-traditional locations. The Company increased its focus on selling additional franchises for non-traditional locations and created the Noble Roman's Bistro service system as an attempt to broaden the appeal to additional types of locations and operations, and to accelerate the non-traditional growth. In addition, the Company has discontinued operating any restaurants except for the two locations the Company operates for testing and demonstration purposes. This change has allowed the Company to reduce operating expenses and overhead. This strategy does not require significant capital investments.

The Company's current ratio increased slightly in the first quarter of 2009 due to profitable operations. The deferred tax asset increased, by the tax benefit, as a result of the loss on discontinued operations recorded in 2008. The Company does not expect to report any loss on discontinued operations in 2009.

In order to intensify focus on non-traditional franchising and withdraw from temporarily operating restaurants, the Company sold the excess restaurants to be operated as franchises, which reduced the Company's requirement for overhead and operating cost. As a result of this strategy, the Company did exceed its plan for the first quarter 2009 consistent with the plans for 2009 as announced in the Form 10-Q for the quarterly period ended September 30, 2008.

As a result of the Company's strategy and cash flow expected to be generated from operations in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2009, the Company had outstanding interest-bearing debt in the aggregate principal amount of $6.75 million. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of May 1, 2009 of $6.5 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $30,300 over the succeeding twelve-month period.


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


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs in the case are former franchisees of the Company's traditional location format. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendant's induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. No substantive discovery has yet been completed. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and moved to obtain Preliminary and Permanent Injunctions against a majority of the Plaintiffs to remedy the Plaintiff's continuing breaches of the applicable franchise agreements. The Company's Motion for Preliminary Injunction was granted in October 2008. The Company has asserted that none of the preliminarily enjoined Plaintiffs fully complied with the Court's Order and that several of them only minimally complied. Accordingly, the Company filed a Motion to Require Full Compliance and To Show Cause why they should not be held in contempt and for attorney's fees as sanctions.

The company subsequently filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiff's counsel, for filing fraudulent affidavits with the Court. The Court granted this motion on March 31, 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice, and struck the fraudulent affidavits. The Court has granted Plaintiff's Motion for Continuance until May 14, 2009 to allow time for them to engage new counsel.

Other than as disclosed above, the Company is involved in no other litigation requiring disclosure.


ITEM 6.   Exhibits.

     (a) Exhibits: See Exhibit Index appearing on page 17.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NOBLE ROMAN'S, INC.



Date: May 11, 2009                 By: /s/ Paul W. Mobley
                                       --------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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

     10.5 Loan Agreement with Wells Fargo Bank, N.A. dated August 25, 2005 filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

     10.6 First Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated February 4, 2008, filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed February 8, 2008, is incorporated herein by reference.

     21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

     31.1 C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-15(e).

     32.1 C.E.O. and C.F.O. Certification under Section 1350.