Form 10-Q
period 2009-06-30
NOBLE ROMANS INC
filed 2009-08-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

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

As of August 6, 2009, there were 19,412,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2008
             and June 30, 2009 (unaudited)                                Page 3

        Condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2009
             (unaudited)                                                  Page 4

        Condensed consolidated statements of changes in stockholders'
             equity for the year ended December 31, 2008 and six months
             ended June 30, 2009 (unaudited)                              Page 5

        Condensed consolidated statements of cash flows for the
             six months ended June 30, 2008 and 2009  (unaudited)         Page 6

        Notes to condensed consolidated financial statements (unaudited)  Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                       Assets                             December 31,      June 30,
                                                                              2008            2009
                                                                          ------------    ------------
Current assets:
   Cash                                                                    $    450,968    $    261,698
   Accounts and notes receivable - net                                        1,046,545       1,491,730
   Inventories                                                                  223,024         199,897
   Assets held for resale                                                       242,690         242,717
   Prepaid expenses                                                             222,095         220,784
   Current portion of long-term notes receivable                                  5,810          34,046
   Deferred tax asset - current portion                                       1,050,500       1,050,500
                                                                           ------------    ------------
           Total current assets                                               3,241,632       3,501,372
                                                                           ------------    ------------

Property and equipment:
   Equipment                                                                  1,206,979       1,230,678
   Leasehold improvements                                                        96,512          96,512
                                                                           ------------    ------------
                                                                              1,303,491       1,327,190
   Less accumulated depreciation and amortization                               821,422         864,271
                                                                           ------------    ------------
          Net property and equipment                                            482,069         462,919
Deferred tax asset (net of current portion)                                  11,802,637      11,256,928
Other assets including long-term portion of notes receivable-net              1,752,102       1,771,329
                                                                           ------------    ------------
                      Total assets                                         $ 17,278,440    $ 16,992,548
                                                                           ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                               $  1,500,000    $  1,500,000
   Accounts payable and accrued expenses                                      1,191,116         826,229
                                                                           ------------    ------------
                Total current liabilities                                     2,691,116       2,326,229
                                                                           ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                              5,625,000       4,875,000
                                                                           ------------    ------------
                Total long-term liabilities                                   5,625,000       4,875,000
                                                                           ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499
       issued and outstanding as of December 31, 2008 and June 30, 2009)     23,023,250      23,053,160
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2008 and June 30, 2009)                   800,250         800,250
   Accumulated deficit                                                      (14,861,176)    (14,062,091)
                                                                           ------------    ------------
                Total stockholders' equity                                    8,962,324       9,791,319
                                                                           ------------    ------------
                      Total liabilities and stockholders' equity           $ 17,278,440    $ 16,992,548
                                                                           ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                   -------------------------   -------------------------
                                                       2008          2009          2008          2009
                                                   -----------   -----------   -----------   -----------
Royalties and fees                                 $ 1,986,932   $ 1,739,821   $ 3,935,085   $ 3,499,434
Administrative fees and other                           20,431        24,993        33,872        37,555
Restaurant revenue                                     414,679       138,742       803,520       257,635
                                                   -----------   -----------   -----------   -----------
                Total revenue                        2,422,042     1,903,556     4,772,477     3,794,624

Operating expenses:
     Salaries and wages                                349,007       269,581       730,099       543,730
     Trade show expense                                121,311        76,611       244,784       152,228
     Travel expense                                    109,051        33,601       222,632        78,133
     Sales commissions                                  12,425          --          44,113         3,627
     Other operating expenses                          235,057       196,314       472,531       388,263
     Restaurant expenses                               389,794       132,802       764,219       250,825
Depreciation and amortization                           23,886        20,561        49,205        39,899
General and administrative                             420,550       369,357       842,853       722,759
                                                   -----------   -----------   -----------   -----------
              Total expenses                         1,661,081     1,098,827     3,370,436     2,179,464
                                                   -----------   -----------   -----------   -----------
              Operating income                         760,961       804,729     1,402,041     1,615,160

Interest and other expense                             162,011       117,141       316,075       237,456
                                                   -----------   -----------   -----------   -----------
              Income before income taxes               598,950       687,588     1,085,966     1,377,704

Income tax expense                                     203,643       272,354       369,229       545,709
                                                   -----------   -----------   -----------   -----------
              Net income                               395,307       415,234       716,737       831,995

              Cumulative preferred dividends            16,455        16,274        33,090        32,910
                                                   -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                    $   378,852   $   398,960   $   683,647   $   799,085
                                                   ===========   ===========   ===========   ===========

Earnings per share - basic:
     Net income                                    $       .02   $       .02   $       .04   $       .04
     Net income available to common stockholders   $       .02   $       .02   $       .04   $       .04
Weighted average number of common shares
      outstanding                                   19,201,950    19,412,499    19,199,172    19,412,499

Diluted earnings per share:
     Net income                                    $       .02   $       .02   $       .04   $       .04
Weighted average number of common shares
     outstanding                                    20,350,049    19,909,365    20,347,271    19,909,365

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                                            Common Stock
                                       Preferred    ----------------------------    Accumulated
                                         Stock         Shares          Amount         Deficit          Total
                                    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2008        $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

Net income for six months ended
   June 30, 2009                         831,995         831,995

Cumulative preferred
    dividends                            (32,910)        (32,910)

Amortization of value of employee
    stock options                         29,910          29,910
                                    ------------    ------------    ------------   ------------    ------------

Balance at June 30, 2009            $    800,250      19,412,499    $ 23,053,160   $(14,062,091)   $  9,791,319
                                    ============    ============    ============   ============    ============


See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                         2008          2009
                                                                     -----------    -----------
OPERATING ACTIVITIES
     Net income                                                      $   716,737    $   831,995
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                               84,719         94,558
              Deferred income taxes                                      369,229        545,709
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                     (470,987)      (445,185)
                      Inventories                                        (36,020)        23,127
                      Prepaid expenses                                  (123,894)         1,312
                      Other assets                                        (7,853)       (75,063)
                Increase (decrease) in:
                     Accounts payable and accrued expenses              (264,109)        89,355
                                                                     -----------    -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 267,822      1,065,808
                                                                     -----------    -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                                 (113,589)       (23,699)
     Investment in assets held for resale                             (1,047,006)           (27)
                                                                     -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                   (1,160,595)       (23,726)
                                                                     -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations                 (55,520)      (451,293)
     Payment of cumulative preferred dividends                           (33,090)       (32,910)
     Payment of principal on outstanding debt                           (750,000)      (750,000)
     Payments received on long-term notes receivable                      99,717          2,851
     Proceeds from additional bank borrowings - net of issuance costs  2,975,024           --
     Proceeds from the exercise of stock options and warrants             24,950
                                                                     -----------    -----------
              NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES     2,261,081     (1,231,352)
                                                                     -----------    -----------

Increase (decrease) in cash                                            1,368,308       (189,270)
Cash at beginning of period                                              832,207        450,968
                                                                     -----------    -----------
Cash at end of period                                                $ 2,200,515    $   261,698
                                                                     ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                               $   289,623    $   219,257

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Note 2 - Approximately $37,000 and $65,600 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2009, respectively, and approximately $103,000 and $238,500 are included in the three-month and six-month periods ended June 30, 2008, respectively, for initial franchise fees. Approximately $20,338 and $76,361, and approximately $96,597 and $207,072 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, for equipment commissions. There were no area development fees in either the three-month or six-month periods in 2009 and there were area development fees of $104,825 in both the three-month and six-month periods ended June 30, 2008. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,682,483 and $3,357,473, and $1,682,510 and $3,384,688 for the
three-month and six-month periods ended June 30, 2009 and 2008, respectively. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and six-month period ended June 30, 2009:

                                                     Three Months Ended June 30, 2009
                                                                                    Per-Share
                                                  Income             Shares           Amount
                                                ----------         ----------       ----------
                                                (Numerator)      (Denominator)
     Net income                                 $  415,234         19,412,499        $   .02
     Less preferred stock dividends                (16,274)
                                                ----------

     Earnings per share - basic
     Income available to common stockholders       398,960                               .02

     Effect of dilutive securities
         Warrants                                                          --
         Options                                                      130,200
         Convertible preferred stock                16,274            366,666
                                                ----------         ----------

     Diluted earnings per share
     Income available to common stockholders
         and assumed conversions                $  415,234         19,909,365        $   .02

                                                     Six Months Ended June 30, 2009
                                                                                    Per-Share
                                                  Income             Shares           Amount
                                                ----------         ----------       ----------
                                                (Numerator)      (Denominator)
     Net income                                 $  831,995         19,412,499        $   .04
     Less preferred stock dividends                (32,910)
                                                ----------

     Earnings per share - basic
     Income available to common stockholders       799,085                               .04

     Effect of dilutive securities
         Warrants                                                          --
         Options                                                      130,200
         Convertible preferred stock                32,910            366,666
                                                ----------         ----------

     Diluted earnings per share
     Income available to common stockholders
         and assumed conversions                $  831,995         19,909,365        $   .04


Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs are former franchisees of the Company's traditional location format. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. Discovery is in progress, but has not yet been completed. Defendants filed the First Request for Production of Documents on February 9, 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, on July 27, 2009, filed a Motion to Compel the production against those Plaintiffs. Depositions have been scheduled for the Plaintiffs during August, September and October. Depositions of the Defendants have been scheduled during August and October. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and moved to obtain Preliminary and Permanent Injunctions against a majority of the Plaintiffs to remedy the Plaintiffs' continuing breaches of the applicable franchise agreements. The Company's Motion for Preliminary Injunction was granted in October 2008. The Company has asserted that none of the preliminarily enjoined Plaintiffs fully complied with the Court's Order and that several of them only minimally complied. Accordingly, the Company filed a Motion to Require Full Compliance and To Show Cause why they should not be held in contempt and for attorney's fees as sanctions.

The Company subsequently filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiff's former counsel, for filing fraudulent affidavits with the Court. The Court granted this motion on March 31, 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice; and struck the fraudulent affidavits.

The Company has filed a Motion for Partial Summary Judgment as to several issues in the Complaint. New counsel for Plaintiffs entered his appearance in the case on behalf of the Plaintiffs on July 7, 2009 and moved to dismiss the Company's Motion for Partial Summary Judgment. The Court has set a hearing on the Motion for Partial Summary Judgment for September 2, 2009.

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

The Company has recently developed a take-n-bake pizza module as an addition to its menu offering. The take-n-bake pizza is primarily designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. The Company has signed agreements with 24 grocery stores, allowing them to operate the take-n-bake pizza program. Twenty-two of these stores have already begun selling take-n-bake pizzas under the program, and the other two are expected to begin operations within the next two weeks. The take-n-bake program has also been integrated into the operations of three existing convenience stores, generating significant add-on sales, and is now being offered to all convenience store franchisees for a small training fee. The Company has also begun approaching additional grocery stores and convenience stores regarding the take-n-bake program. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise.

Tuscano's Italian Style Subs
----------------------------

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

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

The Company has recently developed a grab-n-go service system for a limited portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has already been integrated into the operations of two existing locations, generating significant add-on sales. The system will be made available to other existing franchisees for a small training and administrative fee.

The Company is now offering new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-brand franchise. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Subs franchises at a significantly reduced investment cost. The Company recently has begun promoting these enhancements for non-traditional locations, and plans to demonstrate the dual-brand at the Foodservice At Retail Expo in Chicago August 18th and 19th.

Noble Roman's Bistro
--------------------

Noble Roman's Bistro, introduced in October 2008, is an additional service system specifically designed for non-traditional venues such as convenience stores, entertainment facilities, universities, hospitals, bowling centers and other high traffic facilities. The Bistro incorporates all of the ingredient qualities described above for Noble Roman's Pizza, and retains simplicity by using largely ready-to-use ingredients that require only final assembly and baking on site. It features the SuperSlice pizza, one-fourth of a large pizza, along with hot entrees such as chicken parmesan, baked pastas, hot sub sandwiches, breadsticks and calzones plus fresh salads and snacks. The Bistro is also available with an optional breakfast expansion menu featuring a variety of standard breakfast favorites. Customers move along the food display counter and are served to order as they go.


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

With the major focus being on non-traditional franchising, the Company's requirements for overhead and operating cost are reduced. In addition, during December 2008 the Company discontinued operating restaurants, by selling all but two of the restaurants it had been temporarily operating pending planned re-franchising, which also substantially reduced the Company's requirements for overhead and operating cost for the foreseeable future. The Company does intend to continue operating the two locations that it uses for testing and demonstration purposes. This change has allowed for a more complete focus on selling and servicing franchises to capitalize on the attractive opportunity the Company believes it has for increased unit growth in non-traditional franchises.

Enhance Product Offerings. To augment the Company's sales opportunities within non-traditional venues, it introduced the Noble Roman's Bistro service system in October 2008. As an addition to the other service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro was designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power. In addition, the Company has recently developed a take-n-bake pizza module as an addition to its menu offering. The take-n-bake pizza is primarily designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. The Company has signed agreements with 24 grocery stores, allowing them to operate the take-n-bake pizza program pursuant to supply agreements.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month period ended June 30, 2008 and 2009, respectively.

                                           Three Months Ended                  Six Months Ended
                                                 June 30,                          June 30,
                                                 -------                           -------
                                          2008           2009               2008             2009
                                          ----           ----               ----             ----
Royalties and fees                        82.0  %        91.4 %             82.5 %           92.2 %
Administrative fees and other               .9            1.3                 .7              1.0
Restaurant revenue                        17.1            7.3               16.8              6.8
                                         -----          -----              -----            -----
     Total revenue                       100.0  %       100.0 %            100.0 %          100.0 %

Operating expenses:
     Salaries and wages                   14.4           14.2               15.3             14.3
     Trade show expense                    5.0            4.0                5.1              4.0
     Travel expense                        4.5            1.8                4.7              2.1
     Sales commissions                      .5              -                 .9               .1
     Other operating expense               9.7           10.3                9.9             10.2
     Restaurant expenses                  16.1            7.0               16.0              6.6
Depreciation and amortization              1.0            1.1                1.0              1.1
General and administrative                17.4           19.4               17.7             19.0
                                         -----          -----              -----            -----
     Operating income                     31.4  %        42.2 %             29.4 %           42.6 %

Interest and other expense                 6.7            6.2                6.6              6.3
                                         -----          -----              -----            -----
     Income before income taxes           24.7           36.0               22.8             36.3

Income tax expense                         8.5           14.2                7.7             14.4
                                         -----          -----              -----            -----
     Net income                           16.2  %        21.8 %             15.1 %           21.9 %
                                          ====           ====               ====             ====


Results of Operations
---------------------


Results of Operations - Three-Month and Six-Month Periods Ended June 30, 2007 and 2008

Total revenue decreased from $2,422,042 to $1,903,556 and from $4,772,477 to $3,794,624 for the three-month and six-month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were a result of selling fewer franchise agreements, less equipment commissions and less area development agreements in both the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. Royalty and fee income, less franchise fees, equipment commissions and area development fees, were approximately the same in 2008 compared to 2009. The decrease in the sale of area development agreements is the result of the Company focusing all of its efforts in non-traditional franchising. The reduction in the sale of franchise agreements and equipment commissions is primarily the result of the economic environment resulting in prospects being more reluctant to make capital investments.

Approximately $37,000 and $65,600 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2009, respectively, and approximately $103,000 and $238,500 are included in the three-month and six-month periods ended June 30, 2008, respectively, for initial franchise fees. Approximately $20,338 and $76,361, and approximately $96,597 and $207,072 are included in royalty and fee income for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, for equipment commissions. There were no area development fees in either the three-month or six-month periods in 2009 and there were area development fees of $104,825 in both the three-month and six-month periods ended June 30, 2008. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,682,483 and $3,357,473, and $1,682,510 and $3,384,688 for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

Restaurant revenues decreased from approximately $414,679 to $138,742 and $803,520 to $257,635 for the three-month and six-month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. This decrease was a result of the Company discontinuing operating restaurants in December 2008. The Company plans to continue operating two restaurants used for training and demonstration purposes.

Salaries and wages were 14.2% of total revenue and 14.3% of total revenue for the three-month and six-month periods ended June 30, 2009, respectively, compared to 14.4% and 15.3% for the three-month and six-month periods ended June 30, 2008, respectively. The actual expense decreased from $349,007 to $269,581 and from $730,099 to $543,730 for the three-month and six-month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of reduction in staff and other overhead due to the Company's decision to discontinue operating restaurant pending re-franchising and, as a result, the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction was partially offset by the decrease in revenue as a result of opening fewer new franchises.

Trade show expenses decreased from 5.0% of total revenue to 4.0% of total revenue and 5.1% of total revenue to 4.0% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. These decreases were the result scheduling fewer trade shows by eliminating all events focused on franchising for traditional locations. The reduction was partially offset by the decrease in revenue as the result of opening fewer new franchises.

Travel expenses decreased from 4.5% of total revenue to 1.8% of total revenue and from 4.7% of total revenue to 2.1% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The actual amount of travel expenses decreased from $109,051 to $33,601 and from $222,632 to $78,133 for the three-month and six-month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations which require less on-site support and franchising in traditional locations. The reduction was partially offset by the decrease in revenue as a result of opening fewer new franchises.

Sales commissions decreased from .5% of total revenue to 0% of total revenue and ..9% of total revenue to .1% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. These decreases were the result of fewer franchise sales and Area Development Agreement sales.

Other operating expenses increased from 9.7% of total revenue to 10.3% of total revenue and from 9.9% of total revenue to 10.2% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The actual expenses decreased from $235,057 to $196,314 and from $472,531 to $388,263, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The reduction in operating expenses was offset by the decrease in revenue. The decreases were due to the Company's decision to discontinue operating restaurants pending re-franchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional restaurants.

Restaurant expenses decreased from 16.1% of total revenue to 7.0% of total revenue and from 16.0% of total revenue to 6.6% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The actual expenses decreased from $389,794 to $132,802 and from $764,219 to $250,825, respectively for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. These decreases were the result of the Company discontinuing operating restaurants, except for the two restaurants used for testing and demonstration purposes.

General and administrative expenses increased as a percentage of total revenue from 17.4% of total revenue to 19.4% of total revenue and 17.7% of total revenue to 19.0% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The actual expenses decreased from $420,550 to $369,357 and from $842,853 to $722,759, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. These increases, as a percentage of revenue, were the result of the decrease in revenue as a result of opening fewer new franchises which were partially offset by the reduction in actual general and administrative expenses.

Total expenses decreased, as a percentage of total revenue, from 68.6% to 57.8% and 70.6% of to 57.4%, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The actual expenses decreased from $1,661,081 to $1,098,827 and from $3,370,436 to $2,179,464, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. This decrease was due to the Company's decision to discontinue operating restaurants pending re-franchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations.

Operating income increased as a percentage of total revenue from 31.4% of total revenue to 42.2% of total revenue and 29.4% of total revenue to 42.6% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The primary reasons for these increases were reductions in overhead as a result of the Company's decision to discontinue operating restaurant pending re-franchising and as a result of the Company's strategy to grow by concentrating all of its efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises. Actual operating income increased from $760,961 to $804,729 and from $1,402,041 to $1,615,160 for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008.

Interest expense decreased, as a percentage of total revenue, from 6.7% to 6.2% and from 6.6% to 6.3% of total revenue, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. Actual interest expense decreased from $162,011 to $117,141 and from $316,075 to $237,456 for the three-month and six-month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of a combination of a decrease in the principal amount of notes payable outstanding and lower interest rates.

Net income, as a percentage of total revenue, increased from 16.2% to 21.8% and from $15.1% to 21.9%, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. Actual net income increased from $395,307 to $415,234 and from $716,737 to $831,995, respectively, for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in 2008. The primary reason for these increases were the reduction in overhead as a result of the Company's decision to discontinue operating new restaurants, except for the two units the Company operates for testing and demonstration purposes, and as a result of the Company's strategy to grow by concentrating it efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises.

In order to intensify focus on non-traditional franchising and withdraw from temporarily operating restaurants, the Company sold the excess restaurants to be operated as franchises, which reduced the Company's requirement for overhead and operating cost. For the six-month period ended June 30, 2009, the Company is approximately $56,000 ahead in income before income taxes from its plan for 2009, as announced in the Form 10-Q for the quarterly period ended September 30, 2008.

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

The Company's current ratio increased from 1.2-to-1 to 1.5-to-1 in the six-months ended June 30, 2009 due to profitable operations. The Company does not expect to report any loss on discontinued operations in 2009.

As a result of the Company's strategy and cash flow expected to be generated from operations in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2009, the Company had outstanding interest-bearing debt in the aggregate principal amount of $6.375 million. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of August 1, 2009 of $6.125 million, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $26,600 over the succeeding twelve-month period.

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


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs are former franchisees of the Company's traditional location format. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendant's induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. Discovery is in progress but has not yet been completed. Defendants filed the First Request for Production of Documents on February 9, 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, on July 27, 2009, filed a Motion to Compel the production against those Plaintiffs. Depositions have been scheduled for the Plaintiffs during August, September and October. Depositions of the Defendants have been scheduled during August and October. The Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interests in this case.

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

The Company subsequently filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiffs' former counsel, for filing fraudulent affidavits with the Court. The Court granted this motion on March 31, 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice; and struck the fraudulent affidavits.

The Company has filed a Motion for Partial Summary Judgment as to several issues in the Complaint. New counsel for Plaintiffs entered his appearance in the case on behalf of the Plaintiffs on July 7, 2009 and moved to dismiss the Company's Motion for Partial Summary Judgment. The Court has set a hearing on the Motion for Partial Summary Judgment for September 2, 2009.

Other than as disclosed above, the Company is involved in no other litigation requiring disclosure.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 19.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NOBLE ROMAN'S, INC.



Date: August 10, 2009                  /s/  Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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