Form 10-Q
period 2009-09-30
NOBLE ROMANS INC
filed 2009-11-09
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
           of 1934 For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                                Accelerated Filer [ ]
Non-Accelerated Filer   [ ]                        Smaller Reporting Company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 5, 2009, there were 19,412,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


     Condensed consolidated balance sheets as of December 31, 2008
          and September 30, 2009 (unaudited)                              Page 3

     Condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and
          2009 (unaudited)                                                Page 4

     Condensed consolidated statements of changes in stockholders'
          equity for the year ended December 31, 2008 and nine
          months ended September 30, 2009 (unaudited)                     Page 5

     Condensed consolidated statements of cash flows for the
          nine months ended September 30, 2008 and 2009  (unaudited)      Page 6

     Notes to condensed consolidated financial statements (unaudited)     Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                  Assets                                  December 31,      September 30,
                                                                              2008              2009
                                                                          ------------      ------------
Current assets:
   Cash                                                                   $    450,968      $    363,331
   Accounts and notes receivable - net                                       1,046,545         1,352,485
   Inventories                                                                 223,024           212,397
   Assets held for resale                                                      242,690           243,527
   Prepaid expenses                                                            222,095           238,814
   Current portion of long-term notes receivable                                 5,810            24,167
   Deferred tax asset - current portion                                      1,050,500         1,050,500
                                                                          ------------      ------------
           Total current assets                                              3,241,632         3,485,221
                                                                          ------------      ------------

Property and equipment:
   Equipment                                                                 1,206,979         1,230,623
   Leasehold improvements                                                       96,512            96,512
                                                                          ------------      ------------
                                                                             1,303,491         1,327,135
   Less accumulated depreciation and amortization                              821,422           886,778
                                                                          ------------      ------------
          Net property and equipment                                           482,069           440,357
Deferred tax asset (net of current portion)                                 11,802,637        10,955,518
Other assets including long-term portion of notes receivable - net           1,752,102         2,225,075
                                                                          ------------      ------------
                      Total assets                                        $ 17,278,440      $ 17,106,171
                                                                          ============      ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                              $  1,500,000      $  1,500,000
   Accounts payable and accrued expenses                                     1,191,116           859,456
                                                                          ------------      ------------
                Total current liabilities                                    2,691,116         2,359,456
                                                                          ------------      ------------

Long-term obligations:
   Note payable to bank (net of current portion)                             5,625,000         4,500,000
                                                                          ------------      ------------
                Total long-term liabilities                                  5,625,000         4,500,000
                                                                          ------------      ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized,
      19,412,499 issued and outstanding as of December 31, 2008
      and September 30, 2009)                                               23,023,250        23,065,476
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2008 and September 30, 2009)             800,250           800,250
   Accumulated deficit                                                     (14,861,176)      (13,619,011)
                                                                          ------------      ------------
                Total stockholders' equity                                   8,962,324        10,246,715
                                                                          ------------      ------------
                      Total liabilities and stockholders' equity          $ 17,278,440      $ 17,106,171
                                                                          ============      ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                          September 30,              September 30,
                                                       2008          2009          2008          2009
                                                   -----------   -----------   -----------   -----------
Royalties and fees                                 $ 1,825,168   $ 1,778,230   $ 5,760,253   $ 5,277,665
Administrative fees and other                           10,880         7,818        44,752        45,373
Restaurant revenue                                     375,907       148,275     1,179,427       405,908
                                                   -----------   -----------   -----------   -----------
                Total revenue                        2,211,955     1,934,323     6,984,432     5,728,946

Operating expenses:
     Salaries and wages                                344,763       252,048     1,074,862       795,778
     Trade show expense                                121,814        77,032       366,598       229,259
     Travel expense                                    109,940        29,927       332,572       108,060
     Sales commissions                                  12,022          --          56,135         3,627
     Other operating expenses                          225,253       172,268       697,784       560,531
     Restaurant expenses                               363,638       131,706     1,127,858       382,531
Depreciation and amortization                           21,060        19,557        70,265        59,456
General and administrative                             400,955       375,158     1,243,807     1,097,917
                                                   -----------   -----------   -----------   -----------
              Total expenses                         1,599,445     1,057,696     4,969,881     3,237,159
                                                   -----------   -----------   -----------   -----------
              Operating income                         612,510       876,627     2,014,551     2,491,787

Interest and other expense                             150,678       115,682       466,753       353,138
                                                   -----------   -----------   -----------   -----------
              Income before income taxes               461,832       760,945     1,547,798     2,138,649

Income tax expense                                     157,023       301,410       526,251       847,120
                                                   -----------   -----------   -----------   -----------
              Net income                               304,809       459,535     1,021,547     1,291,529

              Cumulative preferred dividends            16,455        16,455        49,545        49,364
                                                   -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                    $   288,354   $   443,080   $   972,002   $ 1,242,165
                                                   ===========   ===========   ===========   ===========


Earnings per share - basic:
     Net income                                    $       .02   $       .02   $       .05   $       .07
     Net income available to common stockholders   $       .02   $       .02   $       .05   $       .06
Weighted average number of common shares
      outstanding                                   19,212,499    19,412,499    19,203,647    19,412,499



Diluted earnings per share:
     Net income                                    $       .02   $       .02   $       .05   $       .06
Weighted average number of common shares
     outstanding                                    19,937,218    19,922,242    19,928,366    19,922,242

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                       Preferred              Common Stock          Accumulated
                                         Stock          Shares           Amount       Deficit          Total
                                     ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2007         $    800,250      19,187,499    $ 22,905,618   $(12,393,832)   $ 11,312,036

Net loss for the year ended
   December 31, 2008                                                                  (2,401,163)     (2,401,163)

Cumulative preferred
    dividends                                                                            (66,181)        (66,181)

Exercise of employee stock options                         15,000          12,450                         12,450

Amortization of value of employee
    stock options                                                          52,682                         52,682

Exercise of warrants from
    previous debt holders                                  10,000          12,500                         12,500

Issuance of common stock                     --           200,000          40,000           --            40,000
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2008              800,250      19,412,499      23,023,250    (14,861,176)      8,962,324

Net income for nine months ended
September 30, 2009                                                                     1,291,529       1,291,529

Cumulative preferred dividends                                                           (49,364)        (49,364)

Amortization of value of employee
stock options                                                              42,226                         42,226
                                     ------------    ------------    ------------   ------------    ------------

Balance at September 30, 2009        $    800,250      19,412,499    $ 23,065,476   $(13,619,011)   $ 10,246,715
                                     ============    ============    ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2008           2009
                                                                       -----------    -----------
OPERATING ACTIVITIES
     Net income                                                        $ 1,021,547    $ 1,291,529
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                                146,410        138,806
              Deferred income taxes                                        526,251        847,120
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                       (504,094)      (305,940)
                      Inventories                                          (55,138)        10,627
                      Prepaid expenses                                    (230,651)       (16,719)
                      Other assets                                        (130,060)      (543,566)
                Increase (decrease) in:
                     Accounts payable and accrued expenses                (277,764)       238,197
                                                                       -----------    -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES                  496,501      1,660,054
                                                                       -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                                   (123,149)       (23,644)
     Investment in assets held for resale                               (1,451,373)          (837)
                                                                       -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                     (1,574,522)       (24,481)
                                                                       -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations                  (198,304)      (563,159)
     Payment of cumulative preferred dividends                             (49,545)       (49,364)
     Payment of principal on outstanding debt                           (1,125,000)    (1,125,000)
     Payments received on long-term notes receivable                       133,735         14,313
     Proceeds from additional bank borrowings - net of issuance cost     2,975,024           --
     Proceeds from the exercise of stock options and warrants               24,950
                                                                       -----------    -----------
                                                                                      -----------
              NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES       1,760,860     (1,723,210)
                                                                       -----------    -----------

Increase (decrease) in cash                                                682,839        (87,637)
Cash at beginning of period                                                832,207        450,968
                                                                       -----------    -----------
Cash at end of period                                                  $ 1,515,046    $   363,331
                                                                       ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None

Cash paid for interest                                                 $   430,272    $   317,750

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The Company records the cost of franchised locations held by the Company on a temporary basis until they are sold to a franchisee at the Company's cost adjusted for impaired value, if any, to the estimated net realizable value. The Company estimates net realizable value using comparative replacement costs for other similar franchise locations that are being built at the time the estimate is made. This policy is in accordance with SFAS No. 144, paragraph 30 and SFAS No. 121.

The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 2 - In conjunction with a Settlement Agreement with SummitBridge National Investments, LLC and related entities, Noble Roman's obtained a new six-year term loan in August 2005, in the principal amount of $9,000,000 requiring principal payments of $125,000 per month plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. In February 2008, the Company entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement dated August 25, 2005 between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3,000,000 to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. The amendment to the loan agreement in February 2008 was not considered substantive under EITF 96-19. The loan agreement also requires the Company to maintain certain financial ratios during the term of the loan. At the time of the modification in February 2008, that loan had a remaining principal balance $5,375,000. The Company entered into an amendment to provide funds to repurchase some of the Company's common stock if the Board of Directors should decide that was in the best interest of the shareholders and for general corporate purposes. The terms of the loan, as amended, continued the same $125,000 per month principal payments. The amendment extended the maturity date from August 31, 2011 to August 31, 2013 to reflect the number of months necessary to maintain the same $125,000 per month principal amortization and maintain the same covenants with regard to financial ratios. The Company accounted for the transaction by increasing its cash and note payable accounts by $3,000,000.

Note 3 - The interim condensed consolidated financial statements, included herein, are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Note 4 - Approximately $102,050 and $167,650 are included in royalty and fee income for the three-month and nine-month periods ended September 30, 2009, respectively, and approximately $58,000 and $296,500 are included in the three-month and nine-month periods ended September 30, 2008, respectively, for initial franchise fees. Approximately $7,723 and $84,085, and approximately $106,610 and $313,685 are included in royalty and fee income for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, for equipment commissions. There were no area development fees in either the three-month or nine-month periods in 2009 and there were no area development fees in the three-month period ended September 30, 2008, however, there were $104,825 area development fees in the nine-month period ended September 30, 2008. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,668,457 and $5,025,930, and $1,660,558 and $5,045,426 for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively. The Company's ongoing royalty income is primarily paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and nine-month period ended September 30, 2009:

                                                      Three Months Ended September 30, 2009

                                                        Income         Shares
                                                        ------         ------       Per-Share
                                                      (Numerator)   (Denominator)     Amount
                                                                                      ------
         Net income                                   $  459,535     19,412,499       $  .02
         Less preferred stock dividends                  (16,455)
                                                      ----------

         Earnings per share - basic
         Income available to common stockholders         443,080                         .02

         Effect of dilutive securities
             Warrants                                                        --
             Options                                                    143,077
             Convertible preferred stock                  16,455        366,666
                                                      ----------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                  $  459,535     19,922,242       $  .02

                                                        Nine Months Ended September 30, 2009

                                                        Income         Shares
                                                        ------         ------       Per-Share
                                                      (Numerator)   (Denominator)     Amount
                                                                                      ------
         Net income                                   $1,291,529     19,412,499       $  .07
         Less preferred stock dividends                  (49,364)
                                                      ----------

         Earnings per share - basic
         Income available to common stockholders       1,242,165                         .06

         Effect of dilutive securities
             Warrants                                                        --
             Options                                                    143,077
             Convertible preferred stock                  49,364        366,666
                                                      ----------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                  $1,291,529     19,922,242       $  .06

Note 6 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. Discovery is in progress, but has not yet been completed. Defendants filed the First Request for Production of Documents in February 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, in July 2009, filed a Motion to Compel the production against the Plaintiffs. In September 2009 the Judge entered a Stipulated Order on the Motion to Compel stating that all Plaintiffs in this litigation were ordered to:
(i) fully and completely and without objection or evasion, file written responses to the Company's Request by September 30, 2009 demonstrating what documents and things exists which are responsive to the Request and (ii) fully and completely without objection or evasion, produce all documents and things that are responsive to the Request by October 15,2009. The Company believes that the written responses submitted by the Plaintiffs do not comply with the Order. Further, many of the Plaintiffs have not submitted any documents and most of the others have not fully complied with the Order to Compel. The Company is in the process of filing an additional Motion to Require Full Compliance with the Order to Compel and To Show Cause why they should not be held in contempt and for sanctions against the Plaintiffs. The Company is unable to estimate the amount of damages claimed by the Plaintiffs.

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

The Company filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiff's former counsel, for filing fraudulent affidavits with the Court. The Court granted this motion in March 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice; and struck the fraudulent affidavits. New counsel for Plaintiffs entered his appearance in the case on behalf of the Plaintiffs in May 2009.

The Company filed a Motion for Partial Summary Judgment as to several claims in the Complaint. On September 22, 2009 the Judge granted Defendant's Motion For Partial Summary Judgment. On October 8, 2009 Plaintiffs filed a Motion To Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. That Motion has been fully briefed by both parties and a hearing has been set for January 5, 2010.

Some of the Plaintiffs' depositions were taken during August and September. The Company has been attempting and continues to attempt to schedule the remaining Plaintiffs for depositions. On September 29, 2009, Defendants filed a Motion to

Reopen Plaintiff Dunn's deposition and require him to come to Indianapolis and resume his deposition at the Plaintiff's expense claiming that Plaintiffs' counsel wrongly interrupted a proper line of questioning and prematurely ended the deposition. A hearing on that motion has been set for January 5, 2010. On October 16,2009, Defendants filed a motion to require Plaintiff Heyser to travel to Indianapolis for her deposition as a result of her deposition, which had been previously agreed to, being canceled at her request and agreeing, through counsel, to come to Indianapolis at a later date for the deposition. Many days later Plaintiffs' counsel denied that agreement even though it had been confirmed by email. A hearing on that motion has been set for January 5, 2010. Certain Defendants were scheduled for depositions by Plaintiffs' counsel on November 9, 10, 11 and 12, 2009, however, Plaintiffs' counsel recently canceled those depositions.

On November 6, 2009, Defendants filed a motion for Summary Judgment as to Plaintiff Brintle as a result of the testimony at his deposition. The Defendants are in the process of filing motions for Summary Judgment against all of the other Plaintiffs whose deposition have been taken.

Although there can be no assurance regarding the outcome of litigation, the Company believes that it has strong and meritorious legal and factual defenses to these claims, viable counter claims against the Plaintiffs and will vigorously defend its interests in this case.

Note 7 - Management has evaluated subsequent events through November 9, 2009, the date on which the financial statements were issued.


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

As discussed in the notes to the Company's financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At September 30, 2009, the Company reported net accounts and notes receivable of $1.352 million, which was net of an allowance to reflect the amount the Company expects to realize for the receivable at September 30, 2009. The Company, at September 30, 2009, had a deferred tax asset on its balance sheet totaling $12.006 million and, after reviewing expected results from the Company's current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to the expiration of those deferred assets, most of which expire between 2012 and 2028.

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

Noble Roman's Take-N-Bake Pizza
-------------------------------

The Company has recently developed a take-n-bake pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. The Company has signed agreements for 44 grocery store locations, allowing them to operate the take-n-bake pizza program. The Company is also in discussions with several additional grocery store chains regarding adding the take-n-bake program to their stores. The Company expects the number of grocery store locations for take-n-bake to increase significantly over the next several months. The take-n-bake program has also been integrated into the operations of 16 existing convenience stores, generating significant add-on sales, and is now being offered to all convenience store franchisees for a small training fee. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise.

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

The Company has recently developed a grab-n-go service system for a limited portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has already been integrated into the operations of seven existing locations, generating significant add-on sales. The system will be made available to other existing franchisees for a small training and administrative fee.

The Company is now offering new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-brand franchise. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Subs franchises at a significantly reduced investment cost. The Company recently has begun promoting these enhancements for non-traditional locations, and recently demonstrated the dual-brand at the Foodservice At Retail Expo in Chicago in August and at the National Association of Convenience Stores in Las Vegas in October.

Noble Roman's Bistro
--------------------

Noble Roman's Bistro, introduced in October 2008, is an additional service system specifically designed for non-traditional venues such as convenience stores, entertainment facilities, universities, hospitals, bowling centers and other high traffic facilities. The Bistro incorporates all of the ingredient qualities described above for Noble Roman's Pizza, and retains simplicity by using largely ready-to-use ingredients that require only final assembly and baking on site. It features the SuperSlice pizza, one-fourth of a large pizza, along with hot entrees such as chicken parmesan, baked pastas, hot sub sandwiches, breadsticks and calzones plus fresh salads and snacks. The Bistro is also available with an optional breakfast expansion menu featuring a variety of standard breakfast favorites. Customers move along the food display counter and are served to order as they go. The Bistro was recently demonstrated at a trade show for parks and attractions in Branson, Missouri in October and the Company plans to demonstrate the Bistro at the IAAPA Show in Las Vegas in November.

Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With a very weak retail economy, and with the severe dislocations in the lending markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, grocery stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Though focusing on non-traditional franchise expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

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

Enhance Product Offerings. To augment the Company's sales opportunities within non-traditional venues, it introduced the Noble Roman's Bistro service system in October 2008. As an addition to the other service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro was designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power. In addition, the Company has recently developed a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. The Company has signed agreements with 44 grocery stores, allowing them to operate the take-n-bake pizza program pursuant to supply agreements and are in discussions with several other grocery store chains.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of its non-traditional locations. Every ingredient and process was designed with a view to producing superior results. Most of our menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and requiring very low amounts of labor, which allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2009, respectively.

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                                -------------                      -------------
                                           2008             2009                2008          2009
                                         -------          -------             -------       -------
Royalties and fees                        82.5 %           91.9 %              82.5 %        92.1 %
Administrative fees and other               .5               .4                  .6            .8
Restaurant revenue                        17.0              7.7                16.9           7.1
                                         -------          -------             -------       -------
     Total revenue                       100.0 %          100.0 %             100.0 %       100.0 %

Operating expenses:
     Salaries and wages                   15.6             13.0                15.4          13.9
     Trade show expense                    5.5              4.0                 5.2           4.0
     Travel expense                        5.0              1.5                 4.8           1.9
     Sales commissions                      .5               --                  .8            .1
     Other operating expense              10.2              8.9                10.0           9.7
     Restaurant expenses                  16.4              6.8                16.1           6.7
Depreciation and amortization              1.0              1.0                 1.0           1.0
General and administrative                18.1             19.4                17.9          19.2
                                         -------          -------             -------       -------
     Operating income                     27.7 %           45.4 %              28.8 %        43.5 %

Interest and other expense                 6.8              6.0                 6.7             6.2
                                         -------          -------             -------       -------
     Income before income taxes           20.9 %           39.4 %              22.1 %        37.3 %

Income tax expense                         7.1             15.6                 7.5          14.8
                                         -------          -------             -------       -------
     Net income                           13.8 %           23.8 %              14.6 %        22.5 %
                                         =======          =======             =======       =======


Results of Operations
---------------------

Results of Operations - Three-Month and Nine-Month Periods Ended September 30, 2008 and 2009

Total revenue decreased from $2,211,955 to $1,934,323 and from $6,984,432 to $5,728,946 for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were primarily the result of less equipment commissions and operating fewer restaurants during the three-month period and selling fewer franchises, less equipment commissions, less area development agreements and operating fewer restaurants in the nine-month period ended September 30, 2009 compared to the corresponding periods in 2008. Royalty and fee income, less franchise fees, equipment commissions and area development fees, were approximately the same in the 2008 and 2009 periods. The decrease in the sale of area development agreements was the result of the Company focusing all of its efforts in non-traditional franchising. The reduction in the sale of franchise agreements and equipment commissions was primarily the result of the economic environment resulting in prospects being more reluctant to make capital investments. Operating fewer restaurants was the result of the Company's decision in December 2008 to sell the restaurants it was operating on a temporary basis to franchisees and focus all of its efforts on growth of non-traditional locations.

Approximately $102,050 and $167,650 were included in royalty and fee income for the three-month and nine-month periods ended September 30, 2009, respectively, and approximately $58,000 and $296,500 were included in the three-month and nine-month periods ended September 30, 2008, respectively, for initial franchise fees. Approximately $7,723 and $84,085, and approximately $106,610 and $313,682 were included in royalty and fee income for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, for equipment commissions. There were no area development fees in either the three-month or nine-month periods in 2009 and there were no area development fees in the three-month period however, there were $104,825 in the nine-month period ended September 30, 2008. Royalty and fee income, less initial franchise fees, equipment commissions and area development fees were $1,668,457 and $5,025,930, and $1,660,558 and $5,045,426 for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

Restaurant revenues decreased from approximately $375,907 to $148,275 and $1,179,427 to $405,908 for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. This decrease was a result of the Company discontinuing operating restaurants in December 2008 to focus all of its efforts on the growth in non-traditional. Currently, the Company is continuing to operate two restaurants which it uses for testing and demonstration purposes.

Salaries and wages were 13.0% of total revenue and 13.9% of total revenue for the three-month and nine-month periods ended September 30, 2009, respectively, compared to 15.6% and 15.4% for the three-month and nine-month periods ended September 30, 2008, respectively. The expense decreased from $344,763 to $252,048 and from $1,074,862 to $795,778 for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of reduction in staff and other overhead due to the Company's decision to discontinue operating restaurant pending re-franchising and, as a result, the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction was partially offset by the decrease in revenue as explained above.

Trade show expenses decreased from 5.5% of total revenue to 4.0% of total revenue and 5.2% of total revenue to 4.0% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. These decreases were the result scheduling fewer trade shows by eliminating all events focused on franchising for traditional locations. The reduction was partially offset by the decrease in revenue as explained above.

Travel expenses decreased from 5.0% of total revenue to 1.5% of total revenue and from 4.8% of total revenue to 1.9% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The amount of travel expenses decreased from $109,940 to $29,927 and from $332,572 to $108,060 for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations which require less on-site support than franchising in traditional locations. The reduction was partially offset by the decrease in revenue as explained above.

There were no sales commissions in the three-month period ended September 30, 2009, however, sales commissions were .5% of total revenue for the comparable period in 2008. Sales commissions decreased from .8% of total revenue to .1% of total revenue for the nine-month period ended September 30, 2009 compared to the corresponding period in 2008. These decreases were the result of fewer franchise sales and area development agreement sales and reflected the decision the Company made in December 2008 to focus all of its efforts on non-traditional franchise sales.

Other operating expenses decreased from 10.2% of total revenue to 8.9% of total revenue and from 10.0% of total revenue to 9.7% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The expenses decreased from $225,253 to $172,268 and from $697,784 to $560,531, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The reduction in operating expenses was partially offset by the decrease in revenue. The decreases were due to the Company's decision to discontinue operating restaurants pending re-franchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional restaurants.

Restaurant expenses decreased from 16.4% of total revenue to 6.8% of total revenue and from 16.1% of total revenue to 6.7% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The expenses decreased from $363,638 to $131,706 and from $1,127,858 to $382,531, respectively for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. These decreases were the result of the Company discontinuing operating restaurants, except for the two restaurants used for testing and demonstration purposes.

General and administrative expenses increased as a percentage of total revenue from 18.1% of total revenue to 19.4% of total revenue and 17.9% of total revenue to 19.2% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The expenses decreased from $400,955 to $375,158 and from $1,243,807 to $1,097,917, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. These increases, as a percentage of revenue, were the result of the decrease in revenue as a result of opening fewer new franchises, partially offset by the reduction in general and administrative expenses.

Total expenses decreased, as a percentage of total revenue, from 72.3% to 54.6% and 71.2% to 56.5%, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The expenses decreased from $1,599,445 to $1,057,696 and from $4,969,881 to $3,237,159, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. This decrease was due to the Company's decision to discontinue operating restaurants pending re-franchising and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations.

Operating income increased as a percentage of total revenue from 27.7% of total revenue to 45.4% of total revenue and 28.8% of total revenue to 43.5% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The primary reasons for these increases were reductions in overhead as a result of the Company's decision to discontinue operating restaurants pending re-franchising and as a result of the Company's strategy to grow by concentrating all of its efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises. Actual operating income increased from $612,510 to $876,627 and from $2,014,551 to $2,491,787 for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008.

Interest expense decreased, as a percentage of total revenue, from 6.8% to 6.0% and from 6.7% to 6.2% of total revenue, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. Interest expense decreased from $150,678 to $115,682 and from $466,753 to $353,138 for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. These decreases were the result of a combination of a decrease in the principal amount of notes payable outstanding and lower interest rates.

Net income, as a percentage of total revenue, increased from 13.8% to 23.8% and from 14.6% to 22.5%, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. Net income increased from $304,809 to $459,535 and from $1,021,547 to $1,291,529, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in 2008. The primary reason for these increases were the reduction in overhead as a result of the Company's decision to discontinue operating new restaurants, except for the two units the Company currently operates for testing and demonstration purposes, and as a result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction in overhead was only partially offset by the decrease in revenue as a result of opening fewer new franchises.

In order to intensify focus on non-traditional franchising and withdraw from temporarily operating restaurants, the Company sold the excess restaurants to be operated as franchises, which reduced the Company's requirement for overhead and operating cost. For the nine-month period ended September 30, 2009, the Company is approximately $310,000 behind in income before income taxes from its plan for 2009, as announced in the Form 10-Q for the quarterly period ended September 30, 2008. The Company anticipated more improvement in the economic environment during the last half of 2009, than has occurred.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating largely on franchising new non-traditional locations and by licensing additional locations to sell its take-n-bake pizza. The Company increased its focus on selling additional franchises for non-traditional locations and created the Noble Roman's Bistro service system as an attempt to broaden the appeal to additional types of locations and operations, and to accelerate the non-traditional growth and as a further means to accelerate that growth the Company developed a take-n-bake pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery store chains. In addition, the Company has discontinued operating any restaurants except for the two locations the Company operates for testing and demonstration purposes. This change has allowed the Company to reduce operating expenses and overhead. This strategy does not require significant capital investments.

The Company's current ratio increased from 1.2-to-1 to 1.5-to-1 from December 31, 2008 to September 30, 2009 due to profitable operations. The Company does not expect to report any loss on discontinued operations in 2009.

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

Forward-Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, shifts in market demand, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2009, the Company had outstanding interest-bearing debt in the aggregate principal amount of $6.0 million. The Company's current borrowings are at a monthly variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of November 1, 2009 of $5.75 million, for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $25,300 over the succeeding twelve-month period.


ITEM 4.  Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, Paul
W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures and internal controls of financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers and lenders to certain of the Plaintiffs. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. Discovery is in progress, but has not yet been completed. Defendants filed the First Request for Production of Documents in February 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, in July 2009, filed a Motion to Compel the production against the Plaintiffs. In September 2009 the Judge entered a Stipulated Order on the Motion to Compel stating that all Plaintiffs in this litigation were ordered to: (i) fully and completely and without objection or evasion, file written responses to the Company's Request by September 30, 2009 demonstrating what documents and things exists which are responsive to the Request and (ii) fully and completely without objection or evasion, produce all documents and things that are responsive to the Request by October 15,2009. The Company believes that the written responses submitted by the Plaintiffs do not comply with the Order. Further, many of the Plaintiffs have not submitted any documents and most of the others have not fully complied with the Order to Compel. The Company is in the process of filing an additional Motion to Require Full Compliance with the Order to Compel and To Show Cause why they should not be held in contempt and for sanctions against the Plaintiffs. The Company is unable to estimate the amount of damages claimed by the Plaintiffs.

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

The Company filed a Motion to Revoke the Temporary Admission Pro Hac Vice of David M. Duree, Plaintiff's former counsel, for filing fraudulent affidavits with the Court. The Court granted this motion in March 2009. In the same ruling the Court: continued the Motion to Show Cause to allow parties time to conduct discovery, including depositions on the preliminarily enjoined Plaintiffs, on that issue; granted preliminary injunctions against Plaintiffs Gomes and Villasenor; dismissed claims against CIT Small Business Lending Corporation and PNC Bank with prejudice; and struck the fraudulent affidavits. New counsel for Plaintiffs entered his appearance in the case on behalf of the Plaintiffs in May 2009.

The Company filed a Motion for Partial Summary Judgment as to several claims in the Complaint. On September 22, 2009 the Judge granted Defendant's Motion For Partial Summary Judgment. On October 8, 2009 Plaintiffs filed a Motion To Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. That Motion has been fully briefed by both parties and a hearing has been set for January 5, 2010.

Some of the Plaintiffs' depositions were taken during August and September. The Company has been attempting and continues to attempt to schedule the remaining Plaintiffs for depositions. On September 29, 2009, Defendants filed a Motion to Reopen Plaintiff Dunn's deposition and require him to come to Indianapolis and resume his deposition at the Plaintiff's expense claiming that Plaintiffs' counsel wrongly interrupted a proper line of questioning and prematurely ended the deposition. A hearing on that motion has been set for January 5, 2010. On October 16,2009, Defendants filed a motion to require Plaintiff Heyser to travel to Indianapolis for her deposition as a result of her deposition, which had been previously agreed to, being canceled at her request and agreeing, through counsel, to come to Indianapolis at a later date for the deposition. Many days later Plaintiffs' counsel denied that agreement even though it had been confirmed by email. A hearing on that motion has been set for January 5, 2010. Certain Defendants were scheduled for depositions by Plaintiffs' counsel on November 9, 10, 11 and 12, 2009, however, Plaintiffs' counsel recently canceled those depositions.

On November 6, 2009, Defendants filed a motion for Summary Judgment as to Plaintiff Brintle as a result of the testimony at his deposition. The Defendants are in the process of filing motions for Summary Judgment against all of the other Plaintiffs whose deposition have been taken.

Although there can be no assurance regarding the outcome of litigation, the Company believes that it has strong and meritorious legal and factual defenses to these claims, viable counter claims against the Plaintiffs and will vigorously defend its interests in this case.

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




                                       NOBLE ROMAN'S, INC.



Date:    November 9, 2009              /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

                                Index to Exhibits
                                -----------------

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