Form 10-K
period 2009-12-31
NOBLE ROMANS INC
filed 2010-03-16
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
  X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
 --- Exchange Act of 1934 for the fiscal year ended December 31, 2009. Transition Report Pursuant to Section 13 or 15 (d) of the Securities
 ---     Exchange Act of 1934
         for the transition period from ____ to____.

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

Registrant's telephone number, including area code: (317) 634-3377 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

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

     Indicate by check mark whether the registratnt has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No
    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                                    Accelerated Filer
                           ---                                               ---
Non-Accelerated Filer                              Smaller Reporting Company  X
(do not check if a smaller ---                                               ---
   reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $5.6 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,412,499 shares of common stock as of March 8, 2010.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant's 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2009
                                Table of Contents

Item # in
Form 10-K                                                                                                           Page
                                                             PART I

1.      Business                                                                                                        4
1A.     Risk Factors                                                                                                    9
1B.     Unresolved Staff Comments                                                                                      12
2.      Properties                                                                                                     12
3.      Legal Proceedings                                                                                              12
4.      [Removed and Reserved]                                                                                         15

                                                             PART II
5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
        Securities                                                                                                     15
6.      Selected Financial Data                                                                                        17
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                       17
7A.     Quantitative and Qualitative Disclosures About Market Risk                                                     24
8.      Financial Statements and Supplementary Data                                                                    25
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                                       43
9A.     Controls and Procedures                                                                                        43
9B.     Other Information                                                                                              44

                                                            PART III
10.     Directors, Executive Officers and Corporate Governance                                                         44
11.     Executive Compensation                                                                                         44
12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                                                                                                                       44
13.     Certain Relationships and Related Transactions, and Director Independence                                      45
14.     Principal Accounting Fees and Services                                                                         45

                                                            PART IV
15.     Exhibits, Financial Statements Schedules                                                                       45

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Bistro", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises in 45 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In 2005 the Company began selling franchises for its concepts in traditional restaurant locations. In 2006 the Company began selling development territories to area developers in an attempt to accelerate growth in the dual-branded traditional concept. However, with the current economic environment and the related difficulties in obtaining third party financing, the Company believes its non-traditional franchises currently offer more favorable growth potential. Therefore, the Company is currently focusing all of its sales efforts on selling franchises for non-traditional locations. Prior to 1997, the Company had approximately 25 years' experience operating pizza restaurants in traditional locations, giving it expertise in the design and support of foodservice systems for franchisees. Royalties and franchise fees from the Company's franchise operations were $10,411,326, $7,561,440 and $6,949,192 for 2007, 2008 and 2009, respectively. Royalties and fees from franchise operations accounted for 90.0%, 83.7% and 92.1% of total revenue for 2007, 2008 and 2009, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data in this report.

Products & Systems
------------------

The Company sells and services franchises for non-traditional and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs", "Noble Roman's Bistro", "Noble Roman's Take-N-Bake" and "Tuscano's Grab-N-Go Subs". The Company believes the attributes of these concepts include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

Noble Roman's Pizza
-------------------

"Superior quality that our customers can taste" - that is the hallmark of Noble Roman's Pizza. Every ingredient and process has been designed with a view to producing superior results. We believe the following make our products unique:

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

The Company carefully developed nearly all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. These menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout much of the continental United States. We believe this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and that require relatively low amounts of labor.

Noble Roman's Take-N-Bake Pizza
-------------------------------

The Company has recently developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. Since adding this component in late 2009, the Company has signed agreements for 87 grocery store locations to operate the take-n-bake pizza program. Grocery store chains that have signed agreements for certain of their grocery store locations to operate the take-n-bake pizza program will total 255 if those chains enter into agreements for the remainder of their grocery stores, as they have indicated they will do. However, there can be no assurance that they will add those additional agreements. The Company is also in discussions with several other grocery store chains. The Company expects the number of grocery store locations for take-n-take to increase significantly over the next several months. The take-n-bake program has also been integrated into the operations of 29 existing convenience stores, generating significant add-on sales, and is now being offered to all convenience store franchisees. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise agreement. The Company uses the same high-quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modifications to portioning for increased home baking performance.

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

The Company has recently developed a grab-n-go service system for a limited portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has already been integrated into the operations of several existing locations, generating significant add-on sales. The system is now being made available to other existing franchisees.

The Company is now offering new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-branded franchise. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Subs franchises at a significantly reduced investment cost. The Company recently began promoting these enhancements for non-traditional locations, and has been demonstrating the dual-brand at a variety of trade shows in recent months.

Noble Roman's Bistro
--------------------

Noble Roman's Bistro, introduced in October 2008, is an additional service system specifically designed for non-traditional venues such as convenience stores, entertainment facilities, universities, hospitals, bowling centers and other high traffic facilities. The Bistro incorporates all of the ingredient qualities described above for Noble Roman's Pizza, and retains simplicity by using largely ready-to-use ingredients that require only final assembly and baking on site. It features the SuperSlice pizza, one-fourth of a large pizza, along with hot entrees such as chicken parmesan, baked pastas, hot sub sandwiches, breadsticks and calzones plus fresh salads and snacks. The Bistro is also available with an optional breakfast expansion menu featuring a variety of standard breakfast favorites. Customers move along the food display counter and are served to order as they go. The Bistro was demonstrated at a trade show for parks and attractions in Branson, Missouri in October 2009 and at the IAAPA Show in Las Vegas in November 2009.

Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With a very weak retail economy, and with the severe dislocations in the lending markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, grocery stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Although the Company's current focus is on non-traditional franchise expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

As a result of the Company's major focus being on non-traditional franchising, it's requirements for overhead and operating cost are reduced. In addition, during December 2008 the Company discontinued operating restaurants, by selling all but two of the restaurants it had been temporarily operating pending planned re-franchising. This substantially reduced the Company's requirements for overhead and operating cost for the foreseeable future. This change has also allowed for a more complete focus on selling and servicing franchises to pursue increased unit growth in non-traditional franchises.

Enhance Product Offerings. To augment the Company's sales opportunities within non-traditional venues, it introduced the Noble Roman's Bistro service system in October 2008. As an addition to the other service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Bistro was designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power. In addition, in 2009, the Company developed a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. The Company, since it started offering take-n-bake pizza to grocery store chains in September 2009, has signed agreements with87 grocery store locations to operate the take-n-bake pizza program. Grocery store chains that have signed agreements for certain of their grocery store locations to operate the take-n-bake pizza program will total 255 if those chains enter into agreements for the remainder of their grocery stores, as they have indicated they will do. However, there can be no assurance that they will add those additional agreements. The Company is also in discussions with several other grocery store chains.


Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of its non-traditional locations. Every ingredient and process was designed with a view to producing superior results. Most of our menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost and that require very low amounts of labor, which allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

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

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises may be affected by seasonalities and holiday periods. Franchise sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Franchise sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of March 8, 2010, the Company employed approximately 23 persons full-time and 15 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

Dependence on success of franchisees.

A significant portion of the Company's earnings comes from royalties generated by its franchisees. Franchisees are independent operators, and their employees are not the Company's employees. The Company provides training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond the Company's control. Consequently, franchisees may not successfully operate stores in a manner consistent with the Company's standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company's image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees maintain the quality of its brand and branded products, franchisees may take actions that adversely affect the value of the Company's intellectual property or reputation.

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

Dependence on frequent deliveries of fresh product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, wheat, meats, paper and labor may also adversely affect the franchisees and, as a result, can adversely affect the Company's ability to add new franchised restaurants.

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

As described in Item 3 of this report, the Company is a defendant in a lawsuit filed by certain of its former traditional franchisees. The plaintiffs in this lawsuit allege that they purchased traditional franchises from the Company as a result of certain fraudulent representations by the defendants in the case and the omission of certain material facts regarding the franchises. If the Company is subject to adverse findings in this litigation, it could be required to pay damages or have other remedies imposed, which could have a material adverse effect on the Company. The resolution of this matter could also be time-consuming, expensive and distract the Company's management from the conduct of the Company's business. Although the Company believes that it has strong and meritorious legal and factual defenses to these claims and will vigorously defend its interest in the case and the Court has granted the Company's motion to dismiss several claims, there is no assurance the Company will prevail.

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

Our stock is quoted on the OTC Bulletin Board, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include having: a majority of independent directors; an audit committee of independent directors; and shareholder approval of certain equity compensation plans. As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on a national exchange. There is no assurance that the Company's stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.

Compliance with external assurance requirements of the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

The Company is not now required to comply with the external assurance requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, the Company is not currently required to have its independent registered public accountants report on management's evaluation of our system of internal controls or certify its compliance with the rules related to its system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could adversesly affect our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.


ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in March 2015.

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

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008. The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. Lenders to certain of the Plaintiffs were also named as Defendants, but the Court dismissed the claims against them. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery is in progress, but has not yet been completed. Defendants filed the First Request for Production of

Documents in February 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, in July 2009, filed a Motion to Compel the production against the Plaintiffs. In September 2009 the Judge entered a Stipulated Order on the Motion to Compel stating that all Plaintiffs in this litigation were ordered to:
(1) fully and completely and without objection or evasion, file written responses to the Company's Request by September 30, 2009 demonstrating what documents and things exists which are responsive to the Request and (2) fully and completely without objection or evasion, produce all documents and things that are responsive to the Request by October 15, 2009. The Company believes that the written responses submitted by the Plaintiffs do not comply with the Order. Further, many of the Plaintiffs have not submitted any documents and most of the others have not fully complied with the Order to Compel.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Judge granted on September 22, 2009. On October 8, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. On January 12, 2010, the Court denied Plaintiffs' Motion and, in the same Order the Court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. Further, the Court denied Plaintiffs' request to amend their Complaint. In a January 15, 2010 Telephonic Status Conference regarding scheduling and other matters between the Judge, Plaintiffs' counsel and Defendants' counsel, the Plaintiffs' counsel orally requested that the Court reconsider its January 12, 2010 rulings described above concerning whether constructive fraud can be plead. Counsel for the Plaintiffs further requested that if the Court does not grant leave to amend the Complaint he would request the Court to certify such Order for an Interlocutory Appeal. In a February 2, 2010 ruling, the Court reaffirmed the Order of January 12, 2010 denying Plaintiffs' Motion to Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. Furthermore, the Order of February 2, 2010 stated the following: "Finally, the Court does now find that there is no just reason for delay and the Court does now expressly enter Final Judgment as to the issues of whether or not the Plaintiffs included in the Amended Complaint the theory of constructive fraud and that the Plaintiffs may not have leave to file an Amended Complaint to include such theory." On February 11, 2010, counsel for the Plaintiffs filed a Notice of

Appeal with the Indiana Court of Appeals. Defendants' Counsel is preparing a motion to dismiss the appeal based on lack of jurisdiction.

On December 2, 2009, Plaintiffs filed a Motion for Extensions, Sanctions and Other Relief claiming, in part, that the Defendants' claim against Plaintiffs' counsel in Small Claims Court for reimbursement of fees and other expenses was improper. In the Order of January 12, 2010, the Court granted Plaintiffs' Request for Extensions, denied Plaintiffs' Request for Sanctions and Other Relief, and ruled that Defendants' claim in Small Claims Court against Plaintiffs' counsel was appropriate.

To date, 11 of the 14 Plaintiff groups have been deposed. The Company continues to attempt to schedule the remaining Plaintiffs for depositions. On September 29, 2009, Defendants filed a Motion to Reopen Plaintiff Dunn's Deposition and require him to come to Indianapolis and resume his deposition at the Plaintiff's expense claiming that Plaintiffs' counsel wrongly interrupted a proper line of questioning and prematurely ended the deposition. In the Court's Order of January 12, 2010, Defendants' Motion was granted and Dunn was ordered to come to Indianapolis to continue his deposition and further ordered that any privilege regarding Mr. Dunn's communications with his son, an attorney, concerning his son's review, recommendations and opinions about Noble Roman's franchise documents has been waived and no further objection may be offered regarding those topics. The continuation of Dunn's deposition was held on March 11, 2010. On October 16, 2009, Defendants filed a motion to require Plaintiff Heyser to travel to Indianapolis for her deposition as a result of her deposition, which had been previously agreed to, being canceled at her request and agreeing, through counsel, to come to Indianapolis at a later date for the deposition. Many days later Plaintiffs' counsel denied that agreement even though it had been confirmed by email. In the Order of January 12, 2010, Defendants' Motion to Compel Plaintiff Kari Heyser to attend a deposition in Indianapolis was granted. Ms. Heyser's deposition was taken in Indianapolis on March 8, 2010. Plaintiffs Villasenors were scheduled for deposition in El Centro, California on January 20, 2010, however, even though Defendants' Counsel was present in El Centro for the deposition, the Villasenors did not appear for deposition. As a result, by agreement of counsels, those depositions are to be taken in Indianapolis, Indiana and are in the process of being rescheduled in March 2010. Plaintiffs' counsel has been unable to obtain a schedule for depositions of Plaintiffs Morris and Plaintiffs Soltero and filed a motion with the court to withdraw representation of those Plaintiffs.

The Defendants were scheduled for depositions by Plaintiffs' counsel during the week of November 9, 2009, however, Plaintiffs' counsel canceled those depositions. Defendants had been rescheduled for depositions during the week of March 15, 2010, however, on March 12, 2010, Plaintiffs' counsel canceled those scheduled depositions.

Defendants filed Motions for Summary Judgment as to Plaintiff Brintle on November 6, 2009 and Plaintiff Clark on November 25, 2009, as a result of their testimony at depositions. The Defendants are in the process of preparing motions for Summary Judgment against all of the other Plaintiffs whose depositions have been taken. In the Judge's Order of February 2, 2010, the Judge set a deadline of April 30, 2010 for filing of all remaining Motions for Summary Judgment, a deadline of June 4, 2010 for Plaintiffs' Response to all of the Summary Judgment Motions and a deadline of June 18, 2010 for Defendants' Reply to Responses.

Although there can be no assurance regarding the outcome of litigation, the Company believes that it has strong and meritorious legal and factual defenses to these claims and viable counter claims against the Plaintiffs and will vigorously defend its interests in this case and to pursue the counter claims.

Other than as disclosed above, the Company is involved in no other material litigation.

ITEM 4.   [Removed and Reserved]


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY
          SECURITIES

Market Information
------------------

The Company's common stock is included on the Nasdaq "OTC Bulletin Board" and trades under the symbol "NROM."

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                    2008                      2009
                                    ----                      ----
      Quarter Ended:           High      Low            High        Low
      --------------           ----      -----          ----        ---
      March 31               $ 1.35     $ 1.21          $.55       $.36
      June 30                $ 1.30     $ 1.15          $.72       $.34
      September 30            $ .79      $ .67          $.70       $.50
      December 31             $ .38      $ .35          $.89       $.56

Holders of Record
-----------------

As of March 5, 2010, there were approximately 300 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company's current loan agreement, as described in Note 3 to the Company's consolidated financial statements, prohibits the payment of dividends.

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

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

----------------------------------    -------------------------    --------------------     -----------------------
Equity compensation plans approved
by stockholders                                   --                      $ --                         --

Equity compensation plans not
approved by stockholders                     630,250                      $ .64                        (1)
                                             -------                                                -------
Total                                        630,250                      $ .64                        --
                                             -------                                                -------

(1) The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for its employees and officers. Any employees or officers of the Company are eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will have a three-year vesting period and will expire ten years after the date of grant. Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
Statement of Operations Data:                       2005        2006       2007       2008        2009
                                                  --------    --------   --------   --------    --------
Royalties and fees                                $  7,270    $  8,084   $ 10,411   $  7,562    $  6,949
Administrative fees and other                           72          63         68         48          64
Restaurant revenue                                   1,089       1,340      1,088      1,432         537
                                                  --------    --------   --------   --------    --------
      Total revenue                                  8,431       9,487     11,567      9,042       7,550
Operating expenses                                   2,627       2,921      4,371      3,184       2,247
Restaurant operating expenses                        1,059       1,284      1,011      1,369         497
Depreciation and amortization                           70          84         97         92          79
General and administrative                           1,491       1,550      1,680      1,625       1,485
                                                  --------    --------   --------   --------    --------
      Operating income                               3,184       3,648      4,408      2,772       3,242
Interest and other                                     817         776        651        616         467
Other income                                         2,801        --         --         --          --
                                                  --------    --------   --------   --------    --------

Income before income taxes from continuing
      operations                                     5,168       2,872      3,757      2,156       2,775
Income taxes                                         1,757         976      1,268        733       1,099
                                                  --------    --------   --------   --------    --------
      Net income from continuing operations          3,411       1,896      2,489      1,423       1,676

Loss from discontinued operations                     (560)       --         --       (3,824)       --
                                                  --------    --------   --------   --------    --------
      Net income (loss)                           $  2,851    $  1,896   $  2,489   $ (2,401)      1,676
      Cumulative preferred dividends                    16         163        127         66          66
                                                  --------    --------   --------   --------    --------
      Net income (loss) available to common
          stockholders                            $  2,835    $  1,733   $  2,361   $ (2,467)   $  1,610
                                                  ========    ========   ========   ========    ========

Weighted average number of common shares            16,849      16,406     17,676     19,213      19,412
          Net income from continuing operations   $    .17    $    .12   $    .14   $    .07    $    .09
          Net income (loss) per share                  .17         .12        .14       (.13)        .09
          Net income (loss) available to common   $    .17    $    .11   $    .13   $   (.13)   $    .08
              stockholders

Balance Sheet Data (at year end):

Working capital                                   $  2,793    $  3,423   $  3,806   $    551    $  1,517
Total assets                                        15,523      16,138     17,469     17,278      16,683
Long-term obligations, net of current portion .      7,125       5,625      4,125      5,625       4,125
Stockholders' equity                              $  6,513    $  8,617   $ 11,312   $  8,962    $ 10,623


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company sells and services franchises for non-traditional, co-branded and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs", "Noble Roman's Bistro", "Noble Roman's Take-N-Bake Pizza" and "Tuscano's Grab-N-Go Subs". We believe the attributes of our franchise include high quality products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability.

There were 829 franchised outlets in operation on December 31, 2008 and 834 on December 31, 2009. During that twelve-month period there were 96 new franchised outlets opened and 91 franchised outlets left the system, 35 of which reached the end of their franchise agreement term and 56 of which ceased operation for other reasons.

As discussed in Note 1 to the Company's financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At December 31, 2008 and 2009, the Company reported net accounts and notes receivable of $1.463 million and $2.137 million, respectively, which was net of an allowance to reflect the amount the Company expects to realize for the receivables. The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected. The Company has provided an accrual for estimated future expense related to its discontinued operations in the amount of $722 thousand as of December 31, 2008 and $186 thousand as of December 31, 2009, which was primarily to provide for future legal expenses for the litigation described in Legal Proceedings of this report which involves the discontinued operations of the Company. The Company, at December 31, 2008 and December 31, 2009, had a deferred tax asset on its balance sheet totaling $12.853 million and $11.754 million, respectively. After reviewing expected results from the Company's current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, most of which expire between 2012 and 2028.


Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company's products or changes in the business climate that affect the recovery of recorded values. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

               Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                        Years Ended December 31,
                                  ------------------------------------------------------------------
                                         2007                   2008                   2009
                                         ----                   ----                   ----
Royalties and fees                $10,411,326    90.0%   $ 7,561,440    83.7%   $ 6,949,192    92.1%
Administrative fees and other          67,467      .6         48,084      .5         63,503      .8
Restaurant revenue                  1,088,022     9.4      1,432,435    15.8        536,885     7.1
                                  -----------   -----    -----------   -----    -----------   -----
     Total revenue                 11,566,815   100.0      9,041,959   100.0      7,549,580   100.0

Franchise-related operating
  expenses:
     Salaries and wages             1,642,529    14.2      1,366,861    15.1      1,057,675    14.0
     Trade show expense               554,574     4.8        488,012     5.4        309,827     4.1
     Travel expense                   527,455     4.6        386,018     4.3        134,350     1.8
     Sales commissions                621,928     5.4         62,960      .7          3,627      .0
     Other operating expense        1,024,399     8.9        880,464     9.7        741,749     9.8
Restaurant expenses                 1,011,146     8.7      1,369,139    15.2        496,614     6.6
Depreciation                           96,682      .8         91,736     1.0         78,777     1.0
General and administrative          1,680,284    14.5      1,624,022    18.0      1,485,356    19.7
                                  -----------   -----    -----------   -----    -----------   -----

     Operating income               4,407,818    38.1      2,772,747    30.6      3,241,605    43.0

Interest and other expense            650,802     5.6        616,333     6.8        466,944     6.2
                                  -----------   -----    -----------   -----    -----------   -----

     Income before income taxes     3,757,016    32.5      2,156,414    23.8      2,774,661    36.8
Income taxes                        1,268,489    11.0        733,180     8.1      1,099,044    14.6
                                  -----------   -----    -----------   -----    -----------   -----
     Net income from continuing
          operations              $ 2,488,527    21.5%   $ 1,423,234    15.7%   $ 1,675,617    22.2%
                                  ===========   =====    ===========   =====    ===========   =====


2009 Compared with 2008
-----------------------

Total revenue decreased from $9.0 million in 2008 to $7.5 million in 2009 even though royalty and fee income, less initial franchise fees, area development fees and equipment commissions was approximately $6.7 million in both 2008 and 2009. The decrease in royalties and fees was primarily a result of selling fewer franchises, less equipment commissions and less area development agreements, all of which were impacted by the recent recession and crisis in the financial markets and the Company's decision to focus all of its sales efforts on the sale of non-traditional franchises. Royalties and fees decreased from approximately $7.6 million in 2008 to approximately $6.9 million in 2009. Included in royalties and fees were approximately $353,500 in 2008 and $203,450 in 2009 for initial franchise fees. In addition, royalties and fees included approximately $104,825 in 2008 and none in 2009, for the sale of area development agreements. Also included in royalties and fees were approximately $397,200 in 2008 and approximately $38,509 in 2009, for equipment commissions.

Restaurant revenues decreased from $1.4 million in 2008 to $537 thousand in 2009. The Company only operates two restaurants for testing and demonstration purposes but from time to time did temporarily operate others until a suitable franchisee was located. As of December 2008, the Company made a decision to no longer temporarily operate restaurants.

Salaries and wages decreased from 15.1% of revenue in 2008 to 14.0% of revenue in 2009. This decrease was primarily the result of the Company reducing operating expenses in light of slower growth in the number of franchised units. Actual salaries and wages decreased from $1.37 million in 2008 to $1.06 million in 2009.

Trade show expenses decreased from 5.4% of revenue in 2008 to 4.1% of revenue in 2009. The decrease was primarily the result of a decrease in the number of trade shows attended partially offset by fewer initial franchise fees and equipment commissions. Actual trade show expenses decreased from $488 thousand in 2008 to $310 thousand in 2009. This expense is anticipated to increase somewhat in 2010 as we have added grocery store trade shows to the events that we will be attending.

Travel expenses decreased from 4.3% of revenue in 2008 to 1.8% of revenue in 2009. This decrease was primarily the result of having fewer supervisors and trainers because of opening fewer new restaurants which was partially offset by the decrease in fewer initial franchise fees and equipment commissions. The Company anticipates that the trend toward lower travel expenses will continue in 2010.

Sales commission expense decreased from .7% of revenue in 2008 to 0% of revenue in 2009. This decrease was primarily the result of selling no area development agreements and fewer initial franchise fees in 2009 compared to 2008.

Other operating expenses increased from 9.7% of revenue in 2008 to 9.8% of revenue in 2009. This increase was primarily the result of fewer initial franchise fees and equipment commissions. Actual other operating expenses decreased from approximately $880 thousand in 2008 to $742 thousand in 2009. This decrease was primarily due to the reduction of expenses related to staff reductions.

Restaurant expenses decreased from 15.2% of revenue in 2008 to 6.6% of revenue in 2009. This decrease was the result of the Company operating fewer restaurants in 2009 and discontinuing operating restaurants on a temporary basis in 2008 and partially offset by the decrease in initial franchise fees and equipment commissions. The Company now only operates two restaurants for testing and demonstration purposes but did temporarily operate others until a franchisee was located, which practice has been discontinued.

General and administrative expenses increased from 18.0% of revenue in 2008 to 19.7% of revenue in 2009. This increase was a result of the decrease in initial franchise fees and equipment commissions. Actual general and administrative expenses were $1.624 million in 2008 and $1.485 million in 2009. The Company does not anticipate any material change in general and administrative expenses in 2010.

Operating income increased from $2.8 million in 2008 to $3.2 million in 2009. This was primarily the result of reduced operating expenses partially offset by fewer initial franchise fees and equipment commissions.

Interest expense decreased from 6.8% of revenue in 2008 to 6.2% of revenue in 2009. This was a result of a decrease in interest expenses partially offset by fewer initial franchisee fees and equipment commissions. Actual interest expense was approximately $616 thousand in 2008 compared to $467 thousand in 2009 due to a decrease in average outstanding borrowings. The actual loan balance decreased by $1.5 million during 2009.

Net income from continuing operations increased from $1.4 million in 2008 to $1.7 million in 2009. This increase was primarily the result of reduced operating expenses partially offset by fewer initial franchise fees and equipment commissions.

Net income per share from continuing operations increased from $.07 per share on
19.2 million weighted average shares outstanding in 2008 to $.09 per share on
19.4 million weighted average shares outstanding in 2009. The diluted net income per share from continuing operations increased from $.07 per share on 20.1 million weighted average shares outstanding in 2008 to $.08 per share on 20.0 million weighted average shares outstanding in 2009.

Loss on discontinued operations was $3.8 million in 2008 and none in 2009. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. Noble Roman's made the decision in late 2008 to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated related expenses.

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

Salaries and wages increased from 14.2% of revenue in 2007 to 15.1% of revenue in 2008. This increase was primarily the result of the decrease in revenue. Actual salaries and wages decreased from $1.64 million in 2007 to $1.37 million in 2008.

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

Other operating expenses increased from 8.9% of revenue in 2007 to 9.7% of revenue in 2008. This increase was primarily the result of the decrease in revenue. Other operating expenses decreased from $1.024 million in 2007 to $880 thousand in 2008. This decrease was primarily due to the reduction of expenses related to staff reductions.

Restaurant expenses increased from 8.7% of revenue in 2007 to 15.2% of revenue in 2008. This increase was primarily the result of the Company operating more restaurants on a temporary basis in 2008 and the decrease in royalty and fee revenue. Although, as of December 31, 2008, the Company only operated the two restaurants, it operated more restaurants on a temporary basis during 2008 than 2007.

General and administrative expenses increased from 14.5% of revenue in 2007 to 18.0% of revenue in 2008. This increase was a result of the decrease in revenue. General and administrative expenses were $1.680 million in 2007 and $1.624 million in 2008.

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

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. The Company was affected in 2008 by the dramatic increase in commodity prices, primarily cheese and meats, which negatively affected its franchisees' food costs. The commodity prices returned to a more normal level during the latter part of 2008 and the continued through 2009. The competition for labor has resulted in higher salaries and wages for the franchisees, however, that effect is mitigated by the relatively low labor requirements of the Company's franchise concepts.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating largely on franchising new non-traditional locations and by licensing additional locations to sell its take-n-bake pizza. The Company increased its focus on selling additional franchises for non-traditional locations and created the Noble Roman's Bistro service system to help broaden the appeal to additional types of locations and operations. The Company developed a take-n-bake pizza as an addition to its menu offerings to accelerate non-traditional unit growth. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery store chains. In addition, the Company has discontinued operating any restaurants except for the two locations the Company operates for testing and demonstration purposes. This change has allowed the Company to reduce operating expenses and overhead. This strategy does not require significant capital investments.

The Company's current ratio increased from 1.2-to-1 to 1.8-to-1 from December 31, 2008 to December 31, 2009 due to profitable operations.

The net cash provided by operating activities was $2.1 million for 2009 and $582 thousand for 2008. The increase in net cash provided by operating activities was primarily the result of the increase in the Company's net income patially offset by increases in accounts and notes receivable and other assets in 2009 as compared to 2008. Net cash used in financial activities was $2.2 million in 2009 and $945 thousand for 2008. This increase was primarily the result of no additional borrowings in 2009 and the Company did receive proceeds of $2.96 million in 2008 from an amendment to the Company's loan agreement with Wells Fargo, this affect was partially offset by the decrease in payments of obligations from discontinued operations from 2008 to 2009.

As a result of the Company's strategy and the cash flow expected to be generated from operations in the future, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.

In February 2008, the Company and certain of its subsidiaries entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, N.A. that amended the existing Loan Agreement entered into in August 2005, between the Company and Wells Fargo (the "Loan Agreement"). Under the Amendment, Wells Fargo loaned the Company an additional $3.0 million. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement from LIBOR plus 4% per annum to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013.

In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $2.625 million as of March 1, 2010), at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2009:

                                     Less than                                    More than
                          Total         1 year      1-3 Years      3-5 Years        5 years
                     ----------     ----------     ----------     ----------     ----------
Long-term debt       $5,625,000     $1,500,000     $3,000,000     $1,125,000     $     --
Operating leases        831,611        226,646        287,724        280,813         36,428
                     ----------     ----------     ----------     ----------     ----------
     Total           $6,456,611     $1,726,646     $3,287,724     $1,405,813     $   36,428
                     ==========     ==========     ==========     ==========     ----------


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2009, the Company had outstanding interest-bearing debt in the aggregate principal amount of $5.625 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of March 1, 2010 of $5.25 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $23,200 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                             December 31,
                                                                                    ----------------------------
                                                                                            2008            2009
                                                                                    ------------    ------------
                                           Assets
Current assets:
   Cash                                                                             $    450,968    $    333,204
   Accounts and notes receivable - net                                                 1,046,545       1,337,207
   Inventories                                                                           223,024         239,006
   Assets held for resale                                                                242,690         243,527
   Prepaid expenses                                                                      222,095         241,852
   Current portion of long-term notes receivable                                           5,810           6,293
   Deferred tax asset - current portion                                                1,050,500       1,050,500
                                                                                    ------------    ------------
           Total current assets                                                        3,241,632       3,451,589
                                                                                    ------------    ------------

Property and equipment:
   Equipment                                                                           1,206,979       1,133,312
   Leasehold improvements                                                                 96,512          96,512
                                                                                    ------------    ------------
                                                                                       1,303,491       1,229,824
   Less accumulated depreciation and amortization                                        821,422         790,134
                                                                                    ------------    ------------
          Net property and equipment                                                     482,069         439,690
Deferred tax asset (net of current portion)                                           11,802,637      10,703,594
Other assets including long-term portion of notes receivable net                       1,752,102       2,087,644
                                                                                    ------------    ------------
                      Total assets                                                  $ 17,278,440    $ 16,682,517
                                                                                    ============    ============
                          Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                        $  1,500,000    $  1,500,000
   Accounts payable                                                                      290,895         119,938
   Accrued expenses                                                                      900,221         314,728
                                                                                    ------------    ------------
                Total current liabilities                                              2,691,116       1,934,366
                                                                                    ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                       5,625,000       4,125,000
                                                                                    ------------    ------------
                Total long-term liabilities                                            5,625,000       4,125,000
                                                                                    ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499 issued
      and outstanding as of December 31, 2008 and December 31, 2009)                  23,023,250      23,074,160
   Preferred stock (5,000,000 shares authorized, 20,625 issued and outstanding as
      of December 31, 2008 and December 31, 2009)                                        800,250         800,250
   Accumulated deficit                                                               (14,861,176)    (13,251,559)
                                                                                    ------------    ------------
                Total stockholders' equity                                             8,962,324      10,622,851
                                                                                    ------------    ------------
                      Total liabilities and stockholders' equity                    $ 17,278,440    $ 16,682,517
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                  Year Ended December 31,
                                                       -------------------------------------------
                                                               2007           2008            2009
                                                       ------------   ------------    ------------
Royalties and fees                                     $ 10,411,326   $  7,561,440    $  6,949,192
Administrative fees and other                                67,467         48,084          63,503
Restaurant revenue                                        1,088,022      1,432,435         536,885
                                                       ------------   ------------    ------------
                Total revenue                            11,566,815      9,041,959       7,549,580

Operating expenses:
     Salaries and wages                                   1,642,529      1,366,861       1,057,675
     Trade show expense                                     554,574        488,012         309,827
     Travel expense                                         527,455        386,018         134,350
     Sales commissions                                      621,928         62,960           3,627
     Other operating expenses                             1,024,399        880,464         741,749
     Restaurant expenses                                  1,011,146      1,369,139         496,614
Depreciation and amortization                                96,682         91,736          78,777
General and administrative                                1,680,284      1,624,022       1,485,356
                                                       ------------   ------------    ------------
              Operating income                            4,407,818      2,772,747       3,241,605

Interest and other expense                                  650,802        616,333         466,944
                                                       ------------   ------------    ------------
         Income before income taxes from
                   continuing operations                  3,757,016      2,156,414       2,774,661

Income tax expense                                        1,268,489        733,180       1,099,044
                                                       ------------   ------------    ------------
         Net income from continuing operations            2,488,527      1,423,234       1,675,617

Loss from discontinued operations net of tax benefit
    of  $2,508,433 for 2008                                    --       (3,824,397)           --
                                                       ------------   ------------    ------------
          Net income (loss)                               2,488,527     (2,401,163)      1,675,617
Cumulative preferred dividends                              127,116         66,181          66,000
                                                       ------------   ------------    ------------
          Net income (loss) available to common
             stockholders                              $  2,361,411   $ (2,467,344)   $  1,609,617
                                                       ============   ============    ============

Earnings per share - basic:
    Net income from continuing operations              $        .14   $        .07    $        .09
    Net loss from discontinued operations net of tax
       benefit                                         $       --     $       (.20)   $       --
    Net income (loss)                                  $        .14   $       (.13)   $        .09
    Net income (loss) available to common
       stockholders                                    $        .13   $       (.13)   $        .08
Weighted average number of common shares
    outstanding                                          17,675,834     19,213,522      19,412,499

Diluted earnings per share:
    Net income from continuing operations              $        .13   $        .07    $        .08
    Net loss from discontinued operations net of tax
       benefit                                         $       --     $       (.19)   $       --
    Net income (loss)                                  $        .13   $       (.12)   $        .08
Weighted average number of common shares
    outstanding                                          18,973,291     20,147,150      19,950,027

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                       Preferred             Common Stock           Accumulated
                                         Stock          Shares          Amount         Deficit          Total
                                     ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2006         $  1,978,800      16,602,661    $ 21,393,360   $(14,755,243)   $  8,616,917

2007 net income                                                                        2,488,527       2,488,527

Cumulative preferred dividends                                                          (127,116)       (127,116)

Exercise of employee stock options                        130,750         143,358                        143,358

Amortization of value of employee
    stock options                                                          26,631                         26,631

Conversion of preferred stock to
    common stock                       (1,178,550)        539,994       1,178,550                           --

Exercise of warrants from
    previous debt holders                                 130,975         163,719                        163,719

Cashless exercise of warrants                           1,783,119                                           --
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2007         $    800,250      19,187,499    $ 22,905,618   $(12,393,832)   $ 11,312,036

2008 net loss                                                                         (2,401,163)     (2,401,163)

Cumulative preferred dividends                                                           (66,181)        (66,181)

Exercise of employee stock options                         15,000          12,450                         12,450

Amortization of value of employee
    stock options                                                          52,682                         52,682

Exercise of warrants from
    previous debt holders                                  10,000          12,500                         12,500

Issuance of common stock                                  200,000          40,000                         40,000
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2008         $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

2009 net income                                                                        1,675,617       1,675,617

Cumulative preferred dividends                                                           (66,000)        (66,000)

Amortization of value of employee
    stock options                                                          50,910                         50,910
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2009         $    800,250      19,412,499    $ 23,074,160   $(13,251,559)   $ 10,622,851
                                     ============    ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                           Year ended December 31,
                                                                  -----------------------------------------
                                                                      2007           2008           2009
                                                                  -----------    -----------    -----------
OPERATING ACTIVITIES
     Net income (loss)                                            $ 2,488,527    $(2,401,163)   $ 1,675,617
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               191,432        183,225        179,185
          Non-cash expense from loss on discontinued operations          --        2,220,023           --
          Deferred income taxes                                     1,268,489        733,180      1,099,044
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                    (1,074,561)       (40,591)      (315,597)
                  Inventories                                         (94,805)         6,337         (4,713)
                  Prepaid expenses                                   (266,358)       (49,363)       (19,757)
                  Other assets                                       (255,521)        88,673       (419,332)
             Increase (decrease) in:
                 Accounts payable and accrued expenses                136,519       (158,020)       (81,451)
                                                                  -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                     2,393,722        582,301      2,112,996
                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                              (107,941)       (16,778)       (45,211)
     Assets held for resale                                          (312,539)        (2,040)          (837)
                                                                  -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                   (420,480)       (18,818)       (46,048)
                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations             (929,484)    (2,501,682)      (652,522)
     Payment of cumulative preferred dividends                       (127,116)       (66,181)       (66,000)
     Payment of principal on outstanding debt                      (1,500,000)    (1,500,000)    (1,500,000)
     Payment received on long-term notes receivable                   187,898        133,736         33,810
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                     --        2,964,455           --
     Proceeds from the exercise of stock options and warrants         307,076         24,950           --
                                                                  -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                (2,061,627)      (944,722)    (2,184,712)
                                                                  -----------    -----------    -----------

Decrease in cash                                                      (88,383)      (381,239)      (117,764)
Cash at beginning of year                                             920,590        832,207        450,968
                                                                  -----------    -----------    -----------
Cash at end of year                                               $   832,207    $   450,968    $   333,204
                                                                  ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The holders of $1,215,000 in liquidation value of preferred stock exchanged their preferred stock for 539,994 shares of common stock in 2007. The holders of warrants to purchase 2,000,000 shares of stock exercised the cashless exercise provisions of the warrants in 2007 and were issued 1,783,119 shares of common stock.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization: The Company sells and services franchises for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs", "Noble Roman's Bistro", "Noble Roman's Take-N-Pizza" and "Tuscano's Grab-N-Go Subs".

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman's, Inc. and its wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc. (collectively, the "Company"). Inter-company balances and transactions have been eliminated in consolidation.

Generally Accepted Accounting Principles: In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification ("Codification" or "ASC") which became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles
(GAAP). The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies were required to begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this Annual Report on Form 10-K to appropriately reference the Codification. The consolidated results of the Company were not impacted by this change.

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

Cash and Cash Equivalents: Includes actual cash balance plus cash invested overnight pursuant to an agreement with a bank. Neither the cash or cash equivalents are pledged nor are there any withdrawal restrictions.

Assets Held for Resale: The Company records the cost of franchised locations held by the Company on a temporary basis until they are sold to a franchisee at the Company's cost adjusted for impaired value, if any, to the estimated net realizable value. The Company estimates net realizable value using comparative replacement costs for other similar franchise locations that are being built at the time the estimate is made.

Advertising Costs: The Company records advertising costs consistent with ASC Other Expense topic and Advertising Costs subtopic. This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures: The Fair Value Measurements and Disclosures topic of the FASB's ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The new guideline required a phase-in approach:
(1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 or 2009 consolidated financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

     o Level 1: Quoted market prices in active markets for identical assets or liabilities.
     o Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     o    Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2008 and 2009, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs. The carrying value for this liability approximates its fair value, and is not material to our 2008 or 2009 consolidated financial statements.

Fair Value of Financial Instruments: The Company's current borrowings are at a monthly variable rate tied to LIBOR. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $2.625 million as of March 1, 2010), at an annual interest rate of 8.2%.

Our swap is a derivative instrument that is designated as cash flow hedge because the swap provides a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap is accounted for as adjustments to interest expense. The financial liability was not material to our 2008 or 2009 consolidated financial statements. There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $438,236 with accumulated amortization at December 31, 2007 of $156,603, December 31, 2008 of $207,243 and December 31, 2009 of $256,742.

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

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by ASC Exit or Disposal Cost Obligations topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2009, the net operating loss carry-forward was approximately $27 million which expires between the years 2012 and 2028. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

Effective January 1, 2009, U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next twelve months, or that would not sustain an examination by applicable taxing authorities. The Company's policy is to recognize penalties and interest as incurred in its statement of operations, which were none for the years ended December 31, 2007, 2008 and 2009. The Company's federal and various state income tax returns for 2006 through 2009 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2007:

                                             Income         Shares     Per Share
                                          (Numerator)    (Denominator)   Amount
                                          -----------    ------------- ---------

Net income                                $ 2,488,527
Less preferred stock dividends               (127,116)
                                          -----------

Earnings per share - basic
Income available to common
    stockholders                            2,361,411     17,675,834   $   .13

Effect of dilutive securities
    Warrants                                     --          858,333
    Options                                      --           72,458
    Convertible preferred stock               127,116        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $ 2,488,527     18,973,291   $   .13

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2008:

                                             Income         Shares     Per Share
                                          (Numerator)    (Denominator)   Amount
                                          -----------    ------------- ---------

Net loss                                $ (2,401,163)
Less preferred stock dividends               (66,181)
                                          -----------

Loss per share - basic
Loss available to common
    stockholders
                                          (2,467,344)     19,213,522   $  (.13)

Effect of dilutive securities
    Warrants                                     --          230,660
    Options                                      --          336,302
    Convertible preferred stock               66,181         366,666
                                          -----------     ----------

Diluted loss per share
Loss available to common stockholders
    and assumed conversions             $ (2,401,163)     20,147,150   $  (.12)

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2009:

                                             Income         Shares     Per Share
                                          (Numerator)    (Denominator)   Amount
                                          -----------    ------------- ---------

Net income                                $ 1,675,617
Less preferred stock dividends                (66,000)
                                          -----------

Income per share - basic
Income available to common
    stockholders
                                             1,609,617    19,412,499   $   .08
Effect of dilutive securities
    Warrants                                     --              --
    Options                                      --          170,862
    Convertible preferred stock                 66,000       366,666
                                          -----------     ----------

Diluted loss per share
Income available to common stockholders
    and assumed conversions               $ 1,675,617     19,950,027   $   .08

Subsequent Events: The Subsequent Events topic of the ASC requires public companies to evaluate subsequent events through the date the consolidated financial statements are issued. Accordingly, we evaluated for subsequent events occurring after December 31, 2009 (our consolidated financial statement date) through March 16, 2010 (the date this report was filed). We determined no subsequent events disclosures were required.

Note 2:  Accounts and Notes Receivable

At December 31, 2008 and 2009, the carrying value of the Company's accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheet as of December 31, 2008 and 2009 will be collected.

Note 3:  Notes Payable

In conjunction with a Settlement Agreement with SummitBridge National Investments, LLC and related entities, Noble Roman's obtained a new six-year term loan, in August 2005, in the principal amount of $9,000,000 requiring principal payments of $125,000 per month plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. On February 4, 2008, the Company entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3.0 million to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. The unpaid balance on the Amended Note as of December 31, 2009 was $5,625,000. Interest paid on this Note was $408,735 in 2009, $569,523 in 2008 and $598,211 in 2007. The Note's principal amortization is as follows: $1.5 million in 2010, $1.5 million in 2011, $1.5 million in 2012 and $1.125 million in 2013. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as a prohibition on the payment of dividends, all as defined in the Loan Agreement. The (gain) loss difference between interest from the swap contract compared to interest expense on the term loan was ($14,537), $62,698 and $128,559 for the years ended December 31, 2007, 2008 and 2009, respectively.

The Amendment to the Loan Agreement in February 2008 was not considered substantive under ASC Debt topic and Modifications and Extinguishments subtopic. In August 2005, the Company borrowed $9 million for the purpose of implementing a settlement with SummitBridge National Investments, LLC. That term loan required principal payments of $125,000 per month plus monthly interest payments equal to LIBOR + 4%. The Loan Agreement also required the Company to maintain certain financial ratios during the term of the loan. At the time of the modification in February 2008, the loan had a remaining principal balance $5.375 million and the Company borrowed an additional $3.0 million to the same term loan for general corporate purposes. The terms of the loan, as amended, continued the same $125,000 per month principal payments, however, the interest rate was modified to LIBOR + 3.75% to reflect the reduced leverage ratio of the Company. The extension of the maturity date from August 31, 2011 to August 31, 2013 was to reflect the number of months necessary to maintain the same $125,000 per month principal amortization and financial ratios. The Company accounted for the transaction by increasing its cash and note payable accounts by $3.0 million.

Note 4:  Royalties and Fees

Approximately $1,221,500, $353,500 and $203,450 are included in the 2007, 2008 and 2009, respectively, royalties and fees in the Consolidated Statement of Operations for initial franchise fees. In addition, the Consolidated Statement of Operations reflects approximately $1,537,700, $104,825 and none in 2007, 2008 and 2009, respectively, of royalties and fees for the sale of area development agreements. Also included in royalties and fees were approximately $891,300, $397,200 and $38,509 in 2007, 2008 and 2009, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 829 franchised outlets in operation on December 31, 2008 and 834 on December 31, 2009. During that twelve-month period there were 96 new franchised outlets opened and 91 franchised outlets left the system, 35 of which reached the end of their franchise agreement term and 56 of which ceased operation for other reasons.

Note 5:  Contingent Liabilities for Leased Facilities

The Company formerly leased its restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. All of these leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. At December 31, 2009, contingent obligations under non-cancelable operating leases for 2010, 2011, 2012, 2013, 2014 and after 2014 were approximately $87,963, $88,863, $89,763, $90,663, $91,563 and $96,018,
respectively.

The Company has future obligations under current operating leases of $831,611 as follows: due in less than one year $226,646, due in one to three years $287,724, due in three to five years $280,813 and due in more than five years $36,428.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $12,853,137 at December 31, 2008 and $11,754,094 at December 31, 2009, which expires between the years 2012 and 2028. In 2007, 2008 and 2009, the Company used deferred benefits to offset its tax expense of $1,268,489, $733,180 and $1,099,044, respectively, and tax benefits from loss on discontinued operations of $2,508,433 in 2008. The Company reduced its valuation allowance in 2007 by $2,074,253 and in 2008 by $120,975 and reflected that reduction in the discontinued operations. As a result of the tax credits, the Company did not pay any income taxes in 2007, 2008 and 2009. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

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

At December 31, 2009 the Company had outstanding warrants to purchase common stock as follows:

     # Common Shares Represented      Exercise Price     Warrant Expiration Date
              1,000,000                    $ .93                  6/30/2011
                 50,000                      .95                  9/26/2010
                600,000                      .93                  1/24/2011

The Company has an incentive stock option plan for key employees and officers. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2009, the Company had the following employee stock options outstanding:

           # Common Shares
              Represented             Exercise Price
                    750                    $1.46
                 20,000                     1.45
                 40,000                      .55
                 46,000                      .83
                 20,000                     1.10
                 58,500                     2.30
                445,000                      .36

As of December 31, 2009, options for 185,250 shares were exercisable.

During 2005, the Company issued Series B Preferred Stock with a liquidation value of $2,040,000 which was convertible, after December 31, 2006, at the option of the holder to common stock at a conversion price of $2.25 per share. During 2007, the holders of $1,215,000 in liquidation value of the Series B Preferred Stock converted those shares to 539,994 shares of common stock. On December 31, 2008 and December 31, 2009, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000, which provides for cumulative dividends of 8% per annum through December 31, 2009 and thereafter at a rate of 12% per annum on the liquidation value. The Company, at its option, may now redeem the Series B Preferred Stock at the liquidation value.

The Company adopted utilitized the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options were granted in 2007 or 2009. The following assumptions were used for grants in 2008:

Expected volatility                 30%
Expected dividend yield             None
Expected term (in years)            5
Risk-free interest rate             3.56%

The following table sets forth the number of options outstanding as of December 31, 2007, 2008 and 2009 and the number of options granted, exercised or forfeited during the years ended December 31, 2007, December 31, 2008 and December 31, 2009:

--------------------------------------------------------------------------------
  Balance of employee stock options outstanding as of 12/31/2006        351,500
--------------------------------------------------------------------------------
              Stock options granted during the year ended 12/31/07            0
--------------------------------------------------------------------------------
              Stock options exercised during the year ended 12/31/07  (130,750)
--------------------------------------------------------------------------------
              Stock options forfeited during the year ended 12/31/07   (20,500)
--------------------------------------------------------------------------------
  Balance of employee stock options outstanding as of 12/31/07          200,250
--------------------------------------------------------------------------------
              Stock options granted during the year ended 12/31/08      485,000
--------------------------------------------------------------------------------
              Stock options exercised during the year ended 12/31/08   (15,000)
--------------------------------------------------------------------------------
              Stock options forfeited during the year ended 12/31/08   (20,000)
--------------------------------------------------------------------------------
  Balance of employee stock options outstanding as of 12/31/08          650,250
--------------------------------------------------------------------------------
              Stock options granted during the year ended 12/31/09            0
--------------------------------------------------------------------------------
              Stock options exercised during the year ended 12/31/09          0
--------------------------------------------------------------------------------
              Stock options forfeited during the year ended 12/31/09   (20,000)
--------------------------------------------------------------------------------
  Balance of employee stock options outstanding as of 12/31/09          630,250
--------------------------------------------------------------------------------

The following table sets forth the number of non-vested options outstanding as of December 31, 2007, 2008 and 2009, and the number of stock options granted, vested and forfeited during the years ended December 31, 2007, December 31, 2008 and December 31, 2009.

------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/2006   160,000
------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/07                  0
------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/07            (61,000)
------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/07         (20,500)
------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/07      78,500
------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/08            485,000
------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/08                   0
------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/08         (20,000)
------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/08     543,500
------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/09                  0
------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/09            (78,500)
------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/09         (20,000)
------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/09     445,000
------------------------------------------------------------------------------------

There were no employee stock options granted, exercised or expired during 2009, however, an option for 20,000 shares was forfeited during 2009 with an exercise price of $.36 per share. At December 31, 2009, the weighted average grant date fair value of non-vested options was $.36 per share and the weighted average grant date fair value of vested options was $1.33 per share. The weighted average grant date fair value of employee stock options granted during 2007 was zero, during 2008 was $.36 per share and during 2009 was zero. Total compensation cost recognized for share-based payment arrangements was $26,631 with a tax benefit of $9,054 in 2007, $52,682 with a tax benefit of $17,911 in 2008, and $50,910 with a tax benefit of $20,165 in 2009. As of December 31, 2009, total compensation cost related to non-vested options was $43,837, which will be recognized as compensation cost over the next 15 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statement of Financial Accounting Standards

The Company does not believe that the recently issued Statement of Financial Accounting Standards will have any material impact on the Company's Statement of Operations or its Balance Sheet.

Note 9:  Loss from Discontinued Operations

There was no loss on discontinued operations in 2009, however, there was a loss on discontinued operations of $3.8 million in 2008 and none in 2007 as the losses from discontinued operations of $2.0 million in 2007 were offset by decreasing the valuation allowance for its deferred tax credit. The Company has elected to focus all of its efforts on non-traditional franchises. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. The Company, in December 2008, made the decision to discontinue that business and charged off or dramatically lowered the carrying value of all assets related to the traditional restaurants and accrued future estimated expenses related thereto. The Company does not expect to generate revenue or incur expenses from the sale of similar products or services to customers of the disposed components. The disposed components were accounted for as discontinued operations since the direct cash flows of the components have been eliminated from the ongoing operations of the Company and the Company will not have any continuing financial involvement in the disposed components.

Note 10:  Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008. The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. Lenders to certain of the Plaintiffs were also named as Defendants, but the Court dismissed the claims against them. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery is in progress, but has not yet been completed. Defendants filed the First Request for Production of Documents in February 2009 and certain Plaintiffs produced some documents requested by the Company. However, many of the Plaintiffs produced no documents and the Company, in July 2009, filed a Motion to Compel the production against the Plaintiffs. In September 2009 the Judge entered a Stipulated Order on the Motion to Compel stating that all Plaintiffs in this litigation were ordered to:
(1) fully and completely and without objection or evasion, file written responses to the Company's Request by September 30, 2009 demonstrating what documents and things exists which are responsive to the Request and (2) fully and completely without objection or evasion, produce all documents and things that are responsive to the Request by October 15, 2009. The Company believes that the written responses submitted by the Plaintiffs do not comply with the Order. Further, many of the Plaintiffs have not submitted any documents and most of the others have not fully complied with the Order to Compel.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Judge granted on September 22, 2009. On October 8, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification

Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. On January 12, 2010, the Court denied Plaintiffs' Motion and, in the same Order the Court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. Further, the Court denied Plaintiffs' request to amend their Complaint. In a January 15, 2010 Telephonic Status Conference regarding scheduling and other matters between the Judge, Plaintiffs' counsel and Defendants' counsel, the Plaintiffs' counsel orally requested that the Court reconsider its January 12, 2010 rulings described above concerning whether constructive fraud can be plead. Counsel for the Plaintiffs further requested that if the Court does not grant leave to amend the Complaint he would request the Court to certify such Order for an Interlocutory Appeal. In a February 2, 2010 ruling, the Court reaffirmed the Order of January 12, 2010 denying Plaintiffs' Motion to Correct Error, Reconsider And Vacate Order; Request For Clarification; Alternatively, Motion For Certification Of Appeal Of Interlocutory Order And For Stay Of Proceeding Pending Appeal. Furthermore, the Order of February 2, 2010 stated the following: "Finally, the Court does now find that there is no just reason for delay and the Court does now expressly enter Final Judgment as to the issues of whether or not the Plaintiffs included in the Amended Complaint the theory of constructive fraud and that the Plaintiffs may not have leave to file an Amended Complaint to include such theory." On February 11, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals. Defendants' Counsel is preparing a motion to dismiss the appeal based on lack of jurisdiction.

On December 2, 2009, Plaintiffs filed a Motion for Extensions, Sanctions and Other Relief claiming, in part, that the Defendants' claim against Plaintiffs' counsel in Small Claims Court for reimbursement of fees and other expenses was improper. In the Order of January 12, 2010, the Court granted Plaintiffs' Request for Extensions, denied Plaintiffs' Request for Sanctions and Other Relief, and ruled that Defendants' claim in Small Claims Court against Plaintiffs' counsel was appropriate.

To date, 11 of the 14 Plaintiff groups have been deposed. The Company continues to attempt to schedule the remaining Plaintiffs for depositions. On September 29, 2009, Defendants filed a Motion to Reopen Plaintiff Dunn's deposition and require him to come to Indianapolis and resume his deposition at the Plaintiff's expense claiming that Plaintiffs' counsel wrongly interrupted a proper line of questioning and prematurely ended the deposition. In the Court's Order of January 12, 2010, Defendants' Motion was granted and Dunn was ordered to come to Indianapolis to continue his deposition and further ordered that any privilege regarding Mr. Dunn's communications with his son, an attorney, concerning his son's review, recommendations and opinions about Noble Roman's franchise documents has been waived and no further objection may be offered regarding those topics. The continuation of Dunn's deposition was held on March 11, 2010. On October 16, 2009, Defendants filed a motion to require Plaintiff Heyser to travel to Indianapolis for her deposition as a result of her deposition, which had been previously agreed to, being canceled at her request and agreeing, through counsel, to come to Indianapolis at a later date for the deposition. Many days later Plaintiffs' counsel denied that agreement even though it had been confirmed by email. In the Order of January 12, 2010, Defendants' Motion to Compel Plaintiff Kari Heyser to attend a deposition in Indianapolis was granted. Ms. Heyser's deposition was taken in Indianapolis on March 8, 2010. Plaintiffs Villasenors were scheduled for deposition in El Centro, California on January 20, 2010, however, even though Defendants' Counsel was present in El Centro for the deposition, the Villasenors did not appear for deposition. As a result, by agreement of counsels, those depositions are to be taken in Indianapolis, Indiana and are in the process of being rescheduled in March 2010. Plaintiffs' counsel has been unable to obtain a schedule for depositions of Plaintiffs Morris and Plaintiffs Soltero and filed a motion with the court to withdraw representation of those Plaintiffs.

The Defendants were scheduled for depositions by Plaintiffs' counsel during the week of November 9, 2009, however, Plaintiffs' counsel canceled those depositions. Defendants had been rescheduled for depositions during the week of March 15, 2010, however, on March 12, 2010, Plaintiffs' counsel canceled those scheduled depositions.

Defendants filed Motions for Summary Judgment as to Plaintiff Brintle on November 6, 2009 and Plaintiff Clark on November 25, 2009, as a result of their testimony at depositions. The Defendants are in the process of preparing motions for Summary Judgment against all of the other Plaintiffs whose depositions have been taken. In the Judge's Order of February 2, 2010, the Judge set a deadline of April 30, 2010 for filing of all remaining Motions for Summary Judgment, a deadline of June 4, 2010 for Plaintiffs' Response to all of the Summary Judgment Motions and a deadline of June 18, 2010 for Defendants' Reply to Responses.

Although there can be no assurance regarding the outcome of litigation, the Company believes that it has strong and meritorious legal and factual defenses to these claims and viable counter claims against the Plaintiffs and will vigorously defend its interests in this case and to pursue the counter claims.

Other than as disclosed above, the Company is involved in no other material litigation.

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

Douglas Coape-Arnold was paid $79,200 in consulting fees in 2007, $79,200 in consulting fees in 2008 and $62,400 in consulting fees in 2009.

Note 12:  Unaudited Quarterly Financial Information

                                                                        Quarter Ended
                                                                        -------------
              2009                           December 31       September 30       June 30          March 31
              ----                           -----------       ------------       -------          --------
                                                         (in thousands, except per share data)
Total revenue                                  $ 1,822           $ 1,934          $ 1,903          $ 1,891
Operating income                                   751               876              805              810
Income  before income taxes                        637               760              688              690
Net income                                         385               460              415              416
Net income per common share
        Basic                                  $   .02           $   .02          $   .02          $   .02
        Diluted                                    .02               .02              .02              .02

                                                                        Quarter Ended
                                                                        -------------
              2008                           December 31       September 30       June 30          March 31
              ----                           -----------       ------------       -------          --------
                                                         (in thousands, except per share data)
Total revenue                                  $ 2,058           $ 2,212          $ 2,422          $ 2,350
Operating income                                   758               612              761              641
Income from continuing operations
   before income taxes                             609               461              599              487
Net income from continuing operations              402               305              395              321
Loss from discontinued operations                3,824              --               --               --
Net income (loss)                               (3,422)              305              395              321
Net income from continuing operations
   per common share
        Basic                                  $   .02           $   .02          $   .02          $   .02
        Diluted                                    .02               .02              .02              .02
Net income (loss) per common share
        Basic                                     (.18)              .02              .02              .02
        Diluted                                   (.17)              .02              .02              .02

                         [LETTERHEAD OF SOMERSET CPAs]



             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of
---------------------------------------------
NOBLE ROMAN'S, INC. AND SUBSIDIARIES
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheets of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
March 16, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

Based on his evaluation as of the end of the period covered by this report, Paul
W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. It was also concluded that the Company's internal controls over financial reporting are effective.

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


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
          CORPORATE GOVERNANCE

Information concerning this item is included under captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our Proxy Statement for our 2010 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the caption "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2010 Proxy Statement and is incorporate herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption "Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement and is incorporate herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption "Corporate Governance" in the 2010 Proxy Statement and is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information concerning this item is included under the caption "Independent Auditors' Fees" in the 2010 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Noble
         Roman's, Inc. and subsidiaries are included in Item 8:             Page
                                                                            ----

         Consolidated Balance Sheets - December 31, 2008 and 2009             25

         Consolidated Statements of Operations - years ended December 31,
         2007, 2008 and 2009                                                  26

         Consolidated Statements of Changes in Stockholders' Equity - years
         ended December 31, 2007, 2008 and 2009                               27

         Consolidated Statements of Cash Flows - years ended December 31,
         2007, 2008 and 2009                                                  28

         Notes to Consolidated Financial Statements                           29

         Report of Independent Registered Accounting Firm. -
         Somerset CPAs, P.C.                                                  42

         Exhibits


          Exhibit
          Number                         Description
          ------                         -----------

            3.1 Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

            3.2 Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant's Form 8-K filed December 23, 2010, is incorporated herein by reference.

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


                                     NOBLE ROMAN'S, INC.


 Date:    March 16, 2010             By: /s/ Paul W. Mobley
                                         ---------------------------------------
                                     Paul W. Mobley, Chief Executive Officer and
                                     Chief Financial Officer





         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 16, 2010              /s/  Paul W. Mobley
                                     -------------------------------------------
                                     Paul W. Mobley
                                     Chairman of the Board and Director



Date:    March 16, 2010              /s/  A. Scott Mobley
                                     -------------------------------------------
                                     A. Scott Mobley
                                     President and Director



Date:    March 16, 2010              /s/  Douglas H. Coape-Arnold
                                     -------------------------------------------
                                     Douglas H. Coape-Arnold
                                     Director