Form 10-Q
period 2010-03-31
NOBLE ROMANS INC
filed 2010-05-06
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2010

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

                                 (317) 634-3377
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X  No
    ---    ---
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                                  Accelerated Filer
                        ---                                                ---
Non-Accelerated Filer                            Smaller Reporting Company  X
                        ---                                                ---
(do not check if smaller
reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
As of May 3, 2010, there were 19,412,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


      Condensed consolidated balance sheets as of December 31, 2009
           and March 31, 2010 (unaudited)                                Page 3

      Condensed consolidated statements of operations for the
           three months ended March 31, 2009 and 2010 (unaudited)        Page 4

      Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2010 (unaudited) Page 5

      Condensed consolidated statements of cash flows for the
           three months ended March 31, 2009 and 2010  (unaudited)       Page 6

      Notes to condensed consolidated financial statements (unaudited)   Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                      Assets                                December 31,      March 31,
                                                                                2009            2010
                                                                            ------------    ------------
Current assets:
   Cash                                                                     $    333,204    $    303,108
   Accounts and notes receivable - net                                         1,343,500       1,539,674
   Inventories                                                                   239,006         237,553
   Assets held for resale                                                        243,527         243,527
   Prepaid expenses                                                              241,852         341,080
   Deferred tax asset - current portion                                        1,050,500       1,050,500
                                                                            ------------    ------------
           Total current assets                                                3,451,589       3,715,441
                                                                            ------------    ------------

Property and equipment:
   Equipment                                                                   1,133,312       1,135,707
   Leasehold improvements                                                         96,512          96,512
                                                                            ------------    ------------
                                                                               1,229,824       1,232,219
   Less accumulated depreciation and amortization                                790,134         807,658
                                                                            ------------    ------------
          Net property and equipment                                             439,690         424,562
Deferred tax asset (net of current portion)                                   10,703,594      10,472,935
Other assets including long-term portion of notes receivable                   2,087,644       2,255,139
                                                                            ------------    ------------
                      Total assets                                          $ 16,682,517    $ 16,868,077
                                                                            ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                $  1,500,000    $  1,500,000
   Accounts payable and accrued expenses                                         434,665         651,510
                                                                            ------------    ------------
                Total current liabilities                                      1,934,666       2,151,511
                                                                            ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                               4,125,000       3,750,000
                                                                            ------------    ------------
                Total long-term liabilities                                    4,125,000       3,750,000
                                                                            ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499
       issued and outstanding as of December 31, 2009 and March 31, 2010)     23,074,160      23,082,844
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2009 and March 31, 2010)                   800,250         800,250
   Accumulated deficit                                                       (13,251,559)    (12,916,528)
                                                                            ------------    ------------
                Total stockholders' equity                                    10,622,851      10,966,566
                                                                            ------------    ------------
                      Total liabilities and stockholders' equity            $ 16,682,517    $ 16,868,077
                                                                            ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2009          2010
                                                   -----------   -----------
Royalties and fees                                 $ 1,759,614   $ 1,635,656
Administrative fees and other                           12,563         6,250
Restaurant revenue                                     118,891       113,226
                                                   -----------   -----------
               Total revenue                         1,891,068     1,755,132

Operating expenses:
     Salaries and wages                                274,149       240,388
     Trade show expense                                 75,617        75,139
     Travel expense                                     44,532        36,239
     Sales commissions                                   3,627          --
     Other operating expenses                          191,949       190,515
     Restaurant expenses                               118,023       111,749
Depreciation and amortization                           19,338        14,574
General and administrative                             353,402       394,804
                                                   -----------   -----------
              Total expenses                         1,080,637     1,063,406
                                                   -----------   -----------
              Operating income                         810,431       691,725

Interest and other expense                             120,315       109,399
                                                   -----------   -----------
              Income before income taxes               690,116       582,326

Income tax expense                                     273,355       230,659
                                                   -----------   -----------
              Net income                               416,761       351,667

              Cumulative preferred dividends            16,636        16,636
                                                   -----------   -----------

              Net income available to common
                   stockholders                    $   400,125   $   335,031
                                                   ===========   ===========


Earnings per share - basic:
     Net income                                    $       .02   $       .02
     Net income available to common stockholders           .02           .02
Weighted average number of common shares
      outstanding                                   19,412,499    19,412,499


Diluted earnings per share:
     Net income                                    $       .02   $       .02
Weighted average number of common shares
     outstanding                                    19,854,863    20,036,415

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)


                                           Preferred          Common Stock         Accumulated
                                             Stock        Shares        Amount       Deficit          Total
                                           ---------    ----------   ------------  ------------    -----------
Balance at December 31, 2009               $ 800,250    19,412,499   $ 23,074,160  $(13,251,559)   $10,622,851

Net income for three months ended
    March 31, 2010                                                                       351,667       351,667

Cumulative preferred
    dividends                                                                           (16,636)      (16,636)

Amortization of value of employee
    stock options                                                           8,684                        8,684
                                           ---------    ----------    -----------  ------------    -----------

Balance at March 31, 2010                  $ 800,250    19,412,499    $23,082,844  $(12,916,528)   $10,966,566
                                           =========    ==========    ===========  =============   ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
OPERATING ACTIVITIES                                                      2009         2010
                                                                       ---------    ---------
     Net income                                                        $ 416,761    $ 351,667
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                               46,929       23,257
              Deferred income taxes                                      273,355      230,659
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                     (234,742)    (196,174)
                      Inventories                                        (13,848)       1,453
                      Prepaid expenses                                    13,716      (99,228)
                      Other assets                                       (23,025)    (167,496)
                Increase (decrease) in:
                     Accounts payable and accrued expenses                26,228      301,699
                                                                       ---------    ---------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES                505,374      445,839
                                                                       ---------    ---------


INVESTING ACTIVITIES
     Purchase of property and equipment                                  (18,385)      (2,395)
                                                                       ---------    ---------
              NET CASH USED IN INVESTING ACTIVITIES                      (18,385)      (2,395)
                                                                       ---------    ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations                (215,925)     (81,906)
     Payment of cumulative preferred dividends                           (16,636)     (16,636)
     Payment of principal on outstanding debt                           (375,000)    (375,000)
                                                                       ---------    ---------
              NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES                                           (607,561)    (473,541)
                                                                       ---------    ---------

Increase (decrease) in cash                                             (120,572)     (30,096)
Cash at beginning of period                                              450,968      333,204
                                                                       ---------    ---------
Cash at end of period                                                  $ 330,396    $ 303,108
                                                                       =========    =========


Supplemental schedule of non-cash investing and financing activities

None

Cash paid for interest                                                 $ 114,311    $  84,080

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and it's subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Note 2 - Royalties and fees include $28,600 and $64,000 for the three-month periods ended March 31, 2009 and 2010, respectively, of initial franchise fees. Royalties and fees include $56,023 and $59,684 for the three-month period ended March 31, 2009 and 2010, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,674,991 and $1,511,972 for the three-month periods ended March 31, 2009 and 2010, respectively. This decrease resulted from traditional franchise closings in the approximate amount of $102,384 and a decrease in ongoing royalties and fees from non-traditional units other than grocery stores in the approximate amount of $105,275 partially offset by an increase in ongoing royalties and fees from the grocery store take-n-bake additions in the amount of $44,640. The Company has no material amount of past due royalties.

There were 834 outlets in operation on December 31, 2009 and 876 outlets on March 31, 2010. During the three-month period ended March 31, 2010, there were 54 new outlets opened and 12 outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2009:

                                              Income          Shares
                                              ------          ------       Per-Share
                                            (Numerator)   (Denominator)     Amount
                                                                            ------
Net income                                  $  416,761      19,412,499     $   .02
Less preferred stock dividends                 (16,636)
                                            ----------

Earnings per share - basic
Income available to common stockholders        400,125                         .02

Effect of dilutive securities
    Warrants                                                         0
    Options                                                     75,698
    Convertible preferred stock                 16,636         366,666
                                            ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                 $  416,761      19,854,863     $   .02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2010:

                                              Income          Shares
                                              ------          ------       Per-Share
                                            (Numerator)   (Denominator)     Amount
                                                                            ------
Net income                                  $  351,667      19,412,499     $   .02
Less preferred stock dividends                 (16,636)
                                            ----------

Earnings per share - basic
Income available to common stockholders        335,031                         .02

Effect of dilutive securities
    Warrants                                                         0
    Options                                                    257,250
    Convertible preferred stock                 16,636         366,666
                                            ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                 $  351,667      20,036,415     $   .02

Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs in the case originally were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Plaintiffs Marikate and Paul Morris and Kapza, Inc. have withdrawn their claims against the Company. The Defendants originally were the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The court has dismissed the claims against CIT Small Business Lending Corporation and PNC Bank.

The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery is in progress, but has not yet been completed. To date, 11 of the 13 remaining Plaintiff groups have been deposed. Plaintiffs' counsel withdrew representation of Plaintiffs Soltero and counsel for Defendants has been unable to locate Plaintiffs Soltero, leaving one Plaintiff group, Villasenor, to be deposed. Because the Villasenors have failed to appear for two previous scheduled depositions, Defendants, on April 16, 2010, filed a motion to compel the deposition of Villasenors and require them to appear in Indianapolis for their depositions during the week of May 3, 2010 or to dismiss Villasenors claims against Defandants with prejudice if they fail again to appear for the noticed depositions. On April 29, 2010, the Judge granted Defendants' motion and ordered Villasenors to appear in Indianapolis for depositions at a time convenient to Defendants' counsel during the week of May 3, 2010 or all claims alleged in this lawsuit by the Villasenors against Defendants will be dismissed with prejudice if the Villasenors fail to appear for deposition. Defendants noticed Brenda Villasenor for deposition on May 6,

2010 and Henry Villasenor was noticed for deposition on May 7, 2010. Brenda Villasenor did not appear for her noticed deposition.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Judge granted in September, 2009. In October, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider and Vacate Order; Request for Clarification; Alternatively, Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceeding Pending Appeal. In January, 2010, the court denied Plaintiffs' Motion and in the same Order the court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. Further, the court denied Plaintiffs' request to amend their Complaint. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals. Defendants' Counsel is preparing a Brief in Opposition to the appeal, both for lack of jurisdiction and also on the merits. The Brief in Opposition is due to be filed on or before May 15, 2010.

Certain Defendants were scheduled for depositions by Plaintiffs' counsel during the week of August 24, 2009, however, Plaintiff's counsel canceled those depositions. They were scheduled again for deposition during the week of November 9, 2009, however, Plaintiffs' counsel canceled those depositions. Defendants had been rescheduled for depositions during the week of March 15, 2010, however, on March 12, 2010 Plaintiffs' counsel again canceled those depositions stating the reason was because of an unidentified family emergency. Because Defendants and Defendants' counsel had expended a significant amount of time and money preparing for depositions that were canceled right before the deposition dates, Defendants filed a Motion for Protective Order prohibiting the depositions of Defendants unless just cause is demonstrated for Plaintiffs' cancellation of Defendants' deposition previously scheduled to occur on March 15, 2010 through March 19, 2010. On April 28, 2010, the court notified Plaintiffs' counsel to submit under seal the specific reasons why he canceled Defendants' depositions by May 7, 2010 in order to rule on Defendants' Motion for Protective Order. If Plaintiffs' counsel does not submit those reasons by May 7, 2010, the court will rule on the existing pleadings.

Defendants have filed Motions for Summary Judgment as to some of the Plaintiffs as a result of their testimony at depositions and are in the process of preparing motions for Summary Judgment against all of the other Plaintiffs whose depositions have been taken. In his Order of February 2, 2010, the Judge set a deadline of April 30, 2010 for filing of all remaining Motions for Summary Judgment, a deadline of June 4, 2010 for Plaintiffs' Response to the Motions and a deadline of June 18, 2010 for Defendants' Reply to Responses. Because of the difficulty in scheduling Plaintiffs for deposition by Defendants, in the Court's Order of April 29, 2010, the Court extended the deadline for filing summary judgment motions to May 31, 2010, the deadline for any responses to those motions to July 5, 2010 and the deadline for any reply brief to that response to July 19, 2010.

On April 30, 2010, Plaintiffs Marikate Morris, Paul Morris and Kapza, Inc. filed a Motion to Voluntarily Dismiss Claims with the Court in which they requested that the Court dismiss with prejudice all of their claims against the Defendants. In the Motion, the moving Plaintiffs do not request that the Court dismiss the Company's counter-claim against the moving Plaintiffs, and, accordingly, counter-claim will not be affected by the Court's eventual ruling on the Motion.

Note 5: The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

The Company sells and services franchises for non-traditional and stand-alone foodservice operations under the trade names "Noble Roman's Pizza," "Tuscano's Italian Style Subs", "Noble Roman's Take-N-Bake", "Tuscano's Grab-N-Go Subs" and "Noble Roman's Bistro." The Company believes the attributes of these concepts include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

Noble Roman's Take-N-Bake Pizza
-------------------------------

The Company recently developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees and as a stand-alone offering for grocery store chains. The Company, since it started offering take-n-bake pizza to grocery store chains in September 2009, had signed agreements, as of March 31, 2010, for 93 grocery store locations to operate the take-n-bake pizza program, 79 of which were open at that time. As of April 30, 2010, the Company had signed agreements for 155 grocery store locations to operate the take-n-bake pizza program, 101 of which were open at that time and anticipates the remainder of the 155 locations to open during the first three weeks of May 2010. The Company expects to sign several additional units with existing chains and is also in discussions with several other grocery store chains. The take-n-bake program has also been integrated into the operations of many existing convenience stores, generating significant add-on sales, and is now being offered to all convenience store franchisees. The Company uses the same high quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modification to portioning for increased home baking performance.

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

In 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees, and as a stand-alone offering for grocery store chains. Also, during 2009, the Company developed a grab-n-go service system for a limited portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and Tuscano's Subs locations. The Company will continue to focus on enhanced product offerings to augment the Company's sales opportunities within non-traditional venues.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month period ended March 31, 2009 and 2010, respectively.

                                          Three Months Ended
                                                March 31,
                                         --------------------
                                          2009           2010
                                         ------         -----
Royalties and fees                         93.0 %        93.2 %
Administrative fees and other                .7            .4
Restaurant revenue                          6.3           6.4
                                          -----         -----
     Total revenue                        100.0 %       100.0 %
Operating expenses:
     Salaries and wages                    14.5          13.7
     Trade show expense                     4.0           4.3
     Travel expense                         2.3           2.1
     Sales commissions                       .2            .0
     Other operating expense               10.2          10.9
     Restaurant expenses                    6.2           6.3
Depreciation and amortization               1.0            .8
General and administrative                 18.7          22.5
                                          -----         -----
     Total expenses                        57.1          60.6
                                          -----         -----
     Operating income                      42.9 %        39.4 %

Interest and other expense                  6.4           6.2
                                          -----         -----
     Income before income taxes            36.5 %        33.2 %

Income tax expense                         14.5          13.2
                                          -----         -----
     Net income                            22.0 %        20.0 %
                                          =====         =====

Results of Operations
---------------------

Three-Month Periods Ended March 31, 2009 and 2010

Total revenue decreased from $1.9 million to $1.8 million for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. One-time fees, franchisee fees and equipment commissions increased during this period from $84,623 in the first quarter 2009 to $123,684 in 2010. Ongoing royalties and fees decreased during this period from $1,674,991 to $1,511,972 for the three-month period ended March 31, 2009 and March 31, 2010, respectively. Of this decrease, $102,384 resulted from traditional franchise closings and a decrease in ongoing royalties and fees from non-traditional units other than grocery stores in the approximately amount of $105,275 (believed to be primarily the result of the unusually bad weather during January and February, 2010) were partially offset by an increase in ongoing royalties and fees from the grocery store take-n-bake additions in the amount of $44,640.

Restaurant revenue decreased from $118,891 to $113,226 for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. It is believed that this decrease was primarily the result of unusually bad weather in January and February, 2010.

Salaries and wages decreased from 14.5% of total revenue to 13.7% of total revenue for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This decrease was the result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reduction was partially offset by the decrease in revenue as explained in the discussion above regarding total revenue.

Trade show expenses increased from 4.0% of total revenue to 4.3% of total revenue for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This increase was the result of the reduction in revenue. Trade show expenses were $75,617 in the three-month period ended March 31, 2009 compared to $75,139 in the corresponding period in 2010.

Travel expenses decreased from 2.3% of total revenue to 2.1% of total revenue for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. Actual travel expense decreased from $44,532 to $36,239 for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This decrease was the result of the Company's strategy to grow by concentrating its efforts in franchising non-traditional locations which require less on-site support than franchising in traditional locations. The reduction was partially offset by the decrease in revenue as explained above in the discussion of total revenue.

Other operating expenses increased, as a percentage of total revenue, from 10.2% to 10.9% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. Actual operating expenses decreased from $191,949 to $190,515. The reduction in operating expenses was offset by the decrease in revenue.

Restaurant expenses increased as a percentage of total revenue from 6.2% to 6.3% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. Actual restaurant operating expenses decreased from $118,023 to $111,749.

General and administrative expenses increased as a percentage of total revenue from 18.7% to 22.5% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. Actual general and administrative expense increased from $353,402 to $394,804 for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This increase was primarily the result of an increase in legal expenses of $17,805 and an increase of rent expense of $31,500 partially offset by a reduction in other expenses. The Company had no rent expense in the three-month period ended March 31, 2009 due to its leased offices being under massive remodeling as the Company's old office lease expired in December 2009 and the new lease did not commence until the remodel of its space was complete.

Total expenses increased as a percentage of total revenue from 57.1% to 60.6% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. Actual expenses decreased from $1,080,637 to $1,063,406 for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This decrease was due to the Company tightly controlling expenses.

Operating income decreased as a percentage of total revenue from 42.9% to 39.4% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. The primary reason for this decrease was the reduction in revenue as explained above.

Interest expense decreased as a percentage of total revenue from 6.4% to 6.2% for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. This decrease was the result of a combination of a decrease in notes payable outstanding and lower interest rates partially offset by a decrease in revenue.

Net income decreased from $416,761 to $351,667 for the three-month period ended March 31, 2010 compared to the corresponding period in 2009. The primary reason for this decrease was the decrease in revenue.

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

The Company's current ratio remained approximately the same at 1.8-to-1 from December 31, 2009 to March 31, 2010.

The net cash provided by operating activities was $445,839 for the three-month period ended March 31, 2010 and $505,374 for the corresponding period in 2009. Net cash used in financing activities was $473,541 in the three-month period ended March 31, 2010 and $607,561 for the corresponding period in 2009.

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

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, shifts in market demand, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" in the Company's annual report on Form 10-K for the year-ended December 31, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2010, the Company had outstanding interest-bearing debt in the aggregate principal amount of $5.250 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of May 3, 2010 of $5.0 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $21,880 over the succeeding twelve-month period.


ITEM 4.  Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, Paul
W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures and internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs in the case originally were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Plaintiffs Marikate and Paul Morris and Kapza, Inc. have withdrawn their claims against the Company. The Defendants originally were the Company, Paul W. and A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The court has dismissed the claims against CIT Small Business Lending Corporation and PNC Bank.

The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery is in progress, but has not yet been completed. To date, 11 of the 13 remaining Plaintiff groups have been deposed. Plaintiffs' counsel withdrew representation of Plaintiffs Soltero and counsel for Defendants has been unable to locate Plaintiffs Soltero, leaving one Plaintiff group, Villasenor, to be deposed. Because the Villasenors have failed to appear for two previous scheduled depositions, Defendants, on April 16, 2010, filed a motion to compel the deposition of Villasenors and require them to appear in Indianapolis for their depositions during the week of May 3, 2010 or to dismiss Villasenors claims against Defandants with prejudice if they fail again to appear for the noticed depositions. On April 29, 2010, the Judge granted Defendants' motion and ordered Villasenors to appear in Indianapolis for depositions at a time convenient to Defendants' counsel during the week of May 3, 2010 or all claims alleged in this lawsuit by the Villasenors against Defendants will be dismissed with prejudice if the Villasenors fail to appear for deposition. Defendants noticed Brenda Villasenor for deposition on May 6, 2010 and Henry Villasenor was noticed for deposition on May 7, 2010. Brenda Villasenor did not appear for her noticed deposition.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Judge granted in September, 2009. In October, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider and Vacate Order; Request for Clarification; Alternatively, Motion for Certification of Appeal of Interlocutory Order and For Stay of Proceeding Pending Appeal. In January, 2010, the court denied Plaintiffs' Motion and in the same Order the court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. Further, the court denied Plaintiffs' request to amend their Complaint. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals. Defendants' Counsel is preparing a Brief in Opposition to the appeal, both for lack of jurisdiction and also on the merits. The Brief in Opposition is due to be filed on or before May 15, 2010.

Certain Defendants were scheduled for depositions by Plaintiffs' counsel during the week of August 24, 2009, however, Plaintiff's counsel canceled those depositions. They were scheduled again for deposition during the week of November 9, 2009, however, Plaintiffs' counsel canceled those depositions. Defendants had been rescheduled for depositions during the week of March 15, 2010, however, on March 12, 2010 Plaintiffs' counsel again canceled those depositions stating the reason was because of an unidentified family emergency. Because Defendants and Defendants' counsel had expended a significant amount of time and money preparing for depositions that were canceled right before the deposition dates, Defendants filed a Motion for Protective Order prohibiting the depositions of Defendants unless just cause is demonstrated for Plaintiffs' cancellation of Defendants' deposition previously scheduled to occur on March 15, 2010 through March 19, 2010. On April 28, 2010, the court notified Plaintiffs' counsel to submit under seal the specific reasons why he canceled Defendants' depositions by May 7, 2010 in order to rule on Defendants' Motion for Protective Order. If Plaintiffs' counsel does not submit those reasons by May 7, 2010, the court will rule on the existing pleadings.

Defendants have filed Motions for Summary Judgment as to some of the Plaintiffs as a result of their testimony at depositions and are in the process of preparing motions for Summary Judgment against all of the other Plaintiffs whose depositions have been taken. In his Order of February 2, 2010, the Judge set a deadline of April 30, 2010 for filing of all remaining Motions for Summary Judgment, a deadline of June 4, 2010 for Plaintiffs' Response to the Motions and a deadline of June 18, 2010 for Defendants' Reply to Responses. Because of the difficulty in scheduling Plaintiffs for deposition by Defendants, in the Court's Order of April 29, 2010, the Court extended the deadline for filing summary judgment motions to May 31, 2010, the deadline for any responses to those motions to July 5, 2010 and the deadline for any reply brief to that response to July 19, 2010.

On April 30, 2010, Plaintiffs Marikate Morris, Paul Morris and Kapza, Inc. filed a Motion to Voluntarily Dismiss Claims with the Court in which they requested that the Court dismiss with prejudice all of their claims against the Defendants. In the Motion, the moving Plaintiffs do not request that the Court dismiss the Company's counter-claim against the moving Plaintiffs, and, accordingly, counter-claim will not be affected by the Court's eventual ruling on the Motion.

Other than as disclosed above, the Company is involved in no other litigation requiring disclosure.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 20.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NOBLE ROMAN'S, INC.



Date:    May 6, 2010                   By: /s/ Paul W. Mobley
                                           -------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

                                Index to Exhibits

         Exhibit
         -------

           3.1 Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on
                   Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

           3.2 Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant's Form 8-K filed December 24, 2009, is incorporated herein by reference.

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