Form 10-Q
period 2010-06-30
NOBLE ROMANS INC
filed 2010-08-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the quarterly period ended June 30, 2010

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

Large Accelerated Filer                            Accelerated Filer
                        ---                                                  ---
Non-Accelerated Filer                              Smaller Reporting Company  X
  (do not check if      ---                                                  ---
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
As of August 6, 2010, there were 19,412,499 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2009
              and June 30, 2010 (unaudited)                               Page 3

         Condensed consolidated statements of operations for the
              three months and six months ended ended June 30, 2009
              and 2010 (unaudited)                                        Page 4

         Condensed consolidated statements of changes in stockholders'
              equity for the six months ended June 30, 2010 (unaudited)   Page 5

         Condensed consolidated statements of cash flows for the
              six months ended June 30, 2009 and 2010  (unaudited)        Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           December 31,      June 30,
                                                                               2009            2010
                                                                           ------------    ------------
                                        Assets
Current assets:
   Cash                                                                    $    333,204    $    241,735
   Accounts and notes receivable - net                                        1,343,500       1,601,098
   Inventories                                                                  239,006         225,016
   Assets held for resale                                                       243,527         243,582
   Prepaid expenses                                                             241,852         454,699
   Deferred tax asset - current portion                                       1,050,500       1,050,500
                                                                           ------------    ------------
           Total current assets                                               3,451,589       3,816,630
                                                                           ------------    ------------

Property and equipment:
   Equipment                                                                  1,133,312       1,135,849
   Leasehold improvements                                                        96,512          96,512
                                                                           ------------    ------------
                                                                              1,229,824       1,232,361
   Less accumulated depreciation and amortization                               790,134         824,253
                                                                           ------------    ------------
          Net property and equipment                                            439,690         408,108
Deferred tax asset (net of current portion)                                  10,703,594      10,227,185
Other assets including long-term portion of notes receivable                  2,087,644       2,619,905
                                                                           ------------    ------------
                      Total assets                                         $ 16,682,517    $ 17,071,828
                                                                           ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                               $  1,500,000    $  1,500,000
   Accounts payable and accrued expenses                                        434,665         871,317
                                                                           ------------    ------------
                Total current liabilities                                     1,934,666       2,371,317
                                                                           ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                              4,125,000       3,375,000
                                                                           ------------    ------------
                Total long-term liabilities                                   4,125,000       3,375,000
                                                                           ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499
       issued and outstanding as of December 31, 2009 and June 30, 2010)     23,074,160      23,091,527
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2009 and June 30, 2010)                   800,250         800,250
   Accumulated deficit                                                      (13,251,559)    (12,566,266)
                                                                           ------------    ------------
                Total stockholders' equity                                   10,622,851      11,325,511
                                                                           ------------    ------------
                      Total liabilities and stockholders' equity           $ 16,682,517    $ 17,071,828
                                                                           ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                       2009          2010          2009          2010
                                                   -----------   -----------   -----------   -----------
Royalties and fees                                 $ 1,739,821   $ 1,678,775   $ 3,499,434   $ 3,314,431
Administrative fees and other                           24,993        14,458        37,555        20,708
Restaurant revenue                                     138,742       139,081       257,635       252,307
                                                   -----------   -----------   -----------   -----------
                Total revenue                        1,903,556     1,832,314     3,794,624     3,587,446

Operating expenses:
     Salaries and wages                                269,581       245,129       543,730       485,516
     Trade show expense                                 76,611        75,703       152,228       150,841
     Travel expense                                     33,601        36,764        78,133        73,003
     Sales commissions                                    --            --           3,627          --
     Other operating expenses                          196,314       176,043       388,263       366,558
     Restaurant expenses                               132,802       135,495       250,825       247,244
Depreciation and amortization                           20,561        13,645        39,899        28,219
General and administrative                             369,357       414,973       722,759       809,776
                                                   -----------   -----------   -----------   -----------
              Total expenses                         1,098,827     1,097,751     2,179,464     2,161,157
                                                   -----------   -----------   -----------   -----------
              Operating income                         804,729       734,563     1,615,160     1,426,289

Interest and other expense                             117,141       114,141       237,456       223,541
                                                   -----------   -----------   -----------   -----------
              Income before income taxes               687,588       620,422     1,377,704     1,202,748

Income tax expense                                     272,354       245,749       545,709       476,409
                                                   -----------   -----------   -----------   -----------
              Net income                               415,234       374,673       831,995       726,339

              Cumulative preferred dividends            16,274        24,411        32,910        41,046
                                                   -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                    $   398,960   $   350,262   $   799,085   $   685,293
                                                   ===========   ===========   ===========   ===========

Earnings per share - basic:
     Net income                                    $       .02   $       .02   $       .04   $       .04
     Net income available to common stockholders   $       .02   $       .02   $       .04   $       .04
Weighted average number of common shares
      outstanding                                   19,412,499    19,412,499    19,412,499    19,412,499

Diluted earnings per share:
     Net income                                    $       .02   $       .02   $       .04   $       .04
Weighted average number of common shares
     outstanding                                    19,909,365    20,065,298    19,909,365    20,065,298

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                      Preferred              Common Stock           Accumulated
                                        Stock           Shares          Amount        Deficit         Total
                                    ------------      ----------    ------------   ------------    ------------
Balance at December 31, 2008        $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

2009 net income                                                                       1,675,617       1,675,617

Cumulative preferred dividends                                                          (66,000)        (66,000)

Amortization of value of employee
    stock options                                                         50,910                         50,910
                                    ------------      ----------    ------------   ------------    ------------

Balance at December 31, 2009        $    800,250      19,412,499    $ 23,074,160   $(13,251,559)   $ 10,622,851

Net income for six months ended
   June 30, 2010                                                                        726,339         726,339

Cumulative preferred
    dividends                                                                           (41,046)        (41,046)

Amortization of value of employee
    stock options                                                         17,367                         17,367
                                    ------------      ----------    ------------   ------------    ------------

Balance at June 30, 2010            $    800,250      19,412,499    $ 23,091,527   $(12,566,266)   $ 11,325,511
                                    ============      ==========    ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                                 2009            2010
                                                              -----------     -----------
OPERATING ACTIVITIES
     Net income                                               $   831,995     $   726,339
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                        94,558          70,336
              Deferred income taxes                               545,709         476,409
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable              (442,334)       (234,701)
                      Inventories                                  23,127          13,989
                      Prepaid expenses                              1,312        (212,847)
                      Other assets                                (75,063)       (579,908)
                Increase in:
                     Accounts payable and accrued expenses         89,355         580,872
                                                              -----------     -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES       1,068,659         840,489
                                                              -----------     -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                           (23,699)         (2,591)
     Investments in assets held for resale                            (27)           --
                                                              -----------     -----------
              NET CASH USED IN INVESTING ACTIVITIES               (23,726)         (2,591)
                                                              -----------     -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations         (451,293)       (138,321)
     Payment of cumulative preferred dividends                    (32,910)        (41,046)
     Payment of principal on outstanding debt                    (750,000)       (750,000)
                                                              -----------     -----------
              NET CASH USED IN FINANCING
                   ACTIVITIES                                  (1,234,203)       (929,367)
                                                              -----------     -----------

Decrease in cash                                                 (189,270)        (91,469)
Cash at beginning of period                                       450,968         333,204
                                                              -----------     -----------
Cash at end of period                                         $   261,698     $   241,735
                                                              ===========     ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                        $   219,257     $   184,262

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Note 2 - Royalties and fees include $55,500 and $119,500 for the three-month and six-month periods ended June 30, 2010, respectively, and $37,000 and $65,600 for the three-month and six-month periods ended June 30, 2009, respectively, for initial franchise fees. Royalties and fees include $27,908 and $87,592 for the three-month and six-month periods ended June 30, 2010, respectively, and $20,338 and $76,361 for the three-month and six-month periods ended June 30, 2009, respectively, for equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,595,367 and $3,107,339 for the three-month and six-month periods ended June 30, 2010, respectively, and $1,682,483 and $3,357,473 for the three-month and six-month periods ended June 30, 2009, respectively. These decreases were a result of the closings of some of the traditional franchises in the amount of $92,156 and $194,539 during the comparable periods and a decreases in ongoing royalties and fees from the non-traditional units other than grocery stores of $63,344 and $168,619 during the comparable periods. This decrease was partially offset by an increase in royalties and fees from the grocery store take-n-bake operations in the amount of $68,384 and $113,024 during the respective periods.

There were 834 outlets in operation on December 31, 2009 and 955 outlets on June 30, 2010. During the six-month period ended June 30, 2010, there were 142 new outlets opened and 21 outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2010:

                                              Three Months Ended June 30, 2010
                                              --------------------------------

                                             Income         Shares
                                             ------         ------     Per-Share
                                           (Numerator)   (Denominator)   Amount
                                                                         ------
Net income                                 $  374,673     19,412,499    $   .02
Less preferred stock dividends                (24,411)
                                           ----------

Earnings per share - basic
Income available to common stockholders       350,262                       .02

Effect of dilutive securities
    Warrants                                                       0
    Options                                                  286,133
    Convertible preferred stock                24,411        366,666
                                           ----------     ----------
Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  374,673     20,065,298    $   .02


                                               Six Months Ended June 30, 2010
                                               ------------------------------

                                             Income         Shares
                                             ------         ------     Per-Share
                                           (Numerator)   (Denominator)   Amount
                                                                         ------
Net income                                 $  726,339     19,412,499    $   .04
Less preferred stock dividends                (41,046)
                                           ----------

Earnings per share - basic
Income available to common stockholders       685,293                       .04

Effect of dilutive securities
    Warrants                                                       0
    Options                                                  286,133
    Convertible preferred stock                41,046        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  726,339     20,065,298    $   .04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and six-month period ended June 30, 2009:


                                              Three Months Ended June 30, 2009
                                              --------------------------------

                                             Income         Shares
                                             ------         ------     Per-Share
                                           (Numerator)   (Denominator)   Amount
                                                                         ------
Net income                                 $  415,234     19,412,499    $   .02
Less preferred stock dividends                (16,274)
                                           ----------

Earnings per share - basic
Income available to common stockholders       398,960                       .02

Effect of dilutive securities
    Warrants                                                    --
    Options                                                  130,200
    Convertible preferred stock                16,274        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  415,234     19,909,365    $   .02


                                               Six Months Ended June 30, 2009
                                               ------------------------------

                                             Income         Shares
                                             ------         ------     Per-Share
                                           (Numerator)   (Denominator)   Amount
                                                                         ------
Net income                                 $  831,995     19,412,499    $   .04
Less preferred stock dividends                (32,910)
                                           ----------

Earnings per share - basic
Income available to common stockholders       799,085                       .04

Effect of dilutive securities
    Warrants                                                    --
    Options                                                  130,200
    Convertible preferred stock                32,910        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  831,995     19,909,365    $   .04


Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs in the case originally were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan

Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Plaintiffs Marikate and Paul Morris and Kapza, Inc. have withdrawn their claims against the Company. The Judge found the Villasenor Plaintiffs in a Contempt of Court Order and dismissed with prejudice the claims filed by Plaintiffs Henry and Brenda Villasenor and H&B Villasenor Investments, Inc. against the Company and the Company's officers that were named in this action. The Defendants originally were the Company, Paul W. Mobley, A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The Court has dismissed the claims against CIT Small Business Lending Corporation and PNC Bank.

The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the Complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery was completed July 19, 2010 and the Judge has denied Plaintiffs' request for an extension of the discovery deadlines. To date, all of the remaining Plaintiffs have been deposed except Soltero Plaintiffs. Plaintiffs' counsel withdrew representation of Soltero Plaintiffs and counsel for Defendants has been unable to locate the Soltero Plaintiffs.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and moved to obtain Preliminary and Permanent Injunctions against a majority of the Plaintiffs to remedy the Plaintiffs' continuing breaches of the applicable franchise agreements. The Company's Motion for Preliminary Injunction was granted in October 2008. The Company has asserted that none of the preliminarily enjoined Plaintiffs fully complied with the Court's Order and that several of them only minimally complied. Accordingly, the Company filed a Motion to Require Full Compliance and To Show Cause why they should not be held in contempt and for attorney's fees as sanctions. The Court granted the Company's Motion ordering Plaintiffs to fully comply with the preliminary injunction order.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Court granted in September, 2009. In October, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider and Vacate Order; Request for Clarification; Alternatively, Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceeding Pending Appeal. In January, 2010, the Court denied Plaintiffs' Motion and in the same Order the Court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. The Court also denied Plaintiffs' request to amend their Complaint. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals and subsequently filed their Brief of Appellants. Defendants' Counsel filed a Brief of Appellees in opposition to the appeal, both for lack of jurisdiction and also on the merits. The Plaintiffs did not file a Reply Brief. Briefing is completed and the parties are now awaiting a decision from the Indiana Court of Appeals. The Court of Appeals has not scheduled an oral argument for this appeal.

Defendants have all been deposed by Plaintiffs' counsel.

Defendants have filed Motions for Summary Judgment as to all of the Plaintiffs as a result of their deposition testimony. Through various extensions, the Court has now set a deadline of August 12, 2010 for Plaintiffs to file their responses to Defendants' Motions for Summary Judgment against all remaining Plaintiffs and has ruled that Plaintiffs cannot request any further extensions of time in this respect. Pursuant to the Court's mandate, Defendants will have 14 days after Plaintiffs file their response briefs to file any Reply Briefs in support of Defendants' summary judgment motions. Once summary judgment briefing has concluded, the Court will set a hearing on the Motions for Summary Judgment upon the parties' request, or issue a ruling on the briefs.

The Defendants' counterclaims against all of the original Plaintiffs are still pending. The counterclaims are not affected by the withdrawal of Plaintiffs Marikate Morris, Paul Morris and Kapza, Inc., or by the dismissal of the claims by Henry Villasenor, Brenda Villasenor and H&B Villasenor Investments, Inc. and thus remain viable.

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

Noble Roman's Take-N-Bake Pizza
-------------------------------

The Company recently developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees and as a stand-alone offering for grocery store chains. The Company started offering take-n-bake pizza to grocery store chains in September 2009.

As of June 30, 2010, the Company had signed agreements for 190 grocery store locations to operate the take-n-bake pizza program, 166 of which were open at that time. As of August 6, 2010, the Company had signed agreements for 234 grocery store locations to operate the take-n-bake pizza program, 180 of which were open at that time and the Company anticipates the opening of the remaining 54 locations within the next 30 days. Many of the grocery store chains that have signed agreements for certain of their grocery store locations to operate the take-n-bake pizza program have indicated their intent to enter into agreements for the remainder of their grocery stores. The Company expects to sign several additional units with existing chains and is also in discussions with several other grocery store chains. The Company also recently signed an agreement with a grocery distribution company which services approximately 1,700 grocery stores in the western United States. This agreement provides for the grocery distributor to stock the Company's proprietary products for distribution to their customers and promote take-n-bake to all of their 1,700 customers. The take-n-bake program has been integrated into the operations of many of the Company's existing convenience store franchises, which has generated significant add-on sales, and is now being offered to all franchise prospects for convenience stores. The Company uses the same high quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modification to portioning for increased home baking performance.

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


Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. With a very weak retail economy, and with the severe dislocations in the credit markets, the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.

With the major focus being on non-traditional franchising, the Company's requirements for overhead and operating cost are limited. The Company does not intend to operate any franchise locations other than the two locations it uses for testing and demonstration purposes. This allows for a complete focus on selling and servicing franchises and licenses to capitalize on the attractive opportunity for increased unit growth in non-traditional franchises and the take-n-bake license for grocery stores.

Enhance Product Offerings. As an addition to the other service systems offered in its Noble Roman's Pizza and Tuscano's Italian Style Subs concepts, the Noble Roman's Bistro was designed to appeal to additional types of businesses and operational objectives with its fresh food display and serve-to-order serving system. Though presented or packaged differently, the substantial majority of the menu selections are comprised of ingredients already utilized in Noble Roman's Pizza and Tuscano's Italian Style Subs, thereby leveraging the Company's simple systems, distribution and purchasing power.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2010, respectively.

                                   Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                        --------                  --------
                                    2009        2010          2009       2010
                                   -----       -----         -----      -----
Royalties and fees                  91.4 %      91.6 %        92.2 %     92.4 %
Administrative fees and other        1.3          .8           1.0         .6
Restaurant revenue                   7.3         7.6           6.8        7.0
                                   -----       -----         -----      -----
     Total revenue                 100.0       100.0         100.0      100.0
                                   -----       -----         -----      -----
Operating expenses:
     Salaries and wages             14.2        13.4          14.3       13.5
     Trade show expense              4.0         4.1           4.0        4.2
     Travel expense                  1.8         2.0           2.1        2.0
     Sales commissions                 -           -            .1          -
     Other operating expense        10.3         9.7          10.2       10.2
     Restaurant expenses             7.0         7.4           6.6        6.9
Depreciation and amortization        1.1          .8           1.1         .9
General and administrative          19.4        22.6          19.0       22.6
                                   -----       -----         -----      -----
     Total expenses                 57.8        60.0          57.4       60.3
                                   -----       -----         -----      -----
     Operating income               42.2        40.0          42.6       39.7
Interest and other expense           6.2         6.2           6.3        6.2
                                   -----       -----         -----      -----
     Income before income taxes     36.0        33.8          36.3       33.5
Income tax expense                  14.2        13.3          14.4       13.3
                                   -----       -----         -----      -----
     Net income                     21.8 %      20.5 %        21.9 %     20.2 %
                                   =====       =====         =====      =====

Results of Operations
---------------------

Total revenue decreased from $1,903,556 to $1,832,314 and from $3,794,624 to $3,587,446 for the three-month and six-month periods ended June 30, 2010 compared to the corresponding periods in 2009, respectively. One-time fees, franchisee fees and equipment commissions, increased from $57,338 and $141,961 to $83,408 and $207,092 during the three-month and six-month periods ended June 30, 2010 compared to the corresponding periods in 2009. Ongoing royalties and fees decreased from $1,682,483 to $1,595,367 and from $3,357,473 to $3,107,339 for the three-month and six-month periods ended June 30, 2010 compared to the corresponding periods in 2009. Of this decrease, $92,156 and $194,539 resulted from traditional franchise closings and $63,344 and $168,619 resulted from a decrease in ongoing royalties and fees from non-traditional units other than grocery stores for the three-month and six-month periods ended June 30, 2010 compared to the corresponding periods in 2009. These decreases were partially offset by an increase in ongoing royalties and fees of $68,384 and $113,024 from the grocery store take-n-bake additions for the comparable periods. The rate of decrease in ongoing royalties and fees for non-traditional units other than grocery stores was much lower in the second quarter than the first quarter and management believes that trend will continue for the remainder of the year.

Restaurant revenue increased from $138,742 to $139,081 for the three-month period and decreased from $257,635 to $252,307 for the six-month period ended June 30, 2010 compared to the corresponding period in 2009. The Company does not intend to operate restaurants except for the two locations that it uses for testing and demonstration purposes.

Salaries and wages decreased from 14.2% to 13.4% and from 14.3% to 13.5% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. These decreases were the result of the Company's strategy to grow by concentrating its efforts on franchising non-traditional locations. The reductions were partially offset by the decrease in revenue as explained in the discussion above regarding total revenue.

Trade show expenses increased from 4.0% to 4.1% and from 4.0% to 4.2% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. This increase was the result of the reductions in revenue. Trade show expenses were $75,703 and $150,841 in the three-month and six-month periods ended June 30, 2010, respectively, compared to $76,611 and $152,228 for the corresponding periods in 2009.

Travel expenses increased from 1.8% to 2.0% and decreased from 2.1% to 2.0% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Actual travel expense increased from $33,601 to $36,764 and decreased from $78,133 to $73,003 for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. This increase during the second quarter was the result of opening more units during that quarter and the decrease in the year-to-date was the result of the Company's strategy to grow by concentrating its efforts in franchising non-traditional locations which require less on-site support than franchising in traditional locations.

Other operating expenses decreased from 10.3% to 9.7% and remained constant at 10.2% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Actual operating expenses decreased from $196,314 to $176,043 and from $388,263 to $366,558 for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. These decreases in operating expenses were the result of the Company's efforts to control expenses.

Restaurant expenses increased from 7.0% to 7.4% and from 6.6% to 6.9% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The Company operates two locations for testing and demonstration purposes.

General and administrative expenses increased from 19.4% to 22.6% and from 19.0% to 22.6% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Actual general and administrative expense increased from $369,357 to $414,973 and from $722,759 to $809,776 for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in year-to-date expenses was the result of an increase in legal expenses of $46,415 primarily as a result of the cost of the Company's annual meeting of shareholders and related correspondence, an increase of rent expense of $44,010 and an increase in Directors' fees of $9,000 as a result of increasing the size of the Board of Directors, which were partially offset by a reduction in other expenses. The Company had no rent expense for the first three months in 2009 due to the building housing the Company's leased offices being under massive remodeling. The Company's old office lease expired in December 2008 and the new lease did not commence until the remodel was complete in April 2009.

Total expenses increased from 57.8% to 60.0% and from 57.4% to 60.3% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Actual expenses decreased from $1,098,827 to $1,097,751 and from $2,179,464 to $2,161,157 for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. These decreases were due to the Company's efforts to control expenses, while the percentage increases were the result of the reduction in revenue as explained above.

Operating income decreased from 42.2% to 40.0% and from 42.6% to 39.7% of total revenue for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The primary reason for this decrease was the reduction in revenue with only a slight decrease in total expenses as explained above.

Interest expense remained nearly constant at approximately 6.2% of total revenue for the three-month and six-month periods ended June 30, 2010 and 2009. This was the result of a combination of a decrease in notes payable outstanding and lower interest rates offset by a decrease in revenue as explained above

Net income decreased from $415,235 to $374,673 and from $831,995 to $726,339 for the three-month and six-month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The primary reason for this decrease was the decrease in revenue with only a slight decrease in expenses as previously explained.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating largely on franchising new non-traditional locations and by licensing additional locations to sell its take-n-bake pizza. The Company developed a take-n-bake pizza as an addition to its menu offerings to accelerate non-traditional unit growth. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery store chains. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.6-to-1 as of June 30, 2010 compared to 1.8-to-1 at December 31, 2009.

The net cash provided by operating activities was $840,489 for the six-month period ended June 30, 2010 and $1,068,659 for the corresponding period in 2009. Net cash used in financing activities was $929,367 in the six-month period ended June 30, 2010 compared to $1,234,203 for the corresponding period in 2009.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2010, the Company had outstanding interest-bearing debt in the aggregate principal amount of $4.875 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 3.75% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of August 6, 2010 of $4.625 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $19,688 over the succeeding twelve-month period.


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



                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs in the case originally were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Plaintiffs Marikate and Paul Morris and Kapza, Inc. have withdrawn their claims against the Company. The Judge found the Villasenor Plaintiffs in a Contempt of Court Order and dismissed with prejudice the claims filed by Plaintiffs Henry and Brenda Villasenor and H&B Villasenor Investments, Inc. against the Company and the Company's officers that were named in this action. The Defendants originally were the Company, Paul W. Mobley, A. Scott Mobley, Troy Branson, Mitch Grunat, CIT Small Business Lending Corporation and PNC Bank. The Court has dismissed the claims against CIT Small Business Lending Corporation and PNC Bank.

The Plaintiffs are former franchisees of the Company's traditional location venue. In addition to the Company, the Defendants include certain of the Company's officers. The Plaintiffs allege that the Defendants induced them to purchase traditional franchises through fraudulent representations and omissions of material facts regarding the franchises, and seek compensatory and punitive damages. In the Complaint, the Plaintiffs claimed damages in the aggregate in the amount of $6.8 million and in some cases requested punitive damages, court costs and/or prejudgment interest. Discovery was completed July 19, 2010 and the

Judge has denied Plaintiffs' request for an extension of the discovery deadlines. To date, all of the remaining Plaintiffs have been deposed except Soltero Plaintiffs. Plaintiffs' counsel withdrew representation of Soltero Plaintiffs and counsel for Defendants has been unable to locate the Soltero Plaintiffs.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs and moved to obtain Preliminary and Permanent Injunctions against a majority of the Plaintiffs to remedy the Plaintiffs' continuing breaches of the applicable franchise agreements. The Company's Motion for Preliminary Injunction was granted in October 2008. The Company has asserted that none of the preliminarily enjoined Plaintiffs fully complied with the Court's Order and that several of them only minimally complied. Accordingly, the Company filed a Motion to Require Full Compliance and To Show Cause why they should not be held in contempt and for attorney's fees as sanctions. The Court granted the Company's Motion ordering Plaintiffs to fully comply with the preliminary injunction order.

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

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Court granted in September, 2009. In October, 2009 Plaintiffs filed a Motion to Correct Error, Reconsider and Vacate Order; Request for Clarification; Alternatively, Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceeding Pending Appeal. In January, 2010, the Court denied Plaintiffs' Motion and in the same Order the Court denied Plaintiffs' Motion for Certification of Appeal of Interlocutory Order and for Stay of Proceedings Pending Appeal. The Court also denied Plaintiffs' request to amend their Complaint. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals and subsequently filed their Brief of Appellants. Defendants' Counsel filed a Brief of Appellees in opposition to the appeal, both for lack of jurisdiction and also on the merits. The Plaintiffs did not file a Reply Brief. Briefing is completed and the parties are now awaiting a decision from the Indiana Court of Appeals. The Court of Appeals has not scheduled an oral argument for this appeal.

Defendants have all been deposed by Plaintiffs' counsel.

Defendants have filed Motions for Summary Judgment as to all of the Plaintiffs as a result of their deposition testimony. Through various extensions, the Court has now set a deadline of August 12, 2010 for Plaintiffs to file their responses to Defendants' Motions for Summary Judgment against all remaining Plaintiffs and has ruled that Plaintiffs cannot request any further extensions of time in this respect. Pursuant to the Court's mandate, Defendants will have 14 days after Plaintiffs file their response briefs to file any Reply Briefs in support of Defendants' summary judgment motions. Once summary judgment briefing has concluded, the Court will set a hearing on the Motions for Summary Judgment upon the parties' request, or issue a ruling on the briefs.

The Defendants' counterclaims against all of the original Plaintiffs are still pending. The counterclaims are not affected by the withdrawal of Plaintiffs Marikate Morris, Paul Morris and Kapza, Inc., or by the dismissal of the claims by Henry Villasenor, Brenda Villasenor and H&B Villasenor Investments, Inc. and thus remain viable.

Other than as disclosed above, the Company is involved in no other litigation requiring disclosure.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 21.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NOBLE ROMAN'S, INC.



Date: August 10, 2010              By: /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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