Form 10-Q
period 2010-09-30
NOBLE ROMANS INC
filed 2010-11-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
           of 1934 For the quarterly period ended September 30, 2010

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

Large Accelerated Filer                                    Accelerated Filer
                        ---                                                  ---
Non-Accelerated Filer
                      ---                          Smaller Reporting Company  X
(do not check if smaller reporting company)                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---    ---

As of November 1, 2010, there were 19,419,317 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2009
             and September 30, 2010 (unaudited)                           Page 3

        Condensed consolidated statements of operations for the three months and nine months ended September 30, 2009
                   and 2010 (unaudited)                                   Page 4

        Condensed consolidated statements of changes in stockholders'
             equity for the nine months ended September 30, 2010
             (unaudited)                                                  Page 5

        Condensed consolidated statements of cash flows for the
             nine months ended September 30, 2009 and 2010  (unaudited)   Page 6

        Notes to condensed consolidated financial statements (unaudited)  Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                       Assets                                     December 31,    September 30,
                                                                                      2009            2010
                                                                                  ------------    ------------
Current assets:
   Cash                                                                           $    333,204    $    238,239
   Accounts and notes receivable - net                                               1,343,500       1,071,925
   Inventories                                                                         239,006         253,278
   Assets held for resale                                                              243,527         243,582
   Prepaid expenses                                                                    241,852         492,619
   Deferred tax asset - current portion                                              1,050,500       1,050,500
                                                                                  ------------    ------------
           Total current assets                                                      3,451,589       3,350,143
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,133,312       1,137,843
   Leasehold improvements                                                               96,512          96,512
                                                                                  ------------    ------------
                                                                                     1,229,824       1,234,355
   Less accumulated depreciation and amortization                                      790,134         841,776
                                                                                  ------------    ------------
          Net property and equipment                                                   439,690         392,579
Deferred tax asset (net of current portion)                                         10,703,594      10,564,837
Other assets including long-term portion of notes receivable                         2,087,644       2,467,025
                                                                                  ------------    ------------
                      Total assets                                                $ 16,682,517    $ 16,774,584
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                      $  1,500,000    $  1,500,000
   Accounts payable and accrued expenses                                               434,665         724,145
   Current portion of note payable to officer                                                          300,000
                                                                                  ------------    ------------
                Total current liabilities                                            1,934,666       2,524,145
                                                                                  ------------    ------------

Long-term liabilities:
   Note payable to bank (net of current portion)                                     4,125,000       3,000,000
   Note payable to officer (net of current portion)                                                    465,821
                                                                                  ------------    ------------
                Total long-term liabilities                                          4,125,000       3,465,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499 issued and outstanding as of December 31, 2009 and
       19,419,317 issued and outstanding as of September 30, 2010)                  23,074,160      23,103,843
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2009 and September 30, 2010)                     800,250         800,250
   Accumulated deficit                                                             (13,251,559)    (13,119,475)
                                                                                  ------------    ------------
                Total stockholders' equity                                          10,622,851      10,784,618
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 16,682,517    $ 16,774,584
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                          2009            2010            2009           2010
                                                      ------------    ------------    ------------   ------------
Royalties and fees                                    $  1,778,230    $  1,712,075    $  5,277,665      5,026,506
Administrative fees and other                                7,818           5,485          45,373         26,193
Restaurant revenue                                         148,275         135,337         405,908        387,644
                                                      ------------    ------------    ------------   ------------
                Total revenue                            1,934,323       1,852,897       5,728,946      5,440,343

Operating expenses:
     Salaries and wages                                    252,048         244,396         795,778        729,912
     Trade show expense                                     77,032          75,463         229,259        226,304
     Travel expense                                         29,927          36,362         108,060        109,365
     Other operating expenses                              172,268         167,994         564,158        534,552
     Restaurant expenses                                   131,706         131,472         382,531        378,715
Depreciation and amortization                               19,557          14,574          59,456         42,792
General and administrative                                 375,158         394,227       1,097,917      1,204,003
                                                      ------------    ------------    ------------   ------------
              Total expenses                             1,057,696       1,064,488       3,237,159      3,225,643
                                                      ------------    ------------    ------------   ------------
              Operating income                             876,627         788,409       2,491,787      2,214,700
Interest and other expense                                 115,682         114,937         353,138        338,478
                                                      ------------    ------------    ------------   ------------
              Income before income taxes from
                  continuing operations                    760,945         673,472       2,138,649      1,876,222
Income tax expense                                         301,410         266,762         847,120        743,172
                                                      ------------    ------------    ------------   ------------
              Net income from continuing operations        459,535         406,710       1,291,529      1,133,050
Loss from discontinued operations net of
    Tax benefit of $604,415 for 2010                          --          (935,237)           --         (935,237)
                                                      ------------    ------------    ------------   ------------
         Net income (loss)                                 459,535        (528,527)      1,291,529        197,813
                                                      ------------    ------------    ------------   ------------
              Cumulative preferred dividends                16,455          24,682          49,364         65,729
                                                      ------------    ------------    ------------   ------------
              Net income (loss) available to common
                   stockholders                       $    443,080    $   (553,209)   $  1,242,165   $    132,084
                                                      ============    ============    ============   ============
Earnings per share - basic:
     Net income from continuing operations            $        .02    $        .02    $        .07   $        .06
     Net loss from discontinued operations                    --              (.05)           --             (.05)
     Net income (loss)                                         .02            (.03)            .07            .01
     Net income (loss) available to common
          stockholders                                $        .02    $       (.03)   $        .06   $        .01
Weighted average number of common shares
      outstanding                                       19,412,499      19,413,092      19,412,499     19,412,699
Diluted earnings per share:
     Net income from continuing operations            $        .02    $        .02    $        .06   $        .06
     Net loss from discontinued operations                    --              (.05)           --             (.05)
     Net income (loss)                                         .02            (.03)            .06            .01
     Net income (loss) available to common
          stockholders                                $        .02    $       (.03)   $        .06   $        .01
Weighted average number of common shares
    outstanding                                         19,922,242      20,112,463      19,922,242     20,112,070

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                     Preferred               Common Stock           Accumulated
                                       Stock           Shares          Amount         Deficit          Total
                                    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2008        $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

2009 net income                                                                       1,675,617       1,675,617

Cumulative preferred dividends                                                          (66,000)        (66,000)

Amortization of value of employee
    stock options                                                         50,910                         50,910
                                    ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2009        $    800,250      19,412,499    $ 23,074,160   $(13,251,559)   $ 10,622,851

Net income for nine months ended
   September 30, 2010                                                                   197,813         197,813

Cumulative preferred
    dividends                                                                           (65,729)        (65,729)

Cashless exercise of warrants                              6,818

Amortization of value of employee
    stock options                                                         29,683                         29,683
                                    ------------    ------------    ------------   ------------    ------------

Balance at September 30, 2010       $    800,250      19,419,317    $ 23,103,843   $(13,119,475)   $ 10,784,618
                                    ============    ============    ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                                 2009          2010
                                                             -----------    -----------
OPERATING ACTIVITIES
     Net income                                              $ 1,291,529    $   197,813
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                      138,806        109,596
              Deferred income taxes                              847,120        138,757
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable             (305,940)       460,969
                      Inventories                                 10,627        (14,271)
                      Prepaid expenses                           (16,719)      (250,766)
                      Other assets                              (543,566)      (439,402)
                Increase in:
                     Accounts payable and accrued expenses       238,197        730,205
                                                             -----------    -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES      1,660,054        932,901
                                                             -----------    -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                          (23,644)        (4,585)
     Investments in assets held for resale                          (837)          --
                                                             -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES              (24,481)        (4,585)
                                                             -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations        (563,159)      (568,052)
     Payment of cumulative preferred dividends                   (49,364)       (65,729)
     Payment of principal on outstanding debt                 (1,125,000)    (1,125,000)
     Payments received on long-term notes receivable              14,313           --
     Proceeds from officer advance                                  --          735,500
                                                             -----------    -----------
              NET CASH USED IN FINANCING
                   ACTIVITIES                                 (1,723,210)    (1,023,281)
                                                             -----------    -----------

Decrease in cash                                                 (87,637)       (94,965)
Cash at beginning of period                                      450,968        333,204
                                                             -----------    -----------
Cash at end of period                                        $   363,331    $   238,239
                                                             ===========    ===========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                       $   317,750    $   239,121


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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Note 2 - Royalties and fees included $44,000 and $163,500 for the three-month and nine-month periods ended September 30, 2010, respectively, and $102,050 and $167,650 for the three-month and nine-month periods ended September 30, 2009, respectively, for initial franchise fees. Royalties and fees included $16,378 and $103,970 for the three-month and nine-month periods ended September 30, 2010, respectively, and $7,723 and $84,085 for the three-month and nine-month periods ended September 30, 2009, respectively, for equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,651,697 and $4,759,036 for the three-month and nine-month periods ended September 30, 2010, respectively, and $1,668,457 and $5,025,930 for the three-month and nine-month periods ended September 30, 2009, respectively. Closings of some of the traditional franchises accounted for $71,733 and $266,273 of the decrease during the comparable periods and decreases in ongoing royalties and fees from the non-traditional units other than grocery stores accounted for $74,704 and $242,922 of the decrease during the comparable periods. This decrease was partially offset by an increase in royalties and fees from the grocery store take-n-bake operations in the amount of $129,677 and $242,301 during the respective periods.

There were 834 outlets in operation on December 31, 2009 and 1,035 outlets on September 30, 2010. During the nine-month period ended September 30, 2010, there were 229 new outlets opened and 28 outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2010:

                                           Three Months Ended September 30, 2010
                                           -------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net loss                                  $  (528,527)    19,413,092    $  (.03)
Less preferred stock dividends                (24,682)
                                          -----------

Earnings per share - basic
Income available to common stockholders      (553,209)                     (.03)

Effect of dilutive securities
    Warrants                                                  33,684
    Options                                                  299,021
    Convertible preferred stock                24,682        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $  (528,527)    20,112,463    $  (.03)


                                            Nine Months Ended September 30, 2010
                                           -------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net income                                $   197,813     19,412,699    $   .01
Less preferred stock dividends                (65,729)
                                          -----------

Earnings per share - basic
Income available to common stockholders       132,084                       .01

Effect of dilutive securities
    Warrants                                                  33,684
    Options                                                  299,021
    Convertible preferred stock                65,729        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $   197,813     20,112,070    $   .01

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period and nine-month period ended September 30, 2009:

                                            Nine Months Ended September 30, 2009
                                           -------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net income                                $   459,535     19,412,499   $   .02
Less preferred stock dividends                (16,455)
                                          -----------

Earnings per share - basic
Income available to common stockholders       443,080                      .02

Effect of dilutive securities
    Warrants                                                      --
    Options                                                  143,077
    Convertible preferred stock                16,455        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $   459,535     19,922,242   $   .02


                                            Nine Months Ended September 30, 2009
                                           -------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net income                                $ 1,291,529     19,412,499   $   .07
Less preferred stock dividends                (49,364)
                                          -----------

Earnings per share - basic
Income available to common stockholders     1,242,165                      .06

Effect of dilutive securities
    Warrants                                                      --
    Options                                                  143,077
    Convertible preferred stock                49,364        366,666
                                          -----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $ 1,291,529     19,922,242   $   .06


Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs are former franchisees of the Company's traditional location venue. Originally, the Plaintiffs in this case were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G

Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Since the initiation of this lawsuit, however, Plaintiffs Marikate and Paul Morris and Kapza, Inc. have voluntarily dismissed their claims against the Company and the Court has issued an Order finding Plaintiffs Henry and Brenda Villasenor and H&B Villasenor Investments, Inc.in Contempt of Court and has accordingly dismissed with prejudice the claims filed by the Villasenor Plaintiffs in this action.

The Defendants in this action originally were the Company, certain of the Company's officers, namely, Paul W. Mobley, A. Scott Mobley, Troy Branson, and Mitch Grunat, and co-Defendants, CIT Small Business Lending Corporation and PNC Bank. The claims against co-Defendants CIT Small Business Lending Corporation and PNC Bank have since been dismissed with prejudice.

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs seek compensatory and punitive damages. In the Complaint, the Plaintiffs that remain in the case claim damages collectively in the amount of $5.1 million. In addition, some claims include punitive damages, court costs and/or prejudgment interest. Discovery was completed July 19, 2010. To date, all of the Plaintiffs remaining in the case have been deposed except the Soltero Plaintiffs. Plaintiffs' counsel withdrew his representation on behalf of the Soltero Plaintiffs and counsel for Defendants has been unable to locate the Soltero Plaintiffs. Therefore, the Soltero Plaintiffs remain parties to this action and remain unrepresented by counsel.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs in the approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances.

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Court granted in September, 2009. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals as to the Partial Summary Judgment granted by the Court. On August 19, 2010, the Court of Appeals issued a ruling affirming the Judgment of the Trial Court. On September 20, 2010, Plaintiffs filed a Petition for a Rehearing with the Indiana Court of Appeals, which the Court denied on October 25, 2010.

Defendants have filed Motions for Summary Judgment as to all of the Plaintiffs remaining in the case, based primarily on their deposition testimony and the lack of evidence substantiating the Plaintiffs' claims. Plaintiffs filed a consolidated Response to the Motions for Summary Judgment as to ten of the Plaintiff groups. The Soltero Plaintiffs and Heyser Plaintiffs did not file a Response to the Motion for Summary Judgment; therefore, Defendants Motions for Summary Judgment as to those two Plaintiff groups are unopposed. After receiving Plaintiffs' Consolidated Response to the Motions for Summary Judgment, Defendants filed Reply Briefs in support of their Motions for Summary Judgment against each of the ten Plaintiff groups included in the Response. In the Reply Briefs, Defendants asked the Court to: 1) strike the improperly designated and inadmissible materials including affidavits by each of the Plaintiffs which were in conflict with their sworn testimony; 2) strike their statement of fact section as failing to comply with Indiana Trial Rule 56; 3) strike arguments about other states' laws as an improper and belated attempt to amend the Complaint; 4) strike Plaintiffs' choice of law arguments which includes arguments that have already been decided by the trial court and the Indiana Court of Appeals; and 5) enter summary judgment in favor of Defendants. A hearing on Defendants' Motions for Summary Judgment has been set for November 22, 2010.

The Defendants' counterclaims against all of the original Plaintiffs are still pending. While the counterclaims against the individuals Paul and Marikate Morris and Kari and Fred Heyser, were stayed due to their bankruptcy filings in their individual capacities, the counterclaims against their corporate entities, Kapza, Inc., and Meck Enterprises LLC, respectively, remain pending as the corporate entities did not file for bankruptcy. Similarly, the counterclaims against the Villasenor Plaintiffs also remain pending and were not affected by the court's order dismissing that Plaintiff group with prejudice.

Note 5: At various times during the nine-month period ended September 30, 2010, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned a total of $735,500 to the Company. On November 1, 2010, those amounts were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $765,821. The note provides for interest on the unpaid balance of the note be paid monthly beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at a rate of 8% per annum. In addition, the note requires principal payments commencing on July 1, 2011 and on the first day of each calendar month thereafter up to and including January 1, 2012 in the amount of $100,000 per month. The remaining outstanding principal and accrued interest is due to be paid on February 1, 2012.

Note 6: Loss from discontinued operations was $935,237 in the three-month and nine-month periods ended September 30, 2010 and none in the corresponding periods in 2009. In 2008, the Company accrued for estimated cost to defend the Heyser lawsuit explained in Note 4, however, that estimate was insufficient and an additional accrual was required. Additionally, in reviewing accounts receivable, various receivables originated in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, and were, therefore, charged to loss from discontinued operations.

Note 7: On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Amendment, Wells Fargo agreed to defer principal payments on the outstanding note payable to the bank for the months of October through December 2010. The Amendment further provided that those deferred payments are to be made up with the payment of an additional $75,000 in principal per month from April 1, 2011 through August 1, 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.

Note 8: The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no additional subsequent events that required recognition or disclosure.


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

Noble Roman's Take-N-Bake Pizza
-------------------------------

In the third quarter of 2009, the Company began offering a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees and as a stand-alone offering for grocery store chains. The Company recently developed additional products for grocery stores including pasta sauce, deep-dish lasagna with Italian sausage, grated parmesan cheese, cheesy stix and spicy cheese dip. These additional products will be available to grocery stores in December 2010.

As of September 30, 2010, the Company had signed agreements for 292 grocery store locations to operate the take-n-bake pizza program, 246 of which were open at that time. As of November 5, 2010, the Company had signed agreements for 413 grocery store locations to operate the take-n-bake pizza program, 248 of which were open at that time and the Company anticipates the opening of the remaining locations within the succeeding 30 to 60 days. Many of the grocery store chains that have signed agreements for certain of their grocery store locations to operate the take-n-bake pizza program have indicated their intent to enter into agreements for the remainder of their locations. The Company expects to sign several additional units with existing chains and is also in discussions with several other grocery store chains. The Company had previously announced the signing of an agreement with a grocery distribution company which distributes to approximately 1,700 grocery stores in the western United States. This agreement provides for the grocery distributor to stock the Company's proprietary products for distribution and promote our proprietary products to all of its 1,700 customers. To date the Company has signed 106 supply agreements with its customers. Recently the Company signed a similar agreement with a grocery distribution company in Wisconsin which distributes to approximately 1,000 grocery stores in Wisconsin and surrounding states. The Company, along with the distributor, began promoting its proprietary products to this distributor's customers this week. The Company is currently in discussions with several other grocery store distributors for similar arrangements.

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


Business Strategy

The Company's business strategy can be summarized as follows:

Intensify Focus on Sales of Non-Traditional Franchises. In the current economic environment the Company believes that it has a unique opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, attractions, entertainment facilities, casinos, travel plazas and grocery stores. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises are often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.

In addition to the Company's historical non-traditional venues, the Company has added grocery stores as an additional target for rapid expansion. Since adding this venue in the fall of 2009, the Company has signed license agreements for 413 grocery store locations.

With its major focus being on non-traditional franchising, the Company's requirements for overhead and operating cost are limited. The Company does not intend to operate any franchise locations other than the two locations it uses for testing and demonstration purposes. This allows for a complete focus on selling and servicing franchises and licenses to capitalize on the attractive opportunity for increased unit growth in non-traditional franchises and the take-n-bake licenses for grocery stores.

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

The Company has completed product research and development on five related products to be sold through the grocery stores and expects to begin distributing those products in late November or early December 2010. The five products are pasta sauce, deep-dish lasagna with Italian sausage, grated aged parmesan cheese, cheesy stix and spicy cheese dip. Unlike the Company's take-n-bake pizza which requires on-site assembly by the deli department, these products, except for the spicy cheese dip, arrive at the grocery store fully prepared and ready to display and sell. These products were designed to augment the take-n-bake pizza sales however the Company can offer these products to any grocery store and is not limited to only those grocery stores that have signed license agreements because the products do not require any preparation or assembly. Even though the Company has no sales experience with these products and the products have no proven market acceptance at this time, the Company believes that the revenue generated from these products can potentially be significantly higher than the revenue from the take-n-bake pizza. The Company intends to continue to focus on enhanced product offerings to augment the Company's sales opportunities within non-traditional venues.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2010, respectively.

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                    -------------               -------------
                                                 2009          2010          2009          2010
                                               -------       -------       --------      --------
Royalties and fees                              91.9 %        92.4 %         92.1 %        92.4 %
Administrative fees and other                     .4            .3             .8            .5
Restaurant revenue                               7.7           7.3            7.1           7.1
                                               -------       -------       --------      --------
     Total revenue                             100.0 %       100.0 %        100.0 %       100.0 %
                                               -------       -------       --------      --------
Operating expenses:
     Salaries and wages                         13.0          13.2           13.9          13.4
     Trade show expense                          4.0           4.1            4.0           4.2
     Travel expense                              1.5           2.0            1.9           2.0
     Other operating expense                     8.9           9.1            9.8           9.8
     Restaurant expenses                         6.8           7.1            6.7           7.0
Depreciation and amortization                    1.0            .8            1.0            .8
General and administrative                      19.4          21.3           19.2          22.1
                                               -------       -------       --------      --------
     Total expenses                             54.6          57.5           56.5          59.3
                                               -------       -------       --------      --------
     Operating income                           45.4 %        42.5 %         43.5 %        40.7 %

Interest and other expense                       6.0           6.2            6.2           6.2
                                               -------       -------       --------      --------
     Income before income taxes                 39.4 %        36.3 %         37.3 %        34.5 %

Income tax expense                              15.6          14.4           14.8          13.7
                                               -------       -------       --------      --------
     Net income from continuing operations      23.8 %        21.9 %         22.5 %        20.8 %
                                               =======       =======       ========      ========

Results of Operations
---------------------

Total revenue decreased from $1,934,323 to $1,852,897 and from $5,728,946 to $5,440,343 for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding periods in 2009. One-time fees, franchisee fees and equipment commissions, decreased from $109,773 to $60,378 and increased from $251,735 to $267,470 during the three-month and nine-month periods ended September 30, 2010 compared to the corresponding periods in 2009. Ongoing royalties and fees decreased from $1,668,457 to $1,651,697 and from $5,025,930 to $4,759,036 for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding periods in 2009. Of this decrease, $71,733 and $266,273 resulted from traditional franchise closings and $74,704 and $242,922 resulted from a decrease in ongoing royalties and fees from non-traditional units, as a result of same store revenue declines primarily in bowling centers, other than grocery stores for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding periods in 2009. These decreases were partially offset by an increase in ongoing royalties and fees of $129,677 and $242,301 from the grocery store take-n-bake additions for the comparable periods.

Restaurant revenue decreased from $148,275 to $135,337 and from $405,908 to $387,644 for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding period in 2009. The Company does not intend to operate restaurants except for the two locations that it uses for testing and demonstration purposes.

Salaries and wages increased from 13.0% to 13.2% and decreased from 13.9% to 13.4% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The amount of salaries and wages decreased from $252,048 to $244,396 and from $795,778 to $729,912 for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding periods in 2009 as a result of fewer employees.

Trade show expenses increased from 4.0% to 4.1% and from 4.0% to 4.2% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. These increases were the result of the reductions in revenue. Trade show expenses were $75,463 and $226,304 in the three-month and nine-month periods ended September 30, 2010, respectively, compared to $77,032 and $229,259 for the corresponding periods in 2009.

Travel expenses increased from 1.5% to 2.0% and from 1.9% to 2.0% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The amount of travel expense increased from $29,927 to $36,362 and from $108,060 to $109,365 for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increases were the result of opening more units, including take-n-bake grocery locations, further away from the home office.

Other operating expenses increased from 8.9% to 9.1% and remained constant at 9.8% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The amount of operating expenses decreased from $172,268 to $167,994 and from $564,158 to $534,552 for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. These decreases in operating expenses were the result of the Company's efforts to control expenses.

Restaurant expenses increased from 6.8% to 7.1% and from 6.7% to 7.0% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. These increases were the result of a decrease in total revenue. The amount of expenses slightly decreased in both periods. The Company operates two locations for testing and demonstration purposes.

General and administrative expenses increased from 19.4% to 21.3% and from 19.2% to 22.1% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The amount of general and administrative expense increased from $375,158 to $394,227 and from $1,097,917 to $1,204,003 for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in year-to-date expenses was the result of an increase in legal expenses of $59,467 primarily as a result of the cost of the Company's annual meeting of shareholders and related investor relations matters, an increase of rent expense of $50,689 and an increase in Directors' fees of $18,000 as a result of increasing the size of the Board of Directors. Those increases were partially offset by a reduction of $22,070 in all other expenses. The Company had no rent expense for the first three months in 2009 due to the building housing the Company's leased offices being under massive remodeling. The Company's former office lease expired in December 2008 and the new lease did not commence until the remodel was complete in April 2009.

Total expenses increased from 54.6% to 57.5% and from 56.5% to 59.3% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The amount of expenses increased from $1,057,696 to $1,064,488 and from $3,237,159 to $3,225,643 for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. These increases were the result of an increase in general administrative expense, as explained above, mostly offset by decreases in other expenses due to the Company's efforts to control expenses, while the percentage increases were the result of the reduction in revenue as explained above.

Operating income decreased from 45.4% to 42.5% and from 43.5% to 40.7% of total revenue for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The primary reason for this decrease was the reduction in total revenue, as explained above, with only a slight increase in total expenses as explained in the previous paragraph.

Interest expense remained nearly constant at approximately 6.2% of total revenue for the three-month and nine-month periods ended September 30, 2010 and 2009. This was the result of a combination of a decrease in notes payable outstanding and lower interest rates offset by a decrease in revenue as explained above

Net income from continuing operations decreased from $459,535 to $406,710 and from $1,291,529 to $1,133,050 for the three-month and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The primary reason for this decrease was the decrease in revenue with only a slight increase in expenses as previously explained.

Loss from discontinued operations was $935,237 in the three-month and nine-month periods ended September 30, 2010 and none in the corresponding periods in 2009. In 2008, the Company accrued for estimated cost to defend the Heyser lawsuit described in Note 4 to the accompanying financial statements, however, that estimate was insufficient and an additional accrual was required. Additionally, in reviewing accounts receivable, various receivables originated in 2007 and

2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore, charged to loss on discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising new non-traditional locations, licensing convenience stores to add Noble Roman's to their locations pursuant to a license agreement, licensing grocery stores to sell take-n-bake pizza in all of their locations and to sell recently developed retail products through grocery stores. The Company developed a licensing concept for convenience stores, take-n-bake pizza for grocery stores and other retail products to sell through grocery stores all as a means to accelerate non-traditional unit growth and as a way to increase revenue without any significant increase in expenses. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.3-to-1 as of September 30, 2010 compared to 1.8-to-1 at December 31, 2009.

At various times during the nine-month period ended September 30, 2010, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned a total of $735,500 to the Company to help fund $1,125,000 in principal payments to the bank and $568,052 in payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser case, which is described in Note 4 of the accompanying financial statements. On November 1, 2010, the amounts advanced to the Company were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $765,821. The note provides for interest to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at the rate of 8% per annum. In addition, the note requires principal payments commencing on July 1, 2011 and on the first day of each calendar month thereafter up to and including January 1, 2012 in the amount of $100,000 per month. The remaining outstanding principal and accrued interest is due to be paid on February 1, 2012.

On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010. The Amendment further provides that those deferred payments are to be made up with an additional $75,000 in principal per month from April 1, 2011 through August 1, 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.

As a result of the financial arrangements described above and the Company's cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company's cash flow projections are based on the Company's strategy of focusing entirely on growth in non-traditional venues, the growth in the number of grocery store locations licensed to sell the take-n-bake pizza and the recent introduction of the additional retail products for grocery stores including pasta sauce, deep-dish lasagna with Italian sausage, grated parmesan cheese, cheesy stix and spicy cheese dip.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, non-renewal of franchise agreements, shifts in market demand, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees, the impact of competitors' actions and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" in the Company's annual report on Form 10-K for the year-ended December 31, 2009. In addition, the Company has no previous experience selling its products to retail channels and there can be no assurance that grocers will stock them or that customers will buy them. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2010, the Company had outstanding interest-bearing debt in the aggregate principal amount of $4.5 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of November 5, 2010 of $4.5 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $20,156 over the succeeding twelve-month period.


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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs are former franchisees of the Company's traditional location venue. Originally, the Plaintiffs in this case were Kari and Fred Heyser and Meck Enterprises, LLC, Shawn and Jamie White and Casual Concepts of Texas, LLC, Afifa Abdelmalek and St. Markorios Corporation, Robert and Kathleen Hopkins and Withmere Restaurants, LLC, John and Mariann Dunn and D & G Restaurant, LLC, Jason Clark and Nican Enterprises, LLC, Thomas A. Brintle and Noble Roman's Mt. Airy 100, LLC, Marikate and Paul Morris and Kapza, Inc., Kim Neal and Mopan Commerce, Inc., and Collett Eugene Harrington and Sazzip, LLC. Since the initiation of this lawsuit, however, Plaintiffs Marikate and Paul Morris and Kapza, Inc. have voluntarily dismissed their claims against the Company and the Court has issued an Order finding Plaintiffs Henry and Brenda Villasenor and H&B Villasenor Investments, Inc.in Contempt of Court and has accordingly dismissed with prejudice the claims filed by the Villasenor Plaintiffs in this action.

The Defendants in this action originally were the Company, certain of the Company's officers, namely, Paul W. Mobley, A. Scott Mobley, Troy Branson, and Mitch Grunat, and co-Defendants, CIT Small Business Lending Corporation and PNC Bank. The claims against co-Defendants CIT Small Business Lending Corporation and PNC Bank have since been dismissed with prejudice.

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs seek compensatory and punitive damages. In the Complaint, the Plaintiffs that remain in the case claim damages collectively in the amount of $5.1 million. In addition, some claims include punitive damages, court costs and/or prejudgment interest. Discovery was completed July 19, 2010. To date, all of the Plaintiffs remaining in the case have been deposed except the Soltero Plaintiffs. Plaintiffs' counsel withdrew his representation on behalf of the Soltero Plaintiffs and counsel for Defendants has been unable to locate the Soltero Plaintiffs. Therefore, the Soltero Plaintiffs remain parties to this action and remain unrepresented by counsel.

The Company filed a Counter-Claim for Damages against all of the Plaintiffs in the approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances.

The Company also filed a Motion for Partial Summary Judgment as to several claims in the Complaint, which the Court granted in September, 2009. In February, 2010, counsel for the Plaintiffs filed a Notice of Appeal with the Indiana Court of Appeals as to the Partial Summary Judgment granted by the Court. On August 19, 2010, the Court of Appeals issued a ruling affirming the Judgment of the Trial Court. On September 20, 2010, Plaintiffs filed a Petition for a Rehearing with the Indiana Court of Appeals, which the Court denied on October 25, 2010.

Defendants have filed Motions for Summary Judgment as to all of the Plaintiffs remaining in the case, based primarily on their deposition testimony and the lack of evidence substantiating the Plaintiffs' claims. Plaintiffs filed a consolidated Response to the Motions for Summary Judgment as to ten of the Plaintiff groups. The Soltero Plaintiffs and Heyser Plaintiffs did not file a Response to the Motion for Summary Judgment; therefore, Defendants Motions for Summary Judgment as to those two Plaintiff groups are unopposed. After receiving Plaintiffs' Consolidated Response to the Motions for Summary Judgment,

Defendants filed Reply Briefs in support of their Motions for Summary Judgment against each of the ten Plaintiff groups included in the Response. In the Reply Briefs, Defendants asked the Court to: 1) strike the improperly designated and inadmissible materials including affidavits by each of the Plaintiffs which were in conflict with their sworn testimony; 2) strike their statement of fact section as failing to comply with Indiana Trial Rule 56; 3) strike arguments about other states' laws as an improper and belated attempt to amend the Complaint; 4) strike Plaintiffs' choice of law arguments which includes arguments that have already been decided by the trial court and the Indiana Court of Appeals; and 5) enter summary judgment in favor of Defendants. A hearing on Defendants' Motions for Summary Judgment has been set for November 22, 2010.

The Defendants' counterclaims against all of the original Plaintiffs are still pending. While the counterclaims against the individuals Paul and Marikate Morris and Kari and Fred Heyser, were stayed due to their bankruptcy filings in their individual capacities, the counterclaims against their corporate entities, Kapza, Inc., and Meck Enterprises LLC, respectively, remain pending as the corporate entities did not file for bankruptcy. Similarly, the counterclaims against the Villasenor Plaintiffs also remain pending and were not affected by the court's order dismissing that Plaintiff group with prejudice.

Other than as disclosed above, the Company is involved in no other litigation requiring disclosure.

ITEM 5.   Other Information.

At various times during the nine-month period ended September 30, 2010, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned a total of $735,500 to the Company to help fund $1,125,000 in principal payments to the bank and $568,052 in payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser case, which isdescribed in Note 4 of the accompanying financial statements. On November 1, 2010, the amounts advanced to the Company were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $765,821. The note provides for interest to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at the rate of 8% per annum. In addition, the note requires principal payments commencing on July 1, 2011 and on the first day of each calendar month thereafter up to and including January 1, 2012 in the amount of $100,000 per month. The remaining outstanding principal and accrued interest is due to be paid on February 1, 2012.

On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010. The Amendment further provides that those deferred payments are to be made up with an additional $75,000 in principal per month from April 1, 2011 through August 1, 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.

ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 23.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NOBLE ROMAN'S, INC.



Date: November 10, 2010            By: /s/ Paul W. Mobley
                                       -----------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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

           10.3 1984 Stock Option Plan filed with the Registrant's Form S-8 filed November 29, 1994 (SEC File No.33-86804), is incorporated herein by reference.

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

           10.7 Second Amendment to Loan Agreement with Wells Fargo Bank. N.A. dated November 9, 2010, filed herewith.

           10.8 Promissory Note dated November 1, 2010, issued by the Company in favor of Paul W. Mobley, filed herewith.

           21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

           31.1    C.E.O. and C.F.O. Certification under Rule 13a-14(a)/
                   15d-15(e).

           32.1    C.E.O. and C.F.O. Certification under Section 1350.