Form 10-K
period 2010-12-31
NOBLE ROMANS INC
filed 2011-03-16
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the fiscal year ended December 31, 2010.

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      No
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer               Accelerated Filer
                         ---                                     ---
Non-Accelerated Filer                 Smaller Reporting Company   X
(do not check if a       ---                                     ---
smaller reporting
company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $7.5 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,419,317 shares of common stock as of March 1, 2011.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant's 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2010
                                Table of Contents

Item # in
Form 10-K                                                                                                           Page
                                                             PART I

1.      Business                                                                                                        4
1A.     Risk Factors                                                                                                   10
1B.     Unresolved Staff Comments                                                                                      13
2.      Properties                                                                                                     13
3.      Legal Proceedings                                                                                              13

                                                             PART II
5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
        Securities                                                                                                     14
6.      Selected Financial Data                                                                                        16
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                          16
7A.     Quantitative and Qualitative Disclosures About Market Risk                                                     23
8.      Financial Statements and Supplementary Data                                                                    25
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           42
9A.     Controls and Procedures                                                                                        42
9B.     Other Information                                                                                              43

                                                             PART III
10.     Directors, Executive Officers and Corporate Governance                                                         43
11.     Executive Compensation                                                                                         43
12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 43
13.     Certain Relationships and Related Transactions, and Director Independence                                      43
14.     Principal Accounting Fees and Services                                                                         44

                                                             PART IV
15.     Exhibits, Financial Statements Schedules                                                                       44

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 (the "Company"), sells and services franchises and licenses for non-traditional and co-branded foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Bistro", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising for non-traditional and co-branded locations and now has awarded franchises or licenses in 49 states plus Washington, D.C., Puerto Rico, Guam, Italy and Canada. In 2005 the Company began selling franchises for its concepts in traditional restaurant locations. In 2006 the Company began selling development territories to area developers in an attempt to accelerate growth in the dual-branded traditional concept. However, in the current economic environment, the Company believes its non-traditional franchises and licenses currently offer more favorable growth potential. Therefore, the Company is currently focusing all of its sales efforts on selling franchises or licenses for non-traditional locations. Prior to 1997, the Company had approximately 25 years' experience operating pizza restaurants in traditional locations, giving it expertise in the design and support of foodservice systems for franchisees. Royalties and franchise fees from the Company's franchise operations were $7,561,440, $6,949,192 and $6,725,769 for 2008, 2009 and 2010, respectively. Royalties and fees from franchise operations accounted for 83.7%, 92.1% and 92.5% of total revenue for 2008, 2009 and 2010, respectively. Other financial information about the Company's business, including revenue, profit and loss and total assets, is detailed in Item 8 - Financial Statements and Supplementary Data in this report.

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

The Company carefully developed nearly all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. The ingredients for these menu items are manufactured by third party vendors and distributed by unrelated distributors who deliver throughout much of the continental United States. We believe this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and that require relatively low amounts of labor.

Noble Roman's Take-N-Bake Pizza
-------------------------------

In 2009, the Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The Company uses the same high-quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modifications to portioning for increased home baking performance. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery stores. Since adding this component in late 2009, the Company has signed agreements for 565 grocery store locations to operate the take-n-bake pizza program. The Company is also in discussions with several other grocery store owners. The Company expects the number of grocery store locations operating the take-n-take program to increase substantially over the next year. The take-n-bake program has also been integrated into the operations of several existing convenience stores, generating significant add-on sales, and is now being offered to all convenience store franchisees. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise agreement.

To supplement the take-n-bake pizza offering, at the beginning of 2011, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and make a great compliment to the take-n-bake program. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. In addition to being a great compliment to the take-n-bake program, these five products are being offered to all grocery stores and, unlike the take-n-bake program which requires a supply agreement to help control quality because the pizzas are assembled in the grocery store deli departments, these products require no agreement.

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

The Company has recently developed a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has already been integrated into the operations of several existing locations, generating significant add-on sales. The system is now being made available to other existing franchisees.

The Company is now offering new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-branded franchise or license. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Grab-N-Go Subs franchises at less than 50% of the investment cost compared to the previous offering. The Company recently began promoting these enhancements for non-traditional locations and has been demonstrating the concept at a variety of trade shows in recent months.

Business Strategy
-----------------

The Company's business strategy can be summarized as follows:

Sales of Non-Traditional Franchises and Licenses. The Company believes that it has an opportunity for increasing unit growth and revenue within its non-traditional venues such as hospitals, military bases, universities, convenience stores, grocery stores, attractions, entertainment facilities, casinos, airports, travel plazas, office complexes and hotels. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a minimal investment compared to a stand-alone franchise. Non-traditional franchises or licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Although the Company's current focus is on non-traditional franchise or license expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

As a result of the Company's major focus being on non-traditional franchising and licensing, its requirements for overhead and operating cost are significantly less than if it were focusing on traditional franchising. In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes. This allows for a more complete focus on selling and servicing franchises and licensees to pursue increased unit growth.

Licensing the Company's Take-N-Bake Program. In 2009, the Company developed a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees or licensees and as a stand-alone offering for grocery stores.

Since the Company started offering take-n-bake pizza to grocery store chains in September 2009, it has signed agreements with 565 grocery store locations to operate the take-n-bake pizza program. The Company is also in discussions with several other grocery store owners. To supplement the take-n-bake pizza offering, at the beginning of 2011, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and make a great compliment to the take-n-bake program. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. In addition to being a great compliment to the take-n-bake program, these five products are being offered to all grocery stores and, unlike the take-n-bake program which requires a supply agreement to help control quality because the pizzas are assembled in the grocery store deli departments, these products require no agreement.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of its non-traditional locations. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza which is sold to bake at home, and the new carton-to-shelf retail items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost and that require very low amounts of labor, which allows for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Actions by one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises or licenses, maintain and renew existing franchises or licenses or sell its products. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise and license segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. First, several of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees. The Company is not faced with any significant geographic restrictions in this regard.

Several of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees or licensees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling franchise or license unit operations which may be of material benefit to franchisees or licensees.

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees or licensees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties. Although the Company's operating history is limited in this venue, management assumes that the summer months are overall slower for take-n-bake sales.

Employees
---------

As of March 1, 2011, the Company employed approximately 20 persons full-time and 15 persons on a part-time, hourly basis. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks
----------------------------

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN'S (R), Noble Roman's Pizza(R), THE BETTER PIZZA PEOPLE (R) and Tuscano's Italian Style Subs(R), are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation
---------------------

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and its vendors are also subject to federal and state environmental regulations. In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company's products, its packaging, menu boards and/or other literature.

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

Officers of the Company
-----------------------

Chief Executive Officer and Chairman of the Board - Paul W. Mobley has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991 and a Director since 1974. Mr. Mobley was President of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

Chief Operating Officer, President, Secretary and a Director - A. Scott Mobley has been President since 1997, a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

Executive Vice President of Franchising - Troy Branson has been Executive Vice President of Franchising for the Company since November 1997 and from 1992 to 1997, he was Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

Vice President of Franchise Services - Mitch Grunat has been Vice President of Franchise Services for the Company since August 2002. Before joining the Company, Mr. Grunat was Chief Operating Officer of Lanter Eye Care from 2001 to 2002, Business Development Officer for Midwest Bankers from 2001 to 2002 and Chief Operating Officer for Tavel Optical Group from 1987 to 2000. Mr. Grunat has a B.A. degree in English and Philosophy from Muskingum College.

Vice President of Product Development, Purchasing and Distribution - Michael B. Novak has been Vice President of Product Development, Purchasing and Distribution since March 2006. Before joining the Company, Mr. Novak was employed by Delco Foods, a regional food distributor from 2001 to 2006. Before being employed by Delco Foods, he was employed by the Company from 1984 to 2001 as a restaurant General Manager, Area Director of Operations and Director of Product Development and Distribution.

Vice President of Operations - James D. Bales has been Vice President of Operations since March 2008. Before becoming Vice President of Operations, Mr. Bales held various positions with the Company beginning in March 2004. Before joining the Company, Mr. Bales had 15 years of management experience in operations and marketing where he held various positions with TCBY starting in 1989. Mr. Bales attended Northern Kentucky University for Graphic Design, Inver Hills Community College for Business Management and obtained his B.S. in Business from the University of Phoenix.

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

Competition from larger companies.

         The Company competes for franchise and license sales with large national companies and numerous regional and local companies. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or operating results of the Company's system. Unlike the other non-traditional agreements, the take-n-bake license agreements with grocery stores are not for any specified period of time and, therefore, grocery stores could discontinue offering the take-n-bake pizza or other retail items at any time. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

         The Company's primary growth strategy consists of selling new franchises or licenses for non-traditional locations. The opening and success of new non-traditional locations will depend upon various factors, including the traffic generated by and viability of the underlying activity or business, the ability of the franchisee and licensee to operate their locations, their ability to comply with applicable regulatory requirements and the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional or take-n-bake locations.

Dependence on success of franchisees and  licensees.

         Most of the Company's earnings comes from royalties generated by its franchisees and licensees which are independent operators, and their employees are not the Company's employees. The Company provides training and support to franchisees and licensees but the quality of the store operations may be diminished by any number of factors beyond the Company's control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company's standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company's image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company's intellectual property or reputation.

Dependence on consumer preferences and perceptions.

         The restaurant industry and the retail food industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company can be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.

Interruptions in supply or delivery of food products.

         Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, wheat, meats, paper and labor may also adversely affect the franchisees and licensees and, as a result, can adversely affect the Company's ability to add new franchised or licensed locations.

Dependence on key executives.

         The Company's business has been and will continue to be dependent upon the efforts and abilities of its executive staff generally, and particularly Paul Mobley, our Chairman, Chief Executive Officer and Chief Financial Officer, and A. Scott Mobley, our President and Chief Operating Officer. The loss of either of their services could have a material adverse effect on the Company.

The Company is subject to ongoing litigation.

As described in Item 3 of this report, the Company is a defendant in a lawsuit filed by certain of its former traditional franchisees. Although the Company has been awarded summary judgment effectively dismissing the claims against the Company, that order is subject to appeal. The plaintiffs in this lawsuit allege that they purchased traditional franchises from the Company as a result of certain fraudulent representations by the defendants in the case and the omission of certain material facts regarding the franchises. If the Company is subject to adverse findings in this litigation, it could be required to pay damages or have other remedies imposed, which could have a material adverse effect on the Company. The resolution of this matter has been time-consuming, expensive and distracted the Company's management from conducting the Company's business. The Company believes the trial court's decision will be upheld on appeal, if any, but there can be no assurance that it will be until the appeal, if any, has been litigated. The Company will continue to pursue its counterclaims against the Plaintiffs.

The Company is subject to Indiana law with regard to purchases of our stock.

         Certain provisions of Indiana law applicable to the Company could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of its common stock. These provisions include prohibitions against certain business combinations with persons that become "interested shareholders" (persons owning or controlling shares with voting power equal to 20% or more) unless the board of directors approves either the business combination or the acquisition of stock before the person becomes an "interested shareholder."

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

The Company is not now required to comply with the external assurance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 but could become subject to them in the future. Section 404 requires the Company to evaluate and report on the system of internal controls over financial reporting, however, the Company is not currently required to have its independent registered public accountants report on management's evaluation of our system of internal controls or certify its compliance with the rules related to its system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could adversesly affect our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in March 2015.

The Company also leases space for a Company-owned dual-branded restaurant in Indianapolis, Indiana which is used as a demonstration and test restaurant. The lease for this property expires December 31, 2015. The Company has the option to extend the term of this lease for one additional five-year period.

The Company leases space for operating an additional dual-branded restaurant in Indianapolis, Indiana. The lease for this property expires April 4, 2016. The Company has the option to extend the term of this lease for one additional five-year period. This lease also provides for the Company to assign the lease to a franchisee if and when it is franchised.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs on their fraud claims. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. The Company's counter-claims against the Plaintiffs for breach of contract remain pending.

The Complaint was originally filed against the Company and certain of its officers and certain institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. Initially there were approximately 14 groups of franchisee-Plaintiffs. Since the inception of the lawsuit, the Court has dismissed the claims against the institutional lenders. In addition, one group of franchisee-Plaintiffs voluntarily dismissed its claims against the Company and the Court held another group of franchisee-Plaintiffs in contempt and dismissed its claims with prejudice.

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs sought compensatory and punitive damages in addition to court costs and/or prejudgment interest. The Plaintiffs that remained in the case, following the voluntary and involuntary dismissals described above, claimed actual damages in the amount of $5.1 million.

The Company filed counter-claims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counter-claims and obtain and execute on any judgments against all counter-claim Defendants.

In addition to the above actual fraud claims, one group of franchisee-Plaintiffs asserted a separate claim under the Indiana Franchise Act. The Court's December 23, 2010 Order denied the Company's motion for summary judgment as to the Indiana Franchise Act claim finding the existence of a genuine issue of material fact and did not render any opinion on the merits of that claim. The Company denies liability on this claim and will continue to vigorously prosecute its defenses against this claim.

The Plaintiffs have filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The Company has opposed that motion and a ruling by the Court remains pending.

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

                                  2009                     2010
                                  ----                     ----
      Quarter Ended:         High      Low            High       Low
      --------------         ----      -----          ----       ---
      March 31              $ .55      $ .36          $.95      $.66
      June 30               $ .72      $ .34         $1.15      $.78
      September 30          $ .70      $ .50         $1.10      $.85
      December 31           $ .89      $ .56         $1.09      $.90

Holders of Record
-----------------

As of March 1, 2011, there were approximately 289 holders of record of the Company's common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company's current loan agreement, as described in Note 3 to the Company's consolidated financial statements, prohibits the payment of dividends.

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                       Number of Securities to       Weighted-average        equity compensation
                                       be issued upon exercise      exercise price of         plans (excluding
                                       of outstanding options,     outstanding options,    securities reflected in
                                         warrants and rights       warrants and rights           column (a))
        Plan Category                            (a)                       (b)                      (c)
        -------------                  ----------------------      -------------------     -----------------------
Equity compensation plans approved
by stockholders                                       -                   $   -                        -

Equity compensation plans not
approved by stockholders                      1,100,500                   $ .77                       (1)
                                              ---------                   -----                      ---
Total                                         1,100,500                   $ .77                        -
                                              =========                   =====                      ===


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

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands except per share data)

                                                              Year Ended December 31,
                                                 -------------------------------------------------
Statement of Operations Data:                      2006      2007      2008       2009      2010
                                                 --------  --------  --------   --------  --------
Royalties and fees                               $  8,084  $ 10,411  $  7,562   $  6,949  $  6,726
Administrative fees and other                          63        68        48         64        40
Restaurant revenue                                  1,340     1,088     1,432        537       505
                                                 --------  --------  --------   --------  --------
      Total revenue                                 9,487    11,567     9,042      7,550     7,271
Operating expenses                                  2,921     4,371     3,184      2,247     2,150
Restaurant operating expenses                       1,284     1,011     1,369        497       502
Depreciation and amortization                          84        97        92         79        66
General and administrative                          1,550     1,680     1,625      1,485     1,610
                                                 --------  --------  --------   --------  --------
      Operating income                              3,648     4,408     2,772      3,242     2,943
Interest and other                                    776       651       616        467       441
                                                 --------  --------  --------   --------  --------
Income before income taxes from continuing
      operations                                    2,872     3,757     2,156      2,775     2,502
Income taxes                                          976     1,268       733      1,099       991
                                                 --------  --------  --------   --------  --------
      Net income from continuing operations         1,896     2,489     1,423      1,676     1,511

Loss from discontinued operations                    --        --      (3,824)      --      (1,201)
                                                 --------  --------  --------   --------  --------
      Net income (loss)                          $  1,896  $  2,489  $ (2,401)  $  1,676  $    310
      Cumulative preferred dividends                  163       127        66         66        91
                                                 --------  --------  --------   --------  --------
      Net income (loss) available to common
          stockholders                           $  1,733  $  2,361  $ (2,467)  $  1,610  $    219
                                                 ========  ========  ========   ========  ========

Weighted average number of common shares           16,406    17,676    19,213     19,412    19,415
          Net income from continuing operations  $    .12  $    .14  $    .07   $    .09  $    .08
          Net income (loss) per share                 .12       .14      (.13)       .09       .02
          Net income (loss) available to common  $    .11  $    .13  $   (.13)  $    .08  $    .01
              stockholders

Balance Sheet Data (at year end):
Working capital                                  $  3,423  $  3,806  $    551   $  1,517  $    927
Total assets                                       16,138    17,469    17,278     16,683    16,895
Long-term obligations, net of current portion .     5,625     4,125     5,625      4,125     3,481
Stockholders' equity                             $  8,617  $ 11,312  $  8,962   $ 10,623  $ 10,885


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

There were 834 franchised or licensed outlets in operation on December 31, 2009 and 1,112 on December 31, 2010. During that twelve-month period there were 314 new franchised or licensed outlets opened and 36 franchised outlets left the system, 17 of which reached the end of their franchise agreement term and 19 of which ceased operation for other reasons.

As discussed in Note 1 to the Company's consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At December 31, 2009 and 2010, the Company reported net accounts and notes receivable of $2.143 million and $2.672 million, respectively, which was net of an allowance to reflect the amount the Company expects to realize for the receivables. The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected. The Company has provided an accrual for estimated future expense related to its discontinued operations in the amount of $186,435 as of December 31, 2009 and $128,246 as of December 31, 2010, which was primarily to provide for future legal expenses for the litigation described in "Legal Proceedings" of this report which involves the discontinued operations of the Company. The Company, at December 31, 2009 and December 31, 2010, had a deferred tax asset on its balance sheet totaling $11.754 million and $11.551 million, respectively. After reviewing expected results from the Company's current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, most of which expire between 2012 and 2028.

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

               Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                       Years Ended December 31,
                                 ----------------------------------------------------------------

                                           2008                   2009                  2010
                                           ----                   ----                  ----
Royalties and fees               $7,561,440     83.7%  $6,949,192     92.1%  $6,725,769     92.5%
Administrative fees and other        48,084       .5       63,503       .8       40,312       .6
Restaurant revenue                1,432,435     15.8      536,885      7.1      505,022      6.9
                                 ----------     ----   ----------     ----   ----------     ----
     Total revenue                9,041,959    100.0    7,549,580    100.0    7,271,103    100.0

Franchise-related operating
  expenses:
     Salaries and wages           1,366,861     15.1    1,057,675     14.0      970,652     13.3
     Trade show expense             488,012      5.4      309,827      4.1      301,940      4.2
     Travel expense                 386,018      4.3      134,350      1.8      157,973      2.2
     Sales commissions               62,960       .7        3,627       .0         --        --
     Other operating expense        880,464      9.7      741,749      9.8      719,316      9.9
Restaurant expenses               1,369,139     15.2      496,614      6.6      501,976      6.9
Depreciation                         91,736      1.0       78,777      1.0       66,578       .9
General and administrative        1,624,022     18.0    1,485,356     19.7    1,610,123     22.1
                                 ----------     ----   ----------     ----   ----------     ----

     Operating income             2,772,747     30.6    3,241,605     43.0    2,942,545     40.5

Interest and other expense          616,333      6.8      466,944      6.2      440,512      6.1
                                 ----------     ----   ----------     ----   ----------     ----

     Income before income taxes   2,156,414     23.8    2,774,661     36.8    2,502,033     34.4
Income taxes                        733,180      8.1    1,099,044     14.6      991,056     13.6
                                 ----------     ----   ----------     ----   ----------     ----
     Net income from continuing
          operations             $1,423,234     15.7%  $1,675,617     22.2%  $1,510,977     20.8%
                                 ==========     ====   ==========     ====   ==========     ====

2010 Compared with 2009
-----------------------

Total revenue decreased from $7.5 million in 2009 to $7.3 million in 2010. Royalties and fees less initial franchise fees and equipment commissions were approximately $6.7 million in 2009 and $6.3 million in 2010. Ongoing royalties and fees from non-traditional franchises decreased from $6.1 million in 2009 to $5.6 million in 2010 and ongoing royalties and fees from traditional franchises decreased from $578 thousand in 2009 to $281 thousand in 2010, however, ongoing royalties and fees from take-n-bake in grocery stores increased from $35 thousand in 2009 to $463 thousand in 2010. One-time fees for franchise fees and equipment commissions increased from $242 thousand in 2009 to $377 thousand in 2010. The decrease in ongoing fees from traditional franchises resulted from a decrease in the number of franchises in operation. The decrease in ongoing fees from non-traditional franchises was primarily the result of a decline in same store sales during the first half of 2010.

Restaurant revenues decreased from $537 thousand in 2009 to $505 thousand in 2010. This decrease was the result of same store sales decreasing. The company only operates two restaurants for testing and demonstration purposes.

Salaries and wages decreased from 14.0% of revenue in 2009 to 13.3% of revenue in 2010. This decrease was primarily the result of the Company reducing operating expenses in light of slower growth in the number of franchised units. Actual salaries and wages decreased from $1.06 million in 2009 to $971 thousand in 2010.

Trade show expenses increased from 4.1% of revenue in 2009 to 4.2% of revenue in 2010. This increasee was primarily the result of a decrease in revenue as explained above. Actual trade show expenses decreased from $310 thousand in 2009 to $302 thousand in 2010.

Travel expenses increased from 1.8% of revenue in 2009 to 2.2% of revenue in 2010. This increase was primarily the result of the number of grocery store take-n-bake licenses opening throughout the country in locations further away from the headquarters combined with the decrease in total revenue. Actual travel expenses increased from $134 thousand in 2009 to $158 thousand in 2010.

Other operating expenses increased from 9.8% of revenue in 2009 to 9.9% in 2010. This increase was primarily the result of a decrease in revenue as explained above. Actual other operating expenses decreased from approximately $742 thousand in 2009 to $719 thousand in 2010. This decrease was primarily the result of the Company's focus on decreasing expenses.

Restaurant expenses increased from 6.6% of revenue in 2009 to 6.9% of revenue in 2010. This increase was the result of the decrease in total revenue as explained above. The Company only operates two restaurants for testing and demonstration purposes and does not intend to operate any more restaurants.

General and administrative expenses increased from 19.7% of revenue in 2009 to 22.1% of revenue in 2010. This increase was partially a result of the decrease in revenue as explained above. Actual general and administrative expenses were $1.485 million in 2009 and $1.610 million in 2010. The increase in general and administrative expenses was the result of a $51 thousand increase in legal expenses, $27 thousand in additional directors' fees as a result of adding two new directors and $52 thousand in rent expense as a result of having no rent in the beginning of 2009 because our old lease expired and the new lease did not become effective until major remodeling was completed. All other general and administrative expenses decreased in total by $5 thousand.

Operating income decreased from $3.2 million in 2009 to $2.9 million in 2010. This was primarily the result of a decrease in revenue as explained above.

Interest expense decreased from 6.2% of revenue in 2009 to 6.1% of revenue in 2010. This was a result of a decrease in interest expense partially offset by the decrease in revenue as explained above. Actual interest expense was $467 thousand in 2009 compared to $441 thousand in 2010 due to a decrease in average outstanding borrowings partially offset by an increase in interest rate during the fourth quarter of 2010.

Net income from continuing operations decreased from $1.7 million in 2009 to $1.5 million in 2010. This decrease was primarily the result of the decrease in total revenue partially offset by reduced expenses.

Net income per share from continuing operations decreased from $.09 per share on
19.4 million weighted average shares outstanding in 2009 to $.08 per share on
19.4 million weighted average shares outstanding in 2010. The diluted net income per share from continuing operations remained the same at $.08 per share on 20.0 million weighted average shares outstanding in 2009 and $.08 per share on 20.1 million weighted average shares outstanding in 2010.

Loss on discontinued operations was $3.8 million in 2008, $0 in 2009 and $1.2 million in 2010. The loss on discontinued operations in 2008 was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. Noble Roman's made the decision in late 2008 to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to defend the Heyser lawsuit, as described in Note 10 to the accompanying consolidated financial statements. The Company had an additional loss of $1.2 million in 2010 as the accrual for legal cost estimate in 2008 was insufficient and additional accrual was required. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore charged to loss on discontinued operations.

2009 Compared with 2008
-----------------------

Total revenue decreased from $9.0 million in 2008 to $7.5 million in 2009 even though royalty and fee income, less initial franchise fees, area development fees and equipment commissions was approximately $6.7 million in both 2008 and 2009. The decrease in royalties and fees was primarily a result of selling fewer franchises, less equipment commissions and fewer area development agreements, all of which were impacted by the recent recession and crisis in the financial markets and the Company's decision to focus its sales efforts on the sale of non-traditional franchises. Royalties and fees decreased from approximately $7.6 million in 2008 to approximately $6.9 million in 2009. Included in royalties and fees were approximately $354 thousand in 2008 and $203 thousand in 2009 for initial franchise fees. In addition, royalties and fees included approximately $105 thousand in 2008 and none in 2009, for the sale of area development agreements. Also included in royalties and fees were approximately $397 thousand in 2008 and approximately $39 thousand in 2009, for equipment commissions.

Restaurant revenues decreased from $1.4 million in 2008 to $537 thousand in 2009. The Company only operates two restaurants for testing and demonstration purposes but from time to time did temporarily operate others until a suitable franchisee was located. In December 2008, the Company made a decision to no longer temporarily operate restaurants.

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

Travel expenses decreased from 4.3% of revenue in 2008 to 1.8% of revenue in 2009. This decrease was primarily the result of having fewer supervisors and trainers because of opening fewer new restaurants, which was partially offset by the decrease in fewer initial franchise fees and equipment commissions.

Sales commission expense decreased from .7% of revenue in 2008 to 0% of revenue in 2009. This decrease was primarily the result of selling no area development agreements and fewer initial franchise fees in 2009 compared to 2008.

Other operating expenses increased from 9.7% of revenue in 2008 to 9.8% of revenue in 2009. This increase was primarily the result of lower initial franchise fees and equipment commissions. Actual other operating expenses decreased from approximately $880 thousand in 2008 to $742 thousand in 2009. This decrease was primarily due to the reduction of expenses related to staff reductions.

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

Interest expense decreased from 6.8% of revenue in 2008 to 6.2% of revenue in 2009. This was a result of a decrease in interest expense partially offset by lower initial franchisee fees and equipment commissions. Actual interest expense was $616 thousand in 2008 compared to $467 thousand in 2009 due to a decrease in average outstanding borrowings. The actual loan balance decreased by $1.5 million during 2009.

Net income from continuing operations increased from $1.4 million in 2008 to $1.7 million in 2009. This increase was primarily the result of reduced operating expenses partially offset by lower initial franchise fees and equipment commissions.

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

Loss on discontinued operations was $3.8 million in 2008 and none in 2009. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. Noble Roman's made the decision in late 2008 to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses primarily related to the Heyser lawsuit as described in Note 10.

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. The Company was affected in 2008 by the dramatic increase in commodity prices, primarily cheese and meats, which negatively affected its franchisees' food costs. The commodity prices returned to a more normal level during the latter part of 2008 and the continued through 2009, however commodity prices increased dramatically in the last half of 2010 and into 2011. The competition for labor has resulted in higher salaries and wages for the franchisees, however, that effect is mitigated by the relatively low labor requirements of the Company's franchise concepts.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising new non-traditional locations, licensing convenience stores to add Noble Roman's to their locations pursuant to a license agreement, licensing grocery stores to sell take-n-bake pizza and to sell recently developed retail products through grocery stores. The Company has developed a licensing concept for convenience stores, take-n-bake pizza for grocery stores and other retail products to sell through grocery stores all as a means to accelerate non-traditional unit growth and as a way to increase revenue without any significant increase in expenses. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.2-to-1 as of December 31, 2010 compared to 1.8-to-1 at December 31, 2009.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, advanced a total of $825,500 to the Company to help fund $1,125,000 in principal payments due under its bank loan and $933,809 in payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the accompanying consolidated financial statements. On December 23, 2010, the amounts advanced to the Company were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $855,821. In addition, the note was amended to increase the principal amount by $50,000 to $905,821 as a result of an additional loan in January 2011. The note provides for interest to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on August 1, 2011 and on the first day of each calendar month thereafter up to and including March 1, 2012 in the amount of $100,000 per month, however the Third Amendment states these payments cannot commence until the deferred payments to the bank are paid. The remaining outstanding principal and accrued interest is due to be paid on April 1, 2012.

On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Second Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010. On March 10, 2011 the Company executed a Third Amendment to the Loan Agreement with Wells Fargo Bank (the "Third Amendment") reducing principal payments to $25,000 per month for March and April 2011. The Third Amendment further provides that those deferred payments are to be made up with an additional $75,000 in principal per month from July 1, 2011 through September 1, 2011, an additional $100,000 in principal per month for October 1, 2011 and November 1, 2011, and an additional $150,000 in principal for December 1, 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.

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

In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Company's loan agreement, as amended (approximately $1.875 million as of March 1, 2011), at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2010:

                                 Less than                               More than
                        Total       1 year    1-3 Years    3-5 Years       5 years
                        -----       ------    ---------    ---------       -------
Long-term debt     $5,355,821   $1,875,000   $3,480,821   $     --     $     --
Operating leases    1,449,820      311,051      604,832      496,012       37,925
                   ----------   ----------   ----------   ----------   ----------
     Total         $6,805,641   $2,186,051   $4,085,653   $  496,012   $   37,925
                   ==========   ==========   ==========   ==========   ==========

Forward-Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to market acceptance of recently introduced products, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, non-renewal of franchise agreements, shifts in market demand, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in this annual report. In addition, the Company has no previous experience selling its products to retail channels and there can be no assurance that grocers will stock them or that customers will buy them. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt under its bank loan. As of December 31, 2010, the Company had outstanding interest-bearing debt to the bank in the aggregate principal amount of $4.5 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of March 1, 2011 of $4.125 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $16,058 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                           December  31,
                                                                                  ----------------------------
                                            Assets                                        2009            2010
                                                                                  ------------    ------------
Current assets:
   Cash                                                                           $    333,204    $    337,044
   Accounts and notes receivable - net                                               1,343,500         920,304
   Inventories                                                                         239,006         316,913
   Assets held for resale                                                              243,527         246,278
   Prepaid expenses                                                                    241,852         235,778
   Deferred tax asset - current portion                                              1,050,500       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,451,589       3,456,317
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,133,312       1,139,050
   Leasehold improvements                                                               96,512          12,283
                                                                                  ------------    ------------
                                                                                     1,229,824       1,151,333
   Less accumulated depreciation and amortization                                      790,134         784,282
                                                                                  ------------    ------------
          Net property and equipment                                                   439,690         367,051
Deferred tax asset (net of current portion)                                         10,703,594      10,150,558
Other assets including long-term portion of notes receivable - net                   2,087,644       2,920,853
                                                                                  ------------    ------------
                      Total assets                                                $ 16,682,517    $ 16,894,779
                                                                                  ============    ============
                           Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable                                      $  1,500,000    $  1,875,000
   Accounts payable                                                                    119,938         394,843
   Accrued expenses                                                                    314,728         259,476
                                                                                  ------------    ------------
                Total current liabilities                                            1,934,366       2,529,319
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                     4,125,000       2,625,000
   Note payable to officer                                                                --           855,821
                                                                                  ------------    ------------
                Total long-term liabilities                                          4,125,000       3,480,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,412,499 issued and outstanding as of December 31, 2009 and 19,419,317 as of
      December 31, 2010)                                                            23,074,160      23,116,317
   Preferred stock (5,000,000 shares authorized, 20,625 issued and
      outstanding as of December 31, 2009 and December 31, 2010)                       800,250         800,250
   Accumulated deficit                                                             (13,251,559)    (13,031,928)
                                                                                  ------------    ------------
                Total stockholders' equity                                          10,622,851      10,884,639
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 16,682,517    $ 16,894,779
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                           Year Ended December 31,
                                                               -------------------------------------------
                                                                       2008            2009           2010
                                                               ------------    ------------   ------------
Royalties and fees                                             $  7,561,440    $  6,949,192   $  6,725,769
Administrative fees and other                                        48,084          63,503         40,312
Restaurant revenue                                                1,432,435         536,885        505,022
                                                               ------------    ------------   ------------
                Total revenue                                     9,041,959       7,549,580      7,271,103

Operating expenses:
     Salaries and wages                                           1,366,861       1,057,675        970,652
     Trade show expense                                             488,012         309,827        301,940
     Travel expense                                                 386,018         134,350        157,973
     Sales commissions                                               62,960           3,627           --
     Other operating expenses                                       880,464         741,749        719,316
     Restaurant expenses                                          1,369,139         496,614        501,976
Depreciation and amortization                                        91,736          78,777         66,578
General and administrative                                        1,624,022       1,485,356      1,610,123
                                                               ------------    ------------   ------------
              Operating income                                    2,772,747       3,241,605      2,942,545

Interest and other expense                                          616,333         466,944        440,512
                                                               ------------    ------------   ------------
         Income before income taxes from
                   continuing operations                          2,156,414       2,774,661      2,502,033

Income tax expense                                                  733,180       1,099,044        991,056
                                                               ------------    ------------   ------------
         Net income from continuing operations                    1,423,234       1,675,617      1,510,977

Loss from discontinued operations net of tax benefit
    of  $2,508,433 for 2008 and $787,520 for 2010                (3,824,397)           --       (1,200,664)
                                                               ------------    ------------   ------------
          Net income (loss)                                      (2,401,163)      1,675,617        310,313
Cumulative preferred dividends                                       66,181          66,000         90,682
                                                               ------------    ------------   ------------
          Net  income (loss) available to common
             stockholders                                      $ (2,467,344)   $  1,609,617   $    219,631
                                                               ============    ============   ============

Earnings per share - basic:
    Net income from continuing operations                      $        .07    $        .09   $        .08
    Net loss from discontinued operations net of tax
       benefit                                                 $       (.20)   $       --     $       (.06)
    Net income (loss)                                          $       (.13)   $        .09   $        .02
    Net income (loss) available to common
       stockholders                                            $       (.13)   $        .08   $        .01
Weighted average number of common shares
    outstanding                                                  19,213,522      19,412,499     19,414,367

Diluted earnings per share:
    Net income from continuing operations                      $        .07    $        .08   $        .08
    Net loss from discontinued operations net of tax benefit   $       (.19)   $       --     $       (.06)
    Net income (loss)                                          $       (.12)   $        .08   $        .02
Weighted average number of common shares
    outstanding                                                  20,147,150      19,950,027     20,094,961

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                    Preferred            Common Stock             Accumulated
                                        Stock          Shares          Amount         Deficit          Total
                                 ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2007     $    800,250      19,187,499    $ 22,905,618   $(12,393,832)   $ 11,312,036

2008 net loss                                                                     (2,401,163)     (2,401,163)

Cumulative preferred dividends                                                       (66,181)        (66,181)

Exercise of stock options                              15,000          12,450                         12,450

Amortization of value of
    stock options                                                      52,682                         52,682

Exercise of warrants from
    previous debt holders                              10,000          12,500                         12,500

Issuance of common stock                              200,000          40,000                         40,000
                                 ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2008     $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

2009 net income                                                                    1,675,617       1,675,617

Cumulative preferred dividends                                                       (66,000)        (66,000)

Amortization of value of
    stock options                                                      50,910                         50,910
                                 ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2009     $    800,250      19,412,499    $ 23,074,160   $(13,251,559)   $ 10,622,851

2010 net income                                                                      310,313         310,313

Cumulative preferred dividends                                                       (90,682)        (90,682)

Amortization of value of
    stock options                                                      42,157                         42,157

Cashless exercise of warrants                           6,818
                                 ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2010     $    800,250      19,419,317    $ 23,116,317   $(13,031,928)   $ 10,884,639
                                 ============    ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                           Year ended December 31,
                                                                  -----------------------------------------
OPERATING ACTIVITIES                                                     2008           2009           2010
                                                                  -----------    -----------    -----------
     Net income (loss)                                            $(2,401,163)   $ 1,675,617    $   310,313
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                               183,225        179,185        158,293
          Non-cash expense from loss on discontinued operations     2,220,023           --          187,330
          Deferred income taxes                                       733,180      1,099,044        991,056
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                       (40,591)      (315,597)        94,846
                  Inventories                                           6,337         (4,713)       (77,907)
                  Prepaid expenses                                    (49,363)       (19,757)         6,075
                  Other assets                                         88,673       (419,332)      (561,952)
             Increase (decrease) in:
                 Accounts payable and accrued expenses               (158,020)       (81,451)       219,654
                                                                  -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                       582,301      2,112,996      1,327,708
                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (16,778)       (45,211)        (5,738)
     Assets held for resale                                            (2,040)          (837)        (2,751)
                                                                  -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                    (18,818)       (46,048)        (8,489)
                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations           (2,501,682)      (652,522)      (933,809)
     Payment of cumulative preferred dividends                        (66,181)       (66,000)       (90,682)
     Payment of principal on outstanding debt                      (1,500,000)    (1,500,000)    (1,125,000)
     Payment received on long-term notes receivable                   133,736         33,810          8,612
     Proceeds from issuance of long-term debt, net of debt
         issue costs                                                2,964,455           --             --
     Proceeds from issuance of note to officer                           --             --          825,500
     Proceeds from the exercise of stock options and warrants          24,950           --             --
                                                                  -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                  (944,722)    (2,184,712)    (1,315,379)
                                                                  -----------    -----------    -----------

Increase (decrease) in cash                                          (381,239)      (117,764)         3,840
Cash at beginning of year                                             832,207        450,968        333,204
                                                                  -----------    -----------    -----------
Cash at end of year                                               $   450,968    $   333,204    $   337,044
                                                                  ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2010, a warrant to purchase 50,000 shares at $.95 per share was exercised pursuant to the cashless exercise provision of the warrant and the holders received 6,818 shares of common stock.


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

Advertising Costs: The Company records advertising costs consistent with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Other Expense topic and Advertising Costs subtopic. This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures: The Fair Value Measurements and Disclosures topic of the FASB's ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The new guideline required a phase-in approach:
(1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2009 or 2010 consolidated financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

     o Level 1: Quoted market prices in active markets for identical assets or liabilities.

     o Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
     o    Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2009 and 2010, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs. The carrying value for this liability approximates its fair value, and is not material the Company's 2009 or 2010 consolidated financial statements.

Fair Value of Financial Instruments: The Company's current bank borrowings are at a monthly variable rate tied to LIBOR. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $1.875 million as of March 1, 2011), at an annual interest rate of 8.2%.

The Company's swap is a derivative instrument that is designated as cash flow hedge because the swap provides a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap is accounted for as adjustments to interest expense. The financial liability was not material to the Company's 2009 or 2010 consolidated financial statements. There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $438,236 with accumulated amortization at December 31, 2008 of $207,243, December 31, 2009 of $256,742 and December 31, 2010 of $306,241.

Royalties, Administrative and Franchise Fees: Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised or licensed restaurants. Fees from the retail products in grocery stores are recognized monthly based on the distributors' sale of those retail products to the grocery stores. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed. Area development fees, since they are fully earned and non-refundable when received, are recognized as income when received.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by ASC Exit or Disposal Cost Obligations topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2010, the net operating loss carry-forward was approximately $27 million which expires between the years 2012 and 2028. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next twelve months, or that would not sustain an examination by applicable taxing authorities. The Company's policy is to recognize penalties and interest as incurred in its statement of operations, which were none for the years ended December 31, 2008, 2009 and 2010. The Company's federal and various state income tax returns for 2007 through 2010 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2008:

                                                              Income           Shares    Per Share
                                                          (Numerator)   (Denominator)       Amount
                                                          -----------   -------------    ---------
         Net loss                                       $ (2,401,163)
         Less preferred stock dividends                      (66,181)
                                                        ------------

         Loss per share - basic
         Loss available to common
             stockholders                                 (2,467,344)      19,213,522      $ (.13)

         Effect of dilutive securities
             Warrants                                             --          230,660
             Options                                              --          336,302
             Convertible preferred stock                      66,181          366,666
                                                        ------------       ----------

         Diluted loss per share
         Loss available to common stockholders
             and assumed conversions                    $(2,401,163)       20,147,150      $ (.12)

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2009:

                                                              Income           Shares    Per Share
                                                          (Numerator)   (Denominator)       Amount
                                                          -----------   -------------    ---------
         Net income                                     $  1,675,617
         Less preferred stock dividends                      (66,000)

         Earnings per share - basic
         Income available to common
             stockholders                                  1,609,617       19,412,499      $  .08
         Effect of dilutive securities
             Warrants                                             --               --
             Options                                              --          170,862
             Convertible preferred stock                      66,000          366,666
                                                        ------------       ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $  1,675,617       19,950,027      $  .08

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2010:

                                                              Income           Shares    Per Share
                                                          (Numerator)   (Denominator)       Amount
                                                          -----------   -------------    ---------
         Net income                                     $    310,313
         Less preferred stock dividends                      (90,682)

         Earnings per share - basic
         Income available to common
             stockholders                                    219,631       19,414,367      $  .01
         Effect of dilutive securities
             Options                                              --          313,928
             Convertible preferred stock                      90,682          366,666
                                                        ------------       ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $    310,313       20,094,961      $  .02


Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K. There were no subsequent events that required recognition or disclosure, except for a loan amendment (Note 3), officer loan (Note 3), issuance of stock options (Note 7) and warrants surrendered (Note 7).

Note 2:  Accounts and Notes Receivable

At December 31, 2009 and 2010, the carrying value of the Company's accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2009 and 2010 will be collected.

Note 3:  Notes Payable

In conjunction with a Settlement Agreement with SummitBridge National Investments, LLC and related entities, Noble Roman's obtained a new six-year term loan, in August 2005, in the principal amount of $9,000,000 requiring principal payments of $125,000 per month plus interest at the rate of LIBOR plus 4% per annum adjusted on a monthly basis. On February 4, 2008, the Company entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank N.A., that amended the existing Loan Agreement between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3.0 million to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. On November 9, 2010, the Company entered into a Second Amendment to the loan (the "Second Amendment") with Wells Fargo that amended the existing loan agreement between the Company and Wells Fargo. Pursuant to the Second Amendment, Wells Fargo agreed to defer principal payments on the outstanding Note payable to the bank for the months of October through December 2010 and increased the rate from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. On March 10, 2011, the Company executed a Third Amendment to the loan agreement (the "Third Amendment") with Wells Fargo Bank reducing the principal payments on the Note to $25,000 per month for March and April 2011 and increasing principal payments from $125,000 per month for the months of July 1, 2011 through September 1, 2011 to $200,000 per month and for October 1, 2011 and November 1, 2011 increasing the principal payments to $225,000 per month and for December 1, 2011 increase the principal payment to $275,000. The unpaid balance on the Note as of December 31, 2010 was $4,500,000. Interest paid on this Note was $310,582 in 2010, $408,735 in 2009 and $569,523 in 2008. The Note's principal amortization is as follows: $1.875 million in 2011, $1.5 million in 2012 and $1.125 million in 2013. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as a prohibition on the payment of dividends, all as defined in the Loan Agreement. The difference between interest from the swap contract compared to interest expense on the term loan was a loss of $62,698, $128,559 and $104,719 for the years ended December 31, 2008, 2009 and 2010, respectively.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, advanced a total of $825,500 to the Company to help fund $1,125,000 in principal payments due under its bank loan and $933,809 in payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10. On December 23, 2010, the amounts advanced to the Company were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $855,821. In addition, the note was amended to increase the principal amount by $50,000 to $905,821 as a result of an additional loan in January 2011. The note provides for interest to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on August 1, 2011 and on the first day of each calendar month thereafter up to and including March 1, 2012 in the amount of $100,000 per month, however the Third Amendment states these payments cannot commence until the deferred payments to the bank are paid. The remaining outstanding principal and accrued interest is due to be paid on April 1, 2012.

Note 4:  Royalties and Fees

Approximately $353,500, $203,450 and $266,500 are included in the 2008, 2009 and 2010, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees. In addition, the Consolidated Statements of Operations reflect approximately $104,825, $0 and $0 in 2008, 2009 and 2010, respectively, of royalties and fees for the sale of area development agreements. Also included in royalties and fees were approximately $397,200, $38,509 and $110,113 in 2008, 2009 and 2010, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 834 franchised or licensed outlets in operation on December 31, 2009 and 1,112 on December 31, 2010. During that twelve-month period there were 314 new franchised or licensed outlets opened and 36 franchised or licensed outlets left the system, 17 of which reached the end of their franchise agreement term and 19 of which ceased operation for other reasons.

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. At December 31, 2010, contingent obligations under non-cancelable operating leases for 2011, 2012, 2013, 2014, 2015 and after 2015 were approximately $88,863, $89,763, $90,663, $91,563, $71,343 and $24,875,
respectively.

The Company has future obligations under current operating leases of $970,614 as follows: due in less than one year $199,851, due in one to three years $424,407, due in three to five years $333,107 and due in more than five years $13,250.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $11,754,094 at December 31, 2009 and $11,550,558 at December 31, 2010, which expires between the years 2012 and 2028. In 2008, 2009 and 2010, the Company used deferred benefits to offset its tax expense of $733,180, $1,099,044 and

$991,056, respectively, and tax benefits from loss on discontinued operations of $2,508,433 in 2008 and $787,520 in 2010. The Company reduced its valuation allowance in 2008 by $120,975 and reflected that reduction in the discontinued operations. As a result of the tax credits, the Company did not pay any income taxes in 2008, 2009 and 2010. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

During 2008, certain warrant holders exercised their warrants to purchase 10,000 shares of common stock and an employee exercised his option to purchase 15,000 shares of common stock.

During 2010, certain warrant holders with warrants for the purchase of 50,000 shares exercised, pursuant to the cashless exercise provision of the warrants and received 6,818 shares of common stock.

On December 31, 2009 and December 31, 2010, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000, which, at the option of the holder may be converted to common stock at a conversion price of $2.25 per share. The preferred stock provides for cumulative dividends of 8% per annum through December 31, 2009 and thereafter at a rate of 12% per annum on the liquidation value. The Company, at its option, may redeem the Series B Preferred Stock at the liquidation value.

At December 31, 2010 the Company had outstanding warrants to purchase common stock as follows, however, all of these warrants were surrendered by the holders on January 25, 2011:

   # Common Shares Represented       Exercise Price      Warrant Expiration Date
   ---------------------------       --------------      -----------------------
            1,000,000                     $ .93                 6/30/2011
              600,000                       .93                 1/24/2011

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2010, the Company had the following employee stock options outstanding:

                 # Common Shares
                   Represented                Exercise Price
                   -----------                --------------
                        40,000                  $    .55
                        46,000                       .83
                        20,000                      1.10
                        58,500                      2.30
                       445,000                       .36
                       491,000                       .95

As of December 31, 2010, options for 164,500 shares were exercisable. On January 25, 2011, the Company granted additional options representing 1,800,000 common shares at a exercise price of $1.05 per share.

The Company adopted the modified prospective method of adoption, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options were granted in 2009. The following assumptions were used for grants in 2008 and 2010:

Expected volatility                 30%
Expected dividend yield             None
Expected term (in years)            5
Risk-free interest rate             3.56%

The following table sets forth the number of options outstanding as of December 31, 2008, 2009 and 2010 and the number of options granted, exercised or forfeited during the years ended December 31, 2008, December 31, 2009 and December 31, 2010:

  Balance of employee stock options outstanding as of 12/31/07                   200,250
              Stock options granted during the year ended 12/31/08               485,000
              Stock options exercised during the year ended 12/31/08            (15,000)
              Stock options forfeited during the year ended 12/31/08            (20,000)
  Balance of employee stock options outstanding as of 12/31/08                   650,250
              Stock options granted during the year ended 12/31/09                     0
              Stock options exercised during the year ended 12/31/09                   0
              Stock options forfeited during the year ended 12/31/09            (20,000)
  Balance of employee stock options outstanding as of 12/31/09                   630,250
              Stock options granted during the year ended 12/31/10               491,000
              Stock options exercised during the year ended 12/31/10                   0
              Stock options forfeited during the year ended 12/31/10            (20,750)
  Balance of employee stock options outstanding as of 12/31/10                 1,100,500

The following table sets forth the number of non-vested options outstanding as of December 31, 2008, 2009 and 2010, and the number of stock options granted, vested and forfeited during the years ended December 31, 2008, December 31, 2009 and December 31, 2010.

  Balance of employee non-vested stock options outstanding as of 12/31/07         78,500
              Stock options granted during the year ended 12/31/08               485,000
              Stock options vested during the year ended 12/31/08                      0
              Stock options forfeited during the year ended 12/31/08            (20,000)
  Balance of employee non-vested stock options outstanding as of 12/31/08        543,500
              Stock options granted during the year ended 12/31/09                     0
              Stock options vested during the year ended 12/31/09               (78,500)
              Stock options forfeited during the year ended 12/31/09            (20,000)
  Balance of employee non-vested stock options outstanding as of 12/31/09        445,000
              Stock options granted during the year ended 12/31/10               491,000
              Stock options vested during the year ended 12/31/10                      0
              Stock options forfeited during the year ended 12/31/10                   0
  Balance of employee non-vested stock options outstanding as of 12/31/10        936,000

During 2010, employee stock options were granted for 491,000 shares, none were exercised and 20,750 shares expired with an exercise price of $1.45 per share. At December 31, 2010, the weighted average grant date fair value of non-vested options was $.67 per share and the weighted average grant date fair value of vested options was $1.32 per share. The weighted average grant date fair value of employee stock options granted during 2008 was $.36 per share, during 2009 was zero and during 2010 was $.95. Total compensation cost recognized for share-based payment arrangements was $52,682 with a tax benefit of $17,911 in 2008, $50,910 with a tax benefit of $20,165 in 2009, and $42,157 with a tax benefit of $16,698 in 2010. As of December 31, 2010, total compensation cost related to non-vested options was $47,344, which will be recognized as compensation cost over the next 30 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company's Consolidated Statements of Operations or its Consolidated Balance Sheets.

Note 9:  Loss from Discontinued Operations

The Company had a loss on discontinued operations of $3.8 million in 2008. The Company has elected to focus its efforts on non-traditional franchises. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. The Company, in December 2008, made the decision to discontinue that business and charged off or dramatically lowered the carrying value of all assets related to the traditional restaurants and accrued estimated future expenses including an estimate for legal espenses related to the Heyser lawsuit as explained Note 10 related thereto. The ongoing right to receive passive income in the form of royalties is not a part of the discontinued segment. The Company had no loss from discontinued operations in 2009. In 2010, the Company reported a loss from discontinued operations of $1,200,664. In 2008, the Company accured for estimated costs to defend the Heyser lawsuit described in Note 10, however, that estimate was insufficient and an additional accrual was required. Additionally, in reviewing accounts receivable, various receivables which originated in 2007 and 2008 relating to the operations that were discontinued were determined to be doubtful of collection, therefore, charged to loss on discontinued operations.

Note 10:  Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs on their fraud claims. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. The Company's counter-claims against the Plaintiffs for breach of contract remain pending.

The Complaint was originally filed against the Company and certain of its officers and certain institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. Initially there were approximately 14 groups of franchisee-Plaintiffs. Since the inception of the lawsuit, the Court has dismissed the claims against the institutional lenders. In addition, one group of franchisee-Plaintiffs voluntarily dismissed its claims against the Company and the Court held another group of franchisee-Plaintiffs in contempt and dismissed its claims with prejudice.

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs sought compensatory and punitive damages in addition to court costs and/or prejudgment interest. The Plaintiffs that remained in the case, following the voluntary and involuntary dismissals described above, claimed actual damages in the amount of $5.1 million.

The Company filed counter-claims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counter-claims and obtain and execute on any judgments against all counter-claim Defendants.

In addition to the above actual fraud claims, one group of franchisee-Plaintiffs asserted a separate claim under the Indiana Franchise Act. The Court's December 23, 2010 Order denied the Company's motion for summary judgment as to the Indiana Franchise Act claim finding the existence of a genuine issue of material fact and rendered no opinion on the merits of this claim. The Company denies liability on this claim and will continue to vigorously prosecute its defenses against this claim.

The Plaintiffs have filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The Company has opposed that motion and a ruling by the Court remains pending.

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

Douglas Coape-Arnold was paid $79,200 in consulting fees in 2008, $62,400 in consulting fees in 2009 and $62,400 in consulting fees in 2010.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned a total of $825,500 to the Company to help fund $1,125,000 in principal payments due under its bank loan and $933,809 in payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10. On December 23, 2010, the amounts advanced to the Company were consolidated, along with accrued interest at 8% per annum, in a promissory note in the amount of $855,821. In addition, the note was amended to increase the principal amount by $50,000 to $905,821 as a result of an additional loan in January 2011. The note provides for interest to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on August 1, 2011 and on the first day of each calendar month thereafter up to and including March 1, 2012 in the amount of $100,000 per month, however the third amended loan agreement states these payments cannot commence until the deferred payments to the bank are paid. The remaining outstanding principal and accrued interest is due to be paid on April 1, 2012.

Note 12:  Unaudited Quarterly Financial Information

                                                               Quarter Ended
                                                               -------------
        2010                              December 31    September 30     June 30       March 31
        ----                              -----------    ------------     -------       --------
                                                 (in thousands, except per share data)
Total revenue                               $ 1,831        $ 1,853        $ 1,832       $ 1,755
Operating income                                728            788            735           692
Net Income  before income taxes from
    continuing operations                       626            673            621           582
Net income from continuing operations           378            407            374           352
Loss from discontinued operations              (266)          (935)          --            --
Net income (loss)                               112           (528)           374           352
Net income from continuing operations
    per common share
        Basic                               $   .02        $   .02        $   .02       $   .02
        Diluted                                 .02            .02            .02           .02
Net income (loss) per common share
        Basic                                   .01           (.03)           .02           .02
        Diluted                                 .01           (.03)           .02           .02

                                                               Quarter Ended
                                                               -------------
        2009                              December 31    September 30     June 30       March 31
        ----                              -----------    ------------     -------       --------
                                                 (in thousands, except per share data)

Total revenue                               $1,822       $1,934       $1,903       $1,891
Operating income                               751          876          805          810
Income  before income taxes                    637          760          688          690
Net income                                     385          460          415          416
Net income per common share

        Basic                               $  .02       $  .02       $  .02       $  .02
        Diluted                                .02          .02          .02          .02

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of NOBLE ROMAN'S, INC. AND SUBSIDIARIES
Indianapolis, Indiana



We have audited the accompanying consolidated balance sheets of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
March 15, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
          CORPORATE GOVERNANCE

Information concerning this item is included under captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our Proxy Statement for our 2011 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the caption "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2011 Proxy Statement and is incorporate herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption "Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement and is incorporate herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption "Corporate Governance" in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information concerning this item is included under the caption "Independent Auditors' Fees" in the 2011 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Noble
         Roman's, Inc. and Subsidiaries are included in Item 8:

                                                                                           Page
                                                                                           ----
         Consolidated Balance Sheets - December 31, 2009 and 2010                            25

         Consolidated Statements of Operations - years ended December 31, 2008, 2009
         and 2010                                                                            26

         Consolidated Statements of Changes in Stockholders' Equity - years
         ended December 31, 2008, 2009 and 2010                                              27

         Consolidated Statements of Cash Flows - years ended December 31, 2008, 2009
         and 2010                                                                            28

         Notes to Consolidated Financial Statements                                          29

         Report of Independent Registered Accounting Firm. - Somerset CPAs, P.C.             41

         Exhibits

          Exhibit
          Number                                               Description
          ------                                               -----------

            3.1 Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant's Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

            3.2 Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant's Form 8-K filed December 23, 2009, is incorporated herein by reference.

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

           10.1 Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

           10.2 Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

           10.9 Second Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated November 10, 2010 filed as Exhibit 10.7 to the Registrants current report on Form 10-Q filed on November 10, 2010, is incoporated herein by reference.

           10.10 Third Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated March 10, 2011 filed as Exhibit 10.10 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2010 is incoporated herein by reference.

           10.11 Promissory Note to Paul Mobley dated November 1, 2010 filed as Exhibit 10.8 to the Registrants current report on Form 10-Q filed November 10,2010, is incorporated herein by reference.

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


                                     NOBLE ROMAN'S, INC.


 Date:    March 15, 2011             By: /s/ Paul W. Mobley
                                         ---------------------------------------
                                     Paul W. Mobley, Chief Executive Officer and
                                     Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 15, 2011                      /s/  Paul W. Mobley
                                             -----------------------------------
                                             Paul W. Mobley
                                             Chairman of the Board and Director


Date:    March 15, 2011                      /s/  A. Scott Mobley
                                             -----------------------------------
                                             A. Scott Mobley
                                             President and Director


Date:    March 15, 2011                      /s/  Douglas H. Coape-Arnold
                                             -----------------------------------
                                             Douglas H. Coape-Arnold
                                             Director

Date:    March 15, 2011                      /s/  Jeffrey R. Gaither
                                             -----------------------------------
                                             Jeffrey R. Gaither
                                             Director


Date:    March 15, 2011
                                             -----------------------------------
                                             James F. Basili
                                             Director