Form 10-Q
period 2011-03-31
NOBLE ROMANS INC
filed 2011-05-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

As of May 6, 2011, there were 19,469,317 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2010
            and March 31, 2011 (unaudited)                                Page 3

         Condensed consolidated statements of operations for the
            three months ended March 31, 2010 and 2011 (unaudited)        Page 4

         Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2011 (unaudited) Page 5

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 2010 and 2011  (unaudited)       Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                    Assets                                        December 31,      March 31,
                                                                                      2010            2011
                                                                                  ------------    ------------
Current assets:
   Cash                                                                           $    337,044    $    242,166
   Accounts and notes receivable - net                                                 920,304         961,214
   Inventories                                                                         316,913         331,367
   Assets held for resale                                                              246,278         247,681
   Prepaid expenses                                                                    235,778         301,916
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,456,317       3,484,344
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,139,050       1,142,425
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,151,333       1,154,708
   Less accumulated depreciation and amortization                                      784,282         800,511
                                                                                  ------------    ------------
          Net property and equipment                                                   367,051         354,197
Deferred tax asset (net of current portion)                                         10,150,558       9,909,176
Other assets including long-term portion of notes receivable                         2,920,853       3,190,633
                                                                                  ------------    ------------
                      Total assets                                                $ 16,894,779    $ 16,938,350
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                              $  1,875,000    $  1,975,000
   Current portion of  long-term note payable to officer                                  --           300,000
   Accounts payable and accrued expenses                                               654,319         531,059
                                                                                  ------------    ------------
                Total current liabilities                                            2,529,319       2,806,059
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                     2,625,000       2,250,000
   Note payable to officer (net of current portion)                                    855,821         605,821
                                                                                  ------------    ------------
               Total long-term liabilities                                           3,480,821       2,855,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,419,317 issued and outstanding as of December 31, 2010 and 19,469,317 as of
       March 31, 2011)                                                              23,116,317      23,165,089
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2010 and March 31, 2011)                         800,250         800,250
   Accumulated deficit                                                             (13,031,928)    (12,688,869)
                                                                                  ------------    ------------
                Total stockholders' equity                                          10,884,639      11,276,470
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 16,894,779    $ 16,938,350
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                          March  31,
                                                   -------------------------
                                                       2010         2011
                                                   -----------   -----------
Royalties and fees                                 $ 1,635,656   $ 1,674,788
Administrative fees and other                            6,250         8,377
Restaurant revenue                                     113,226       118,852
                                                   -----------   -----------
               Total revenue                         1,755,132     1,802,017

Operating expenses:
     Salaries and wages                                240,388       237,644
     Trade show expense                                 75,139        90,000
     Travel expense                                     36,239        46,885
     Other operating expenses                          190,515       178,942
     Restaurant expenses                               111,749       118,564
Depreciation and amortization                           14,574        13,549
General and administrative                             394,804       408,388
                                                   -----------   -----------
              Total expenses                         1,063,406     1,093,972
                                                   -----------   -----------
              Operating income                         691,725       708,045

Interest and other expense                             109,399        98,652
                                                   -----------   -----------
              Income before income taxes               582,326       609,393

Income tax expense                                     230,659       241,381
                                                   -----------   -----------
              Net income                               351,667       368,012

              Cumulative preferred dividends            16,636        24,953
                                                   -----------   -----------

              Net income available to common
                   stockholders                    $   335,031   $   343,059
                                                   ===========   ===========


Earnings per share - basic:
     Net income                                    $       .02   $       .02
     Net income available to common stockholders           .02           .02
Weighted average number of common shares
      outstanding                                   19,412,499    19,422,650


Diluted earnings per share:
     Net income                                    $       .02   $       .02
Weighted average number of common shares
     outstanding                                    20,036,415    20,118,211

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                                             Common Stock
                                           Preferred                                 Accumulated
                                             Stock       Shares          Amount        Deficit         Total
                                           ---------    ----------    -----------   ------------    -----------
Balance at December 31, 2010               $ 800,250    19,419,317    $23,116,317   $(13,031,928)   $10,884,639

Net income for three months ended
    March 31, 2011                                                                       368,012        368,012

Cumulative preferred
    dividends                                                                            (24,953)       (24,953)

Exercise of employee stock options                          50,000         18,000                        18,000

Amortization of value of employee
    stock options                                                          30,772                        30,772
                                           ---------    ----------    -----------   ------------    -----------

Balance at March 31, 2011                  $ 800,250    19,469,317    $23,165,089   $(12,688,869)   $11,276,470
                                           =========    ==========    ===========   ============    ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                                2010         2011
                                                             ---------    ---------
OPERATING ACTIVITIES
     Net income                                              $ 351,667    $ 368,012
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                     23,257       64,925
              Deferred income taxes                            230,659      241,381
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable           (196,174)     (27,081)
                      Inventories                                1,453      (14,454)
                      Prepaid expenses                         (99,228)     (80,169)
                      Other assets                            (167,496)    (293,988)
                Increase in:
                     Accounts payable and accrued expenses      31,699       21,578
                                                             ---------    ---------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES      175,839      280,204
                                                             ---------    ---------


INVESTING ACTIVITIES
     Purchase of property and equipment                         (2,395)      (3,375)
     Investment in assets held for sale                           --         (1,403)
                                                             ---------    ---------
              NET CASH USED IN INVESTING ACTIVITIES             (2,395)      (4,778)
                                                             ---------    ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations       (81,906)    (142,158)
     Payment of cumulative preferred dividends                 (16,636)     (24,953)
     Payment of principal on outstanding debt                 (375,000)    (275,000)
     Proceeds from the exercise of employee stock options         --         18,000
     Principal payment received on notes receivable               --          3,807
     Proceeds from officer loan                                270,000       50,000
                                                             ---------    ---------
              NET CASH USED IN FINANCING ACTIVITIES           (203,541)    (370,304)
                                                             ---------    ---------


Decrease in cash                                               (30,096)     (94,878)
Cash at beginning of period                                    333,204      337,044
                                                             ---------    ---------
Cash at end of period                                        $ 303,108    $ 242,166
                                                             =========    =========

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                       $  84,080    $  86,773

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 - Royalties and fees include $64,000 and $52,500 for the three-month periods ended March 31, 2010 and 2011, respectively, of initial franchise fees. Royalties and fees included $59,684 and $10,125 for the three-month periods ended March 31, 2010 and 2011, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,511,972 and $1,612,163 for the three-month periods ended March 31, 2010 and 2011, respectively. This increase resulted from an increase from non-traditional franchises, other than grocery stores, as a result of same store revenues increasing, partially offset by four fewer locations, in the amount of $55,228 and an increase in ongoing royalties and fees from the grocery store take-n-bake additions in the amount of $238,222 and these increases were partially offset by a decrease in royalties and fees from traditional locations in the approximate amount of $193,259. The Company has no material amount of past due royalties.

There were 1,112 outlets in operation on December 31, 2010 and 1,213 outlets in operation on March 31, 2011. During the three-month period ended March 31, 2011, there were 106 new outlets opened and 5 outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2010:

                                                     Income            Shares      Per-Share
                                                     ------            ------       Amount
                                                   (Numerator)     (Denominator)   ---------
         Net income                                 $ 351,667        19,412,499     $  .02
         Less preferred stock dividends               (16,636)
                                                    ---------

         Earnings per share - basic
         Income available to common stockholders      335,031                          .02

         Effect of dilutive securities
             Options                                                    257,250
             Convertible preferred stock               16,636           366,666
                                                    ---------        ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                $ 351,667        20,036,415     $  .02


The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2011:

                                                     Income            Shares      Per-Share
                                                     ------            ------       Amount
                                                   (Numerator)     (Denominator)   ---------
         Net income                                 $ 368,012        19,422,650     $  .02
         Less preferred stock dividends               (24,953)
                                                    ---------

         Earnings per share - basic
         Income available to common stockholders      343,059                          .02

         Effect of dilutive securities
             Options                                                    328,895
             Convertible preferred stock               24,953           366,666
                                                    ---------        ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                $ 368,012        20,118,211     $  .02

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

The Company sells and services franchises and licenses for non-traditional and stand-alone foodservice operations under the trade names "Noble Roman's Pizza", "Tuscano's Italian Style Subs", "Noble Roman's Bistro", "Noble Roman's Take-N-Bake" and "Tuscano's Grab-N-Go Subs". The Company believes the attributes of these concepts include high quality products, simple operating systems, labor minimizing operations, attractive food costs and overall affordability.

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

The Company carefully developed nearly all of its menu items to be delivered in a ready-to-use form requiring only on-site assembly and baking. The ingredients for these menu items are manufactured by third-party vendors and distributed by unrelated distributors who deliver throughout much of the continental United States. We believe this process results in products that are great tasting, quality consistent, easy to assemble and relatively low in food cost and that require relatively low amounts of labor.

Noble Roman's Take-N-Bake Pizza
-------------------------------

In September 2009, the Company introduced a take-n-bake version of its pizza as an addition to its menu offerings. The Company uses the same high-quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modifications to portioning for increased home baking performance. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery stores. Since adding this component in September 2009, the Company has signed agreements for 630 grocery store locations to operate the take-n-bake pizza program. The Company is also in discussions with several other grocery store owners. The Company expects the number of grocery store locations operating the take-n-take program to increase substantially over the remainder of the year. The take-n-bake program has also been integrated into the operations of several existing convenience store franchises, generating significant add-on sales, and is now being offered to all convenience store franchisees. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise agreement.

To supplement the take-n-bake pizza offering, at the beginning of 2011, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and make a great complement to the take-n-bake program. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. In addition to being a complement to the take-n-bake program, these five products are being offered to all grocery stores and, unlike the take-n-bake program which requires a supply agreement to help control quality because the pizzas are assembled in the grocery store deli departments, these products require no agreement.

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

The Company also has a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has been integrated into the operations of several existing locations, generating add-on sales.

The Company offers new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-branded franchise or license. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Grab-N-Go Subs franchises at less than 50% of the investment cost compared to the previous offering.

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

As a result of the Company's major focus being on non-traditional franchising and licensing, its requirements for overhead and operating cost are significantly less than if it were focusing on traditional franchising. In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes. This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees or licensees and as a stand-alone offering for grocery stores. Since September 2009 when the Company started offering take-n-bake pizza to grocery store chains through May 4, 2011, the Company has signed agreements with 630 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in 488 locations. The Company is in discussions with several other grocery store owners. To supplement the take-n-bake pizza offering, at the beginning of 2011, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and make a great complement to the take-n-bake program. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. In addition to being a complement to the take-n-bake program, these five products are being offered to all grocery stores and, unlike the take-n-bake program which requires a supply agreement to help control quality because the pizzas are assembled in the grocery store deli departments, these products require no agreement.

In an attempt to accelerate the growth of take-n-bake pizza in grocery stores, the Company has been focusing on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributor's current customer base. On July 19, 2010, the Company signed an agreement with a grocery store distributor headquartered in California and we now have 163 take-n-bake agreements with their customers. On October 13, 2010, the Company signed an agreement with a grocery store distributor in Wisconsin, however, they did not stock their warehouse until February 1, 2011. The Company now has 25 take-n-bake agreements with their customers. On January 13, 2011, the Company signed an agreement with a grocery store distributor headquartered in Connecticut. The Company now has 61 take-n-bake locations with their customers.

On March 28, 2011, the Company signed an agreement with a grocery store distributor in Oklahoma. The Company now has 66 take-n-bake agreements with their customers. On March 30, 2011, the Company signed an agreement with a grocery store distributor in Utah. The Company now has 16 take-n-bake agreements with their customers. On April 12, 2011, the Company signed an agreement with a grocery store distributor in Pennsylvania, however, they will not be stocking their warehouse until the end of May 2011. The Company is currently in discussion with a number of other grocery store distributors and expects to sign agreements with some of them in the next few weeks.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended March 31, 2010 and 2011, respectively.

                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                       2010           2011
                                       ----           ----
Royalties and fees                     93.2 %         92.9 %
Administrative fees and other            .4             .5
Restaurant revenue                      6.4            6.6
                                      -----          -----
     Total revenue                    100.0 %        100.0 %

Operating expenses:
     Salaries and wages                13.7           13.1
     Trade show expense                 4.3            5.0
     Travel expense                     2.1            2.6
     Other operating expense           10.9            9.9
     Restaurant expenses                6.3            6.6
Depreciation and amortization            .8             .8
General and administrative             22.5           22.7
                                      -----          -----
     Total expenses                    60.6           60.7
                                      -----          -----
     Operating income                  39.4 %         39.3 %

Interest and other expense              6.2            5.5
                                      -----          -----
     Income before income taxes        33.2 %         33.8 %

Income tax expense                     13.2           13.4
                                      -----          -----
     Net income                        20.0 %         20.4 %
                                      =====          =====


Results of Operations
---------------------

Total revenue increased from $1,755,132 to $1,802,017 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. One-time fees, franchisee fees and equipment commissions decreased during this period from $123,684 in the first quarter 2010 to $62,625 in the first quarter of 2011. Ongoing royalties and fees increased from $1,511,972 to $1,609,163 for the three-month period ended March 31, 2010 and March 31, 2011, respectively. Of this increase, $238,222 resulted from an increase in ongoing royalties and fees from grocery store take-n-bake additions and $55,228 from an increase in ongoing royalties and fees from non-traditional franchises other than grocery stores. These increases were partially offset by a decrease in ongoing royalties and fees from traditional locations.

Restaurant revenue increased from $113,226 to $118,852 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. This increase was a result of same store sales increases.

Salaries and wages decreased from 13.7% of total revenue to 13.1% of total revenue for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. This decrease was the result of the Company's strategy to grow by concentrating its efforts on franchising and licensing non-traditional locations plus the small increase in total revenue. Actual salaries and wages decreased from $240,388 to $237,644.

Trade show expenses increased from 4.3% of total revenue to 5.0% of total revenue for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. This increase was the result of scheduling more trade shows for grocery stores. Trade show expenses were $75,139 in the three-month period ended March 31, 2010 compared to $90,000 in the corresponding period in 2011.

Travel expenses increased from 2.1% of total revenue to 2.6% of total revenue for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual travel expense increased from $36,239 to $46,885 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. These increases were the result of opening 101 take-n-bake locations in grocery stores throughout the country in the first quarter of 2011 compared to 37 locations in the corresponding period of 2010.

Other operating expenses decreased, as a percentage of total revenue, from 10.9% to 9.9% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual operating expenses decreased from $190,515 to $178,942. The reduction in operating expenses was a result of the Company's continuing efforts to control costs.

Restaurant expenses increased as a percentage of total revenue from 6.3% to 6.6% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual restaurant operating expenses increased from $111,749 to $118,564. The Company only operates two restaurants which it is uses for demonstration, training and testing purposes.

General and administrative expenses increased as a percentage of total revenue from 22.5% to 22.7% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual general and administrative expense increased from $394,804 to $408,388 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. These increases were primarily the result of additional directors' fees as a result of increasing the number of directors.

Total expenses increased as a percentage of total revenue from 60.6% to 60.7% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual expenses increased from $1,063,406 to $1,093,972 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. These increases were primarily the result of the increase in trade show expense and travel expenses due to more openings. The Company opened a total of 106 locations in the first quarter of 2011 compared to a total of 54 locations in the first quarter of 2010.

Operating income decreased as a percentage of total revenue from 39.4% to 39.3% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. Actual operating income increased from $691,725 to $708,045 for the three-month period ending March 31, 2011 compared to the corresponding period in 2010.

Interest expense decreased as a percentage of total revenue from 6.2% to 5.5% for the three-month period ended March 31, 2011 compared to the corresponding period in 2010. This decrease was primarily the result of a decrease in notes payable outstanding.

Net income increased from $351,667 to $368,012 for the three-month period ended March 31, 2011 compared to the corresponding period in 2010.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising new non-traditional locations, licensing convenience stores to add Noble Roman's to their locations pursuant to a license agreement, licensing grocery stores to sell take-n-bake pizza and to sell retail products through grocery stores. The Company has developed a licensing concept for convenience stores, take-n-bake pizza for grocery stores and other retail products to sell through grocery stores all as a means to accelerate non-traditional unit growth and as a way to increase revenue without any significant increase in expenses. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.2-to-1 on March 31, 2011 compared to 1.4-to-1 on December 31, 2010.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, made advances to the Company to help fund principal payments due under its bank loan and payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 4 to the accompanying unaudited condensed consolidated financial statements in this report and in Note 10 of the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2010. The Company issued a note in the principal amount of $905,821 to reflect the advances. The note provides for interest at the rate of 8% per annum to be paid monthly on the unpaid principal balance of the note beginning December 1, 2010, and continuing on the first day of each calendar month thereafter until the note is paid in full and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on August 1, 2011 and on the first day of each calendar month thereafter up to and including March 1, 2012 in the amount of $100,000 per month, however the Third Amendment (described below) provides that these payments cannot commence until the deferred payments to the bank are paid. The remaining outstanding principal and accrued interest is due to be paid on April 1, 2012.

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

In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Company's loan agreement, as amended (approximately $1.750 million as of May 6, 2011), at an annual interest rate of 8.2%.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2011, the Company had outstanding interest-bearing debt in the aggregate principal amount of $4.2 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of May 6, 2011 of $4.2 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $16 thousand over the succeeding twelve-month period.

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




                                   NOBLE ROMAN'S, INC.



Date:    May 10, 2011              By: /s/  Paul W. Mobley
                                       ---------------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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

           10.7 Second Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated November 10, 2010, filed as Exhibit 10.7 to the Registrant's current report on Form 10-Q filed on November 10, 2010, is incorporated herein by reference.

           10.8 Third Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated March 10, 2011, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

           10.9 Promissory Note payable to Paul Mobley dated November 1, 2010, filed as Exhibit 10.8 to the Registrant's current report on Form 10-Q filed on November 10, 2010, is incorporated herein by reference.

           21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

           31.1    C.E.O. and C.F.O. Certification under
                   Rule 13a-14(a)/15d-15(e).

           32.1    C.E.O. and C.F.O. Certification under Section 1350.