Form 10-Q
period 2011-06-30
NOBLE ROMANS INC
filed 2011-08-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 19,469,317 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


       Condensed consolidated balance sheets as of December 31, 2010
            and June 30, 2011 (unaudited)                                 Page 3

       Condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 (unaudited) Page 4

       Condensed consolidated statements of changes in stockholders'
            equity for the six months ended June 30, 2011 (unaudited)     Page 5

       Condensed consolidated statements of cash flows for the
            six months ended June 30, 2010 and 2011  (unaudited)          Page 6

       Notes to condensed consolidated financial statements (unaudited)   Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     Assets                             December 31,      June 30,
                                                                            2010            2011
                                                                        ------------    ------------
Current assets:
   Cash                                                                 $    337,044    $    227,145
   Accounts and notes receivable - net                                       920,304       1,150,917
   Inventories                                                               316,913         318,129
   Assets held for resale                                                    246,278         249,671
   Prepaid expenses                                                          235,778         333,068
   Deferred tax asset - current portion                                    1,400,000       1,400,000
                                                                        ------------    ------------
           Total current assets                                            3,456,317       3,678,930
                                                                        ------------    ------------

Property and equipment:
   Equipment                                                               1,139,050       1,143,246
   Leasehold improvements                                                     12,283          12,283
                                                                        ------------    ------------
                                                                           1,151,333       1,155,529
   Less accumulated depreciation and amortization                            784,282         816,740
                                                                        ------------    ------------
          Net property and equipment                                         367,051         338,789
Deferred tax asset (net of current portion)                               10,150,558       9,654,081
Other assets                                                               2,920,853       3,339,260
                                                                        ------------    ------------
                      Total assets                                      $ 16,894,779    $ 17,011,060
                                                                        ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                    $  1,875,000    $  1,925,000
   Accounts payable and accrued expenses                                     654,319         240,766
                                                                        ------------    ------------
                Total current liabilities                                  2,529,319       2,165,766
                                                                        ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                           2,625,000       2,275,000
   Note payable to officer                                                   855,821         905,821
                                                                        ------------    ------------
               Total long-term liabilities                                 3,480,821       3,180,821
                                                                        ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized,
       19,419,317 issued and outstanding as of December 31, 2010 and
       19,469,317 as of June 30, 2011)                                    23,116,317      23,188,582
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2010 and June 30, 2011)                800,250         800,250
   Accumulated deficit                                                   (13,031,928)    (12,324,359)
                                                                        ------------    ------------
                Total stockholders' equity                                10,884,639      11,664,473
                                                                        ------------    ------------
                      Total liabilities and stockholders' equity        $ 16,894,779    $ 17,011,060
                                                                        ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                          2010          2011          2010          2011
                                                      -----------   -----------   -----------   -----------
Royalties and fees                                    $ 1,678,775   $ 1,731,802   $ 3,314,431   $ 3,406,589
Administrative fees and other                              14,458        11,018        20,708        19,395
Restaurant revenue                                        139,081       137,670       252,307       256,522
                                                      -----------   -----------   -----------   -----------
                Total revenue                           1,832,314     1,880,490     3,587,446     3,682,506

Operating expenses:
     Salaries and wages                                   245,129       247,497       485,516       485,140
     Trade show expense                                    75,703        93,247       150,841       183,247
     Travel expense                                        36,764        52,589        73,003        99,474
     Other operating expenses                             176,043       176,290       366,558       355,230
     Restaurant expenses                                  135,495       129,903       247,244       248,467
Depreciation and amortization                              13,645        36,311        28,219        49,860
General and administrative                                414,973       403,430       809,776       811,818
                                                      -----------   -----------   -----------   -----------
              Total expenses                            1,097,751     1,139,267     2,161,157     2,233,236
                                                      -----------   -----------   -----------   -----------
              Operating income                            734,563       741,223     1,426,289     1,449,270

Interest and other expense                                114,141        97,207       223,541       195,859
                                                      -----------   -----------   -----------   -----------
              Income before income taxes                  620,422       644,016     1,202,748     1,253,411

Income tax expense                                        245,749       255,097       476,409       496,478
                                                      -----------   -----------   -----------   -----------
              Net income                                  374,673       388,919       726,339       756,933

              Cumulative preferred dividends               24,411        24,411        41,046        49,364
                                                      -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                       $   350,262   $   364,508   $   685,293   $   707,569
                                                      ===========   ===========   ===========   ===========


   Earnings per share - basic:
        Net income                                    $       .02   $       .02   $       .04   $       .04
        Net income available to common stockholders   $       .02   $       .02   $       .04   $       .04
   Weighted average number of common shares
         outstanding                                   19,412,499    19,469,317    19,412,499    19,446,113


   Diluted earnings per share:
        Net income                                    $       .02   $       .02   $       .04   $       .04
        Net income  available to common
             stockholders                             $       .02   $       .02   $       .03   $       .04
   Weighted average number of common shares
        outstanding                                    20,065,298    20,183,876    20,065,298    20,160,672

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                       Preferred             Common Stock           Accumulated
                                         Stock           Shares         Amount        Deficit           Total
                                     ------------      ----------    ------------   ------------    ------------
Balance at December 31, 2010         $    800,250      19,419,317    $ 23,116,317   $(13,031,928)   $ 10,884,639

Net income for six months ended
    June 30, 2011                                                                        756,933         756,933

Cumulative preferred dividends                                                           (49,364)        (49,364)

Exercise of employee stock options                         50,000          18,000                         18,000

Amortization of value of stock
    options                                                                54,265                         54,265
                                     ------------      ----------    ------------   ------------    ------------

Balance at June 30, 2011             $    800,250      19,469,317    $ 23,188,582   $(12,324,359)   $ 11,664,473
                                     ============    ============    ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                               2010         2011
                                                             ---------    ---------
OPERATING ACTIVITIES
     Net income                                              $ 726,339    $ 756,933
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                     70,336      106,112
              Deferred income taxes                            476,409      496,478
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable           (234,701)    (242,926)
                      Inventories                               13,989       (1,216)
                      Prepaid expenses                        (212,847)     (97,290)
                      Other assets                            (579,908)    (454,990)
                Decrease in:
                     Accounts payable and accrued expenses     (29,128)     (28,551)
                                                             ---------    ---------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES      230,489      534,550
                                                             ---------    ---------


INVESTING ACTIVITIES
     Purchase of property and equipment                         (2,591)      (4,196)
     Investment in assets held for sale                           --         (3,393)
                                                             ---------    ---------
              NET CASH USED IN INVESTING ACTIVITIES             (2,591)      (7,589)
                                                             ---------    ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations      (138,321)    (379,642)
     Payment of cumulative preferred dividends                 (41,046)     (49,364)
     Payment of principal on outstanding debt                 (750,000)    (305,801)
     Proceeds from the exercise of stock options                  --         18,000
     Principal payment received on notes receivable               --         29,947
     Proceeds from officer loan                                610,000       50,000
                                                             ---------    ---------
              NET CASH USED IN FINANCING ACTIVITIES           (319,367)    (636,860)
                                                             ---------    ---------


Decrease in cash                                               (91,469)    (109,899)
Cash at beginning of period                                    333,204      337,044
                                                             ---------    ---------
Cash at end of period                                        $ 241,735    $ 227,145
                                                             =========    =========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                       $ 184,262    $ 173,456

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 - On July 19, 2011, the Company entered into a Fourth Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, National Association ("Wells Fargo") that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo, as previously amended by a certain First Amendment to Loan Agreement dated February 4, 2008, a certain Second Amendment to Loan Agreement dated November 10, 2010, and a certain Third Amendment to Loan Agreement dated March 10, 2011 (as so amended, the "Loan Agreement").
The Amendment reduces monthly principal payments and shortens the maturity date for borrowings under the Loan from August 13, 2013 to October 1, 2012 at which date the principal balance payable will be $1,675,000. The Amendment maintains the current interest rate applicable to amounts borrowed under the Loan Agreement of LIBOR plus 4.25% per annum, but increases the interest rate applicable to amounts borrowed under the Loan Agreement after June 1, 2012 to LIBOR plus 7.25% per annum.

Note 3 - At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, made advances to the Company to help fund principal payments due under its bank loan and payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 6 to the accompanying unaudited condensed consolidated financial statements in this report and in Note 10 of the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2010. The Company issued an amended note in July 2011 in the principal amount of $1,055,821 to reflect the advances. The note provides for interest at the rate of 8% per annum to be paid monthly on the unpaid principal balance of the note and continuing on the first day of each calendar month thereafter until the note is paid in full. The Company is current on the required interest payments. In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter up to and including March 1, 2013 in the amount of $200,000 per month with a final payment of any remaining principal balance to be paid on April 1, 2013.

Note 4 - Royalties and fees include $74,985 and $127,485 for the three-month and six-month periods ended June 30, 2011, respectively, and $55,500 and $119,500 for the three-month and six-month periods ended June 30, 2010, respectively, of initial franchise fees. Royalties and fees included $8,354 and $18,478 for the three-month and six-month periods ended June 30, 2011 and $27,908 and $87,592 for the three-month and six-month periods ended June 30, 2010, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,648,462 and $3,260,626 for the three-month and six-month periods ended June 30, 2011 and $1,595,367 and $3,107,339 for the three-month and six-month periods ended June 30, 2010, respectively. The breakdown of royalties and fees, less upfront fees, are royalties and fees from non-traditional franchises other than grocery stores were $1,111,428 and $2,162,306 for the three-month and six-month periods ended June 30, 2011, respectively, and $1,060,879 and $2,056,528 for the three-month and six-month periods ended June 30, 2010, respectively; royalties and fees from the grocery store take-n-bake were $264,739 and $547,600 for the three-month and six-month periods ended June 30, 2011, respectively, and $68,385 and $113,025 for the three-month and six-month periods ended June 30, 2010, respectively; and royalties and fees from traditional locations were $272,296 and $550,720 for the three-month and six-month periods ended June 30, 2011, respectively, and $466,103 and $937,786 for the three-month and six-month periods ended June 30, 2010, respectively. The Company has no material amount of past due royalties.

There were 1,112 franchises in operation on December 31, 2010 and 1,331 franchises in operation on June 30, 2011. During the six-month period ended June 30, 2011 there were 227 new outlets opened and 8 outlets closed. The breakdown of the 1,331 franchises at June 30, 2011 was 752 non-traditional franchises other than grocery stores, 537 grocery stores and 42 traditional franchises.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2011:

                                                           Three Months Ended June 30, 2011
                                                           --------------------------------
                                                         Income         Shares       Per-Share
                                                         ------         ------        Amount
                                                       (Numerator)  (Denominator)    ---------
         Net income                                     $ 388,919     19,469,317       $ .02
         Less preferred stock dividends                   (24,411)
                                                        ---------

         Earnings per share - basic
         Income available to common stockholders          364,508                        .02

         Effect of dilutive securities
             Options                                                     347,893
             Convertible preferred stock                   24,411        366,666
                                                        ---------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $ 388,919     20,183,876       $ .02

                                                            Six Months Ended June 30, 2011
                                                            ------------------------------
                                                         Income         Shares       Per-Share
                                                         ------         ------        Amount
                                                       (Numerator)  (Denominator)    ---------
         Net income                                     $ 756,933     19,446,113       $ .04
         Less preferred stock dividends                   (49,364)
                                                        ---------

         Earnings per share - basic
         Income available to common stockholders          707,569                        .04

         Effect of dilutive securities
             Options                                                     347,893
             Convertible preferred stock                   49,364        366,666
                                                        ---------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $ 756,933     20,160,672       $ .04


The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2010:

                                                           Three Months Ended June 30, 2010
                                                           --------------------------------
                                                         Income         Shares       Per-Share
                                                         ------         ------        Amount
                                                       (Numerator)  (Denominator)    ---------
         Net income                                     $ 374,673     19,412,499       $ .02
         Less preferred stock dividends                   (24,411)
                                                        ---------

         Earnings per share - basic
         Income available to common stockholders          350,262                        .02

         Effect of dilutive securities
             Options                                                     286,133
             Convertible preferred stock                   24,411        366,666
                                                        ---------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $ 374,673     20,065,298       $ .02

                                                            Six Months Ended June 30, 2010
                                                            ------------------------------
                                                         Income         Shares       Per-Share
                                                         ------         ------        Amount
                                                       (Numerator)  (Denominator)    ---------
         Net income                                     $ 726,339     19,412,499       $ .04
         Less preferred stock dividends                   (41,046)
                                                        ---------

         Earnings per share - basic
         Income available to common stockholders          685,293                        .04

         Effect of dilutive securities
             Options                                                     286,133
             Convertible preferred stock                   41,046        366,666
                                                        ---------     ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                    $ 726,339     20,065,298       $ .04

Note 6 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL 739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs on their fraud claims. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. The Company's counterclaims against the Plaintiffs for breach of contract and other related claims remain pending.

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

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs sought compensatory and punitive damages in addition to court costs and/or prejudgment interest. The Plaintiffs that remained in the case, following the voluntary and involuntary dismissals described above, claimed actual damages in the amount of $5.1 million, which has been discharged as a result of the summary judgment Order in favor of the Company issued December 23, 2010.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counterclaims and obtain and execute on any judgments against all counterclaim Defendants.

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

The Plaintiffs filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The Company opposed that motion and a hearing on the motion was held on March 24, 2011. In accordance with trial rule 53.3, if the Judge does not rule on the motion to reconsider within 30 days, the motion is deemed denied. Therefore the motion was deemed denied on April 25, 2011. In accordance with the same trial rule, the 30 days within which a notice of appeal can be filed starts running the day it was deemed denied. Therefore, the deadline passed on May 25, 2011 for a notice of appeal to be filed and none was filed.

On June 28, 2011 Plaintiffs filed a motion with the Court asking the Judge to reconsider his Order of December 23, 2010 making it an "Interlocutory" order instead of a "Final" order. The Company filed its response opposing that motion. The Judge set a hearing on that motion for September 26, 2011. However, on June 8, 2011 Plaintiffs filed an appeal with the Indiana Court of Appeals. On July 6, 2011 the Clerk of the trial court issued a notice of completion of the Clerk's record. On July 11, 2011 the Company filed a motion with the trial court to vacate the Order setting the hearing for September 26, 2011 on Plaintiff's motion to reconsider the Order of December 23, 2010 on the grounds that the trial court no longer had jurisdiction over this issue since it completed the Clerk's record to the Indiana Court of Appeals. On July 14, 2011 the Company filed a motion with the Indiana Court of Appeals to dismiss the appeal on the grounds that the appeal was filed after the deadline of May 25, 2011 for filing of an appeal. On July 25, 2011 the Court granted the Company's motion to vacate the order setting the hearing for September 26, 2011. On July 29, 2011, Plaintiffs filed a motion with the Indiana Court of Appeals to voluntarily dismiss the appeal. Also, on July 29, 2011, Plaintiffs filed a motion with the trial court to reset the hearing on the motion to reconsider the Order of December 23, 2010. The Company intends to oppose the motion for voluntary withdrawal of appeal in the Indiana Court of Appeals asking the Court to rule on the Company's motion to dismiss the appeal with prejudice. If the Indiana Court of Appeal grants the Company's motion to dismiss the appeal with prejudice the motion to reset the hearing to reconsider the Order of December 23, 2010 will become moot.

On June 10, 2011 the Court granted permission for the Company to file summary judgment motions on the Company's counterclaims against the Plaintiffs as opposed to jury trial. The Company will be filing summary judgment motions. The judge has set a hearing on the summary judgment motions for December 6, 2011.

Note 7: The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.


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

Noble Roman's Take-N-Bake Pizza
-------------------------------

In September 2009, the Company introduced a take-n-bake version of its pizza as an addition to its menu offerings. The Company uses the same high-quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modifications to portioning for increased home baking performance. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery stores. Since adding this component in September 2009, the Company has signed agreements for 778 grocery store locations to operate the take-n-bake pizza program. The Company is also in discussions with several other grocery store owners. The Company expects the number of grocery store locations operating the take-n-take program to increase substantially over the remainder of the year. The take-n-bake program has also been integrated into the operations of several existing convenience store franchises, generating add-on sales, and is now being offered to all convenience store franchisees. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise agreement.

To supplement the take-n-bake pizza offering, at the beginning of 2011, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and as a complement to the take-n-bake program. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. In addition to being a complement to the take-n-bake program, these five products are being offered to all grocery stores and require no agreement, unlike the take-n-bake program which requires a supply agreement to help control quality and to protect the Company's proprietary products, because the pizzas are assembled in the grocery store deli departments.

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

The Company also has a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. The grab-n-go system has been integrated into the operations of several existing locations to generate add-on sales.

The Company offers new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a dual-branded franchise or license. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Grab-N-Go Subs franchises at a much reduced investment cost compared to the previous offering.

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

Licensing the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchisees or licensees and as a stand-alone offering for grocery stores. Since September 2009 when the Company started offering take-n-bake pizza to grocery store chains through August 5, 2011, the Company has signed agreements with 778 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in 586 locations. The Company is currently in discussions with numerous additional grocery store owners. Following the hot, picnic season of middle summer when deli departments are otherwise occupied, the rate of openings are expected to accelerate in August and into fall and winter, which are prime seasons for pizza sales.

At the start of 2011, to supplement the take-n-bake pizza offering and expand merchandising space, the Company introduced five carton-to-shelf retail items that require no assembly at the grocery store and help expand the merchandising visibility of the Noble Roman's brand. These five items are Noble Roman's Pasta Sauce, Noble Roman's Flavor-Aged Parmesan Cheese, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combination of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations and appeal to the program to attract new locations and to generally increase sales of the Company's products. Interest in the Company's new pizza combinations has been very high in recent trade shows where they have been presented.

In an attempt to accelerate the growth of take-n-bake pizza in grocery stores, the Company has been focusing on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributor's current customer base. On July 19, 2010, the Company signed an agreement with a grocery store distributor headquartered in California and the Company now has 196 take-n-bake agreements with their customers. On October 13, 2010, the Company signed an agreement with a grocery store distributor in Wisconsin, however, they did not stock their warehouse until February 1, 2011. The Company now has 25 take-n-bake agreements with their customers. On January 13, 2011, the Company signed an agreement with a grocery store distributor headquartered in Connecticut. The Company now has 63 take-n-bake agreements with their customers. On March 28, 2011, the Company signed an agreement with a grocery store distributor in Oklahoma. The Company now has 82 take-n-bake agreements with their customers. On March 30, 2011, the Company signed an agreement with a grocery store distributor in Utah. The Company now has 68 take-n-bake agreements with their customers. On April 12, 2011, the Company signed an agreement with a grocery store distributor in Pennsylvania. The Company now has 25 take-n-bake agreements with their customers. On May 20, 2011, the Company signed an agreement with a grocery store distributor in New Hampshire. The Company now has two take-n-bake agreements with their customers. On August 2, 2011, the Company signed an agreement with a grocery store distributor in Indiana. The Company now has 10 take-n-bake agreements with their customers. The Company is currently in discussion with a number of other grocery store distributors.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended June 30, 2010 and 2011, respectively.

                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                                 -------                            -------
                                           2010           2011               2010             2011
                                           ----           ----               ----             ----
Royalties and fees                         91.6  %        92.1 %             92.4 %           92.5 %
Administrative fees and other                .8             .6                 .6               .5
Restaurant revenue                          7.6            7.3                7.0              7.0
                                          -----          -----              -----            -----
     Total revenue                        100.0          100.0              100.0            100.0
                                          -----          -----              -----            -----
Operating expenses:
     Salaries and wages                    13.4           13.2               13.5             13.2
     Trade show expense                     4.1            5.0                4.2              5.0
     Travel expense                         2.0            2.8                2.0              2.7
     Other operating expense                9.7            9.4               10.2              9.6
     Restaurant expenses                    7.4            6.9                6.9              6.7
Depreciation and amortization                .8            1.8                 .9              1.4
General and administrative                 22.6           21.5               22.6             22.0
                                          -----          -----              -----            -----
     Total expenses                        60.0           60.6               60.3             60.6
                                          -----          -----              -----            -----
     Operating income                      40.0           39.4               39.7             39.4
Interest and other expense                  6.2            5.2                6.2              5.4
                                          -----          -----              -----            -----
     Income before income taxes            33.8           34.2               33.5             34.0
Income tax expense                         13.3           13.5               13.3             13.4
                                          -----          -----              -----            -----
     Net income                            20.5  %        20.7 %             20.2 %           20.6 %
                                          =====          =====              =====            =====

Results of Operations
---------------------

Total revenue increased from $1,832,314 to $1,880,490 and from $3,587,446 to $3,682,506 for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. One-time fees, franchisee fees and equipment commissions increased from $83,408 to $83,339 and decreased from $207,092 to $145,963 during the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. Ongoing royalties and fees increased from $1,595,367 to $1,648,463 and from $3,107,339 to $3,260,626 for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. Of these increases, $196,354 and $434,575 resulted from increases in ongoing royalties and fees from grocery store take-n-bake additions and $50,549 and $105,777 from increases in ongoing royalties and fees from non-traditional franchises other than grocery stores for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. These increases were partially offset by decreases in ongoing royalties and fees from traditional locations of $193,807 and $387,066 for the three-month and six-month periods ended June 2011 compared to the corresponding periods in 2010.

Restaurant revenue decreased from $139,081 to $137,670 and increased from $252,307 to $256,522 for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. The decrease in the second quarter and increase in the six-month period were a result of a same store sales decrease during the second quarter and an increase during the six-month period. The Company only operates two locations primarily for testing and demonstration purposes.

Salaries and wages decreased, as a percentage of total revenue, from 13.4% from to 13.2% from 13.5% and 13.2% for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. The decreases were the result of the Company's strategy to grow by concentrating its efforts on franchising and licensing non-traditional locations plus the increase in total revenue.

Trade show expenses increased from 4.1% to 5.0% of total revenue and from 4.2% to 5.0% of total revenue for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. These increases were the result of scheduling more trade shows for grocery stores. Trade show expenses were $93,247 and $183,247 in the three-month and six-month periods ended June 30, 2011 compared to $75,703 and $150,841 in the corresponding periods in 2010.

Travel expenses increased from 2.0% to 2.8% of total revenue and from 2.0% to 2.7% of total revenue for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Actual travel expense increased from $36,764 and $73,003 to $52,589 and $99,474 for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010. These increases were the result of opening 211 take-n-bake locations in grocery stores throughout the country during the first six months of 2011 compared to opening 120 locations in the corresponding period of 2010.

Other operating expenses decreased, as a percentage of total revenue, from 9.7% to 9.4% and from 10.2% to 9.6% for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Actual operating expenses remained approximately the same for the second quarter of 2011 compared to the corresponding quarter in 2010 and decreased from $366,558 to $355,230 for the six-month period ended June 30, 2011.

Restaurant expenses decreased as a percentage of total revenue from 7.4% to 6.9% and from 6.9% to 6.7% for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The decreases in percentage were a result of the increase in total revenue. The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

General and administrative expenses decreased as a percentage of total revenue from 22.6% to 21.5% and from 22.6% to 22.0% for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Actual general and administrative expense decreased from $414,973 to $403,430 and increased from $809,776 to $811,818 for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010.

Total expenses increased as a percentage of total revenue from 60.0% to 60.6% and from 60.3% to 60.6% for the three-month and six-month periods period ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Actual expenses increased from $1,097,751 to $1,139,267 and from $2,161,157 to $2,233,236 for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. These increases were primarily the result of the increase in trade show expense and travel expenses due to more openings. The Company opened a total of 211 locations in the six-month period of 2011 compared to a total of 120 locations in the corresponding period in 2010.

Operating income decreased as a percentage of total revenue from 40.0% to 39.4% and from 39.7% to 39.4% for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Actual operating income increased from $734,563 to $741,223 and from $1,426,289 to $1,449,270 for the three-month and six-month periods ending June 30, 2011, respectively, compared to the corresponding periods in 2010.

Interest expense decreased as a percentage of total revenue from 6.2% to 5.2% and from 6.2% to 5.4% for the three-month and six-month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. These decreases were primarily the result of a decrease in notes payable outstanding and in increase in total revenue.

Net income increased from $374,673 to $388,919 and from $726,339 to $756,933 for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in 2010.


Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising non-traditional locations, licensing grocery stores to sell take-n-bake pizza and to sell retail products through grocery stores. The Company has chosen that strategy as a means to accelerate non-traditional unit growth by increasing revenue without any significant increase in expenses. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.7-to-1 on June 30, 2011 compared to 1.4-to-1 on December 31, 2010.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, made advances to the Company to help fund principal payments due under its bank loan and payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 6 to the accompanying unaudited condensed consolidated financial statements in this report and in Note 10 of the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2010. The Company issued an amended note in July 2011 in the principal amount of $1,055,821 to reflect the advances. The note provides for interest at the rate of 8% per annum to be paid monthly on the unpaid principal balance of the note and continuing on the first day of each calendar month thereafter until the note is paid in full. The Company is current on the required interest payments. In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter up to and including March 1, 2013 in the amount of $200,000 per month with a final payment of any remaining principal balance to be paid on April 1, 2013.

On July 19, 2011, the Company entered into a Fourth Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, National Association ("Wells Fargo") that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo, as previously amended by a certain First Amendment to Loan Agreement dated February 4, 2008, a certain Second Amendment to Loan Agreement dated November 10, 2010, and a certain Third Amendment to Loan Agreement dated March 10, 2011 (as so amended, the "Loan Agreement").

The Amendment reduces monthly principal payments and shortens the maturity date for borrowings under the Loan from August 13, 2013 to October 1, 2012. The Amendment maintains the current interest rate applicable to amounts borrowed under the Loan Agreement of LIBOR plus 4.25% per annum, but increases the interest rate applicable to amounts borrowed under the Loan Agreement after June 1, 2012 to LIBOR plus 7.25% per annum.

Below are the monthly required principal amortization amounts under the Loan
Agreement:

              Date                                 Amount
              ----                                 ------
              August 1, 2011                     $100,000
              September 1, 2011                  $100,000
              October 1, 2011                    $125,000
              November 1, 2011                   $125,000
              December 1, 2011                   $125,000
              January 1, 2012                    $125,000
              February 1, 2012                   $200,000
              March 1, 2012                      $200,000
              April 1, 2012                      $200,000
              May 1, 2012                        $200,000
              June 1, 2012                       $200,000
              July 1, 2012                       $200,000
              August 1, 2012                     $200,000
              September 1, 2012                  $200,000
              October 1, 2012                  $1,675,000

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

In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Company's loan agreement, as amended (approximately $1,562,500 as of August 5, 2011), at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to market acceptance of recently introduced products, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, non-renewal of franchise agreements, shifts in market demand, compliance with the terms of the Company's bank credit agreement, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in this annual report. In addition, the Company has no previous experience selling its products to retail channels and there can be no assurance that grocers will stock them or that customers will buy them. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2011, the Company had outstanding variable rate interest-bearing debt in the aggregate principal amount of $4.2 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum through May 2012 and plus 7.25% per annum beginning June 1, 2012 adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2% per annum. Based upon the principal balance outstanding as of August 5, 2011 of $3.875 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $18,800 over the succeeding twelve-month period.

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


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana on June 19, 2008 (Cause No. 29D01 0806 PL
739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs on their fraud claims. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. The Company's counterclaims against the Plaintiffs for breach of contract and other related claims remain pending.

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

The Plaintiffs allege that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. As relief, the Plaintiffs sought compensatory and punitive damages in addition to court costs and/or prejudgment interest. The Plaintiffs that remained in the case, following the voluntary and involuntary dismissals described above, claimed actual damages in the amount of $5.1 million, which has been discharged as a result of the summary judgment Order in favor of the Company issued December 23, 2010.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counterclaims and obtain and execute on any judgments against all counterclaim Defendants.

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

The Plaintiffs filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The Company opposed that motion and a hearing on the motion was held on March 24, 2011. In accordance with trial rule 53.3, if the Judge does not rule on the motion to reconsider within 30 days, the motion is deemed denied. Therefore the motion was deemed denied on April 25, 2011. In accordance with the same trial rule, the 30 days within which a notice of appeal can be filed starts running the day it was deemed denied. Therefore, the deadline passed on May 25, 2011 for a notice of appeal to be filed and none was filed.

On June 28, 2011 Plaintiffs filed a motion with the Court asking the Judge to reconsider his Order of December 23, 2010 making it an "Interlocutory" order instead of a "Final" order. The Company filed its response opposing that motion. The Judge set a hearing on that motion for September 26, 2011. However, on June 8, 2011 Plaintiffs filed an appeal with the Indiana Court of Appeals. On July 6, 2011 the Clerk of the trial court issued a notice of completion of the Clerk's record. On July 11, 2011 the Company filed a motion with the trial court to vacate the Order setting the hearing for September 26, 2011 on Plaintiff's motion to reconsider the Order of December 23, 2010 on the grounds that the trial court no longer had jurisdiction over this issue since it completed the Clerk's record to the Indiana Court of Appeals. On July 14, 2011 the Company filed a motion with the Indiana Court of Appeals to dismiss the appeal on the grounds that the appeal was filed after the deadline of May 25, 2011 for filing of an appeal. On July 25, 2011 the Court granted the Company's motion to vacate the order setting the hearing for September 26, 2011. On July 29, 2011, Plaintiffs filed a motion with the Indiana Court of Appeals to voluntarily dismiss the appeal. Also, on July 29, 2011, Plaintiffs filed a motion with the trial court to reset the hearing on the motion to reconsider the Order of December 23, 2010. The Company intends to oppose the motion for voluntarily withdrawal of appeal in the Indiana Court of Appeals asking the Court to rule on the Company's motion to dismiss the appeal with prejudice. If the Indiana Court of Appeal grants the Company's motion to dismiss the appeal with prejudice the motion to reset the hearing to reconsider the Order of December 23, 2010 will become moot.

On June 10, 2011 the Court granted permission for the Company to file summary judgment motions on the Company's counterclaims against the Plaintiffs as opposed to jury trial. The Company will be filing summary judgment motions. The judge has set a hearing on the summary judgment motions for December 6, 2011.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 23.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBLE ROMAN'S, INC.



Date: August 10, 2011              By: /s/ Paul W. Mobley
                                       ---------------------------------
                                       Paul W. Mobley, Chairman of the Board and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

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

        10.10 Fourth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated July 19, 2011, is filed herewith.

        21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

        31.1     C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-15(e).

        32.1     C.E.O. and C.F.O. Certification under Section 1350.

       101       Interactive Financial Data