Form 10-Q
period 2011-09-30
NOBLE ROMANS INC
filed 2011-11-10
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
           of 1934 For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 19,469,317 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2010
              and September 30, 2011 (unaudited)                          Page 3

         Condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011
              (unaudited)                                                 Page 4

         Condensed consolidated statements of changes in stockholders'
              equity for the nine months ended September 30, 2011
              (unaudited)                                                 Page 5

         Condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011 (unaudited) Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                    Assets                                        December 31,    September 30,
                                                                                      2010            2011
                                                                                  ------------    ------------
Current assets:
   Cash                                                                           $    337,044    $    248,505
   Accounts and notes receivable - net                                                 920,304       1,141,996
   Inventories                                                                         316,913         343,242
   Assets held for resale                                                              246,278         249,671
   Prepaid expenses                                                                    235,778         323,160
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,456,317       3,706,574
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,139,050       1,147,749
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,151,333       1,160,032
   Less accumulated depreciation and amortization                                      784,282         832,969
                                                                                  ------------    ------------
          Net property and equipment                                                   367,051         327,063
Deferred tax asset (net of current portion)                                         10,150,558       9,646,485
Other assets including long-term receivables - net                                   2,920,853       3,499,219
                                                                                  ------------    ------------
                      Total assets                                                $ 16,894,779    $ 17,179,341
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                              $  1,875,000    $  1,975,000
   Accounts payable and accrued expenses                                               654,319         671,448
                                                                                  ------------    ------------

                Total current liabilities                                            2,529,319       2,646,448
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                     2,625,000       1,800,000
   Note payable to officer                                                             855,821       1,055,821
                                                                                  ------------    ------------
               Total long-term liabilities                                           3,480,821       2,855,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,419,317 issued and outstanding as of December 31, 2010 and 19,469,317 as of
       September 30, 2011)                                                          23,116,317      23,214,279
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2010 and September 30, 2011)                     800,250         800,250
   Accumulated deficit                                                             (13,031,928)    (12,337,457)
                                                                                  ------------    ------------
                Total stockholders' equity                                          10,884,639      11,677,072
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 16,894,779    $ 17,179,341
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                          2010            2011            2010            2011
                                                      ------------    ------------    ------------    ------------
Royalties and fees                                    $  1,712,075    $  1,623,943    $  5,026,506    $  5,030,533
Administrative fees and other                                5,485           3,107          26,193          22,502
Restaurant revenue                                         135,337         138,601         387,644         395,122
                                                      ------------    ------------    ------------    ------------
                Total revenue                            1,852,897       1,765,651       5,440,343       5,448,157

Operating expenses:
     Salaries and wages                                    244,396         251,790         729,912         736,929
     Trade show expense                                     75,463          77,112         226,304         260,359
     Travel expense                                         36,362          50,919         109,365         150,393
     Other operating expenses                              167,994         165,286         534,552         520,516
     Restaurant expenses                                   131,472         137,508         378,715         385,975
Depreciation and amortization                               14,574          36,311          42,792          86,170
General and administrative                                 394,227         405,281       1,204,003       1,217,099
                                                      ------------    ------------    ------------    ------------
              Total expenses                             1,064,488       1,124,207       3,225,643       3,357,441
                                                      ------------    ------------    ------------    ------------
              Operating income                             788,409         641,444       2,214,700       2,090,716
Interest and other expense                                 114,937          98,965         338,478         294,823
                                                      ------------    ------------    ------------    ------------
              Income before income taxes from
                 continuing operations                     673,472         542,479       1,876,222       1,795,893
Income tax expense                                         266,762         214,876         743,172         711,353
                                                      ------------    ------------    ------------    ------------
              Net income from continuing operations        406,710         327,603       1,133,050       1,084,540
Loss from discontinued operations net of
    tax benefit of $604,415 in 2010 and
    $207,280 in 2011                                      (935,237)       (316,022)       (935,237)       (316,022)
                                                      ------------    ------------    ------------    ------------
              Net income (loss)                           (528,527)         11,581         197,813         768,518
                                                      ------------    ------------    ------------    ------------
              Cumulative preferred dividends                24,682          24,682          65,729          74,047
                                                      ------------    ------------    ------------    ------------
              Net income (loss) available to
                   common stockholders                $   (553,209)   $    (13,101)   $    132,084    $    694,471
                                                      ============    ============    ============    ============

Earnings per share - basic:
     Net income from continuing operations            $        .02    $        .02    $        .06    $        .06
     Net loss from discontinued operations                    (.05)           (.02)           (.05)           (.02)
     Net income (loss)                                        (.03)            .00             .01             .04
     Net income (loss) available to common
         stockholders                                 $       (.03)   $        .00    $        .01    $        .04
     Weighted average number of common
         shares outstanding                             19,413,092      19,469,317      19,412,699      19,453,932

Diluted earnings per share:
     Net income from continuing operations            $        .02    $        .02    $        .06    $        .05
     Net loss from discontinued operations                    (.05)           (.02)           (.05)           (.02)
     Net income (loss)                                        (.03)            .00             .01             .04
     Net income (loss) available to common
         stockholders                                 $       (.03)   $        .00    $        .01    $        .03
     Weighted average number of common
         shares outstanding                             20,112,463      20,159,153      20,112,070      20,143,768

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                        Preferred               Common Stock            Accumulated
                                          Stock            Shares          Amount         Deficit            Total
                                      ------------       ----------     ------------    ------------     ------------
Balance at December 31, 2010          $    800,250       19,419,317     $ 23,116,317    $(13,031,928)    $ 10,884,639

Net income for nine months ended
    September 30, 2011                                                                       768,518          768,518

Cumulative preferred dividends                                                               (74,047)         (74,047)

Exercise of employee stock options                           50,000           18,000                           18,000

Amortization of value of stock
    options                                                                   79,962                           79,962
                                      ------------       ----------     ------------    ------------     ------------

Balance at September 30, 2011         $    800,250       19,469,317     $ 23,214,279    $(12,337,457)    $ 11,677,072
                                      ============       ==========     ============    ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            2010            2011
                                                                        -----------     -----------
OPERATING ACTIVITIES
     Net income                                                         $   197,813     $   768,518
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                                 109,596         160,492
              Deferred income taxes                                         138,757         504,073
              Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Accounts and notes receivable                         460,969        (235,723)
                      Inventories                                           (14,271)        (26,329)
                      Prepaid expenses                                     (250,766)        (87,382)
                      Other assets                                         (439,402)       (635,886)
                Decrease in:
                     Accounts payable and accrued expenses                  730,205         478,206
                                                                        -----------     -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES                   932,901         925,969
                                                                        -----------     -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                                      (4,585)         (8,699)
     Investment in assets held for sale                                        --            (3,393)
                                                                        -----------     -----------
              NET CASH USED IN INVESTING ACTIVITIES                          (4,585)        (12,092)
                                                                        -----------     -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations                   (568,052)       (453,034)
     Payment of cumulative preferred dividends                              (65,729)        (74,047)
     Payment of principal on outstanding debt                            (1,125,000)       (725,000)
     Proceeds from exercise of stock options                                   --            18,000
     Payment received on long-term notes receivable                            --            31,665
     Proceeds from officer loan                                             735,500         200,000
                                                                        -----------     -----------
             NET CASH USED IN FINANCING ACTIVITIES                       (1,023,281)     (1,002,416)
                                                                        -----------     -----------

Decrease in cash                                                            (94,965)        (88,539)
Cash at beginning of period                                                 333,204         337,044
                                                                        -----------     -----------
Cash at end of period                                                   $   238,239     $   248,505
                                                                        ===========     ===========


Supplemental schedule of non-cash investing and financing activities

None

Cash paid for interest                                                  $   239,121     $   257,564

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 - On October 28, 2011, the Company entered into a Fifth Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, National Association ("Wells Fargo") that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo, as previously amended (as so amended, the "Loan Agreement"). The Amendment reduced monthly principal payments and shortened the maturity date for borrowings under the Loan from August 13, 2013 to October 1, 2012 at which date the scheduled principal balance payable will be $1,800,000. The Amendment maintains the current interest rate LIBOR plus 4.25% per annum applicable to amounts borrowed under the Loan Agreement, but increases to LIBOR plus 7.25% per annum the interest rate applicable to amounts borrowed under the Loan Agreement beginning July 1, 2012.

Note 3 - At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, made advances to the Company to help fund principal payments due under its bank loan and payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 6 to the accompanying unaudited condensed consolidated financial statements and in Note 10 of the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2010. The Company issued an amended note in July 2011 in the principal amount of $1,055,821 to reflect the advances. The note provides for interest at the rate of 8% per annum to be paid monthly on the unpaid principal balance of the note and continuing on the first day of each calendar month thereafter until the note is paid in full. The Company has paid all the required interest payments to date. In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter up to and including March 1, 2013 in the amount of $200,000 per month with a final payment of any remaining principal balance to be paid on April 1, 2013.

Note 4 - Royalties and fees include $28,333 and $155,818 for the three-month and nine-month periods ended September 30, 2011, respectively, and $44,000 and $163,500 for the three-month and nine-month periods ended September 30, 2010, respectively, of initial franchise fees. Royalties and fees included $11,194 and $29,673 for the three-month and nine-month periods ended September 30, 2011 and $16,378 and $103,970 for the three-month and nine-month periods ended September 30, 2010, respectively, of equipment commissions.

Royalties and fees, less initial franchise fees and equipment commissions (collectively "upfront fees") were $1,584,416 and $4,845,042 for the three-month and nine-month periods ended September 30, 2011 and $1,651,697 and $4,759,036 for the three-month and nine-month periods ended September 30, 2010, respectively. The breakdown of royalties and fees, less upfront fees, are royalties and fees from non-traditional franchises other than grocery stores were $971,313 and $3,133,619 for the three-month and nine-month periods ended September 30, 2011, respectively, and $1,169,309 and $3,225,837 for the three-month and nine-month periods ended September 30, 2010, respectively; fees from the grocery store take-n-bake were $325,419 and $873,019 for the three-month and nine-month periods ended September 30, 2011, respectively, and $144,166 and $257,191 for the three-month and nine-month periods ended September 30, 2010, respectively; and royalties and fees from traditional locations were $287,684 and $838,404 for the three-month and nine-month periods ended September 30, 2011, respectively, and $338,222 and $1,276,008 for the three-month and nine-month periods ended September 30, 2010, respectively. The Company has no material amount of past due royalties.

There were 1,112 franchises and licenses in operation on December 31, 2010 and 1,460 franchises and licenses in operation on September 30, 2011. During the nine-month period ended September 30, 2011 there were 362 new franchises and licenses opened and 14 franchises closed. The breakdown of the 1,460 franchises and licenses at September 30, 2011 was 751 non-traditional franchises and licenses other than grocery stores, 667 grocery stores and 42 traditional franchises.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2011:

                                                 Three Months Ended September 30, 2011
                                                 -------------------------------------
                                                   Income       Shares      Per-Share
                                                   ------       ------       Amount
                                                 (Numerator) (Denominator)  ---------
        Net income                                 $11,581     19,469,317    $   .00
        Less preferred stock dividends             (24,682)
                                                   -------

        Earnings per share - basic
        Loss available to common stockholders      (13,101)                      .00

        Effect of dilutive securities
            Options                                               323,170
            Convertible preferred stock             24,682        366,666
                                                   -------     ----------

        Diluted earnings per share
        Income available to common stockholders
            and assumed conversions                $11,581     20,159,153    $   .00

                                                  Nine Months Ended September 30, 2011
                                                  ------------------------------------
                                                   Income       Shares      Per-Share
                                                   ------       ------       Amount
                                                 (Numerator) (Denominator)  ---------
        Net income                                $768,518     19,453,932    $   .04
        Less preferred stock dividends             (74,047)
                                                  --------

        Earnings per share - basic
        Income available to common stockholders    694,471                       .04

        Effect of dilutive securities
            Options                                               323,170
            Convertible preferred stock             74,047        366,666
                                                  --------     ----------

        Diluted earnings per share
        Income available to common stockholders
            and assumed conversions               $768,518     20,143,768    $   .04

The following table sets forth the calculation of basic and diluted earnings
(loss) per share for the three-month and nine-month periods ended September 30, 2010:

                                                 Three Months Ended September 30, 2010
                                                 -------------------------------------
                                                   Income       Shares      Per-Share
                                                   ------       ------       Amount
                                                 (Numerator) (Denominator)  ---------
        Net loss                                  $(528,527)   19,413,092    $  (.03)
        Less preferred stock dividends              (24,682)
                                                  ---------

        Earnings per share - basic
        Loss available to common stockholders      (553,209)                    (.03)

        Effect of dilutive securities
            Warrants                                               33,684
            Options                                               299,021
            Convertible preferred stock              24,682       366,666
                                                  ---------    ----------

        Diluted earnings per share
        Loss available to common stockholders
            and assumed conversions               $(528,527)   20,112,463    $  ( .03)

                                                  Nine Months Ended September 30, 2010
                                                  ------------------------------------
                                                   Income       Shares      Per-Share
                                                   ------       ------       Amount
                                                 (Numerator) (Denominator)  ---------
        Net income                                $197,813     19,412,699    $   .01
        Less preferred stock dividends             (65,729)
                                                  --------

        Earnings per share - basic
        Income available to common stockholders    132,084                       .01

        Effect of dilutive securities
            Warrants                                               33,684
            Options                                               299,021
            Convertible preferred stock             65,729        366,666
                                                  --------     ----------

        Diluted earnings per share
        Income available to common stockholders
            and assumed conversions               $197,813     20,112,070    $   .01

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

The Complaint was originally filed against the Company and certain of its officers and certain institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. Initially there were approximately 14 groups of franchisee-Plaintiffs. Since the inception of the lawsuit, the Court has dismissed the claims against the institutional lenders. In addition, one group of franchisee-Plaintiffs voluntarily dismissed its claims against the Company, another group settled by paying a fee to the Company in exchange for the Company dismissing its counterclaim against that Plaintiff and the Court held another group of franchisee-Plaintiffs in contempt and dismissed its claims with prejudice.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, interest, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counterclaims and obtain and execute on judgments against the Plaintiffs.

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

The Plaintiffs filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The motion was deemed denied on April 25, 2011. The deadline for filing a notice of appeal expired on May 25, 2011 and none was filed.

On June 28, 2011, Plaintiffs filed a motion asking the Court to reconsider its Order of December 23, 2010 making it an "Interlocutory" order instead of a "Final" order. The Company filed its response opposing that motion. However, on June 8, 2011 Plaintiffs filed an appeal with the Indiana Court of Appeals. On July 14, 2011, the Company filed a motion with the Indiana Court of Appeals to dismiss the appeal on the grounds that the appeal was filed after the deadline of May 25, 2011 for filing of an appeal. On July 29, 2011, Plaintiffs filed a motion with the Indiana Court of Appeals to voluntarily dismiss the appeal. Also, on July 29, 2011, Plaintiffs filed a motion with the trial court to reset the hearing on the motion to reconsider the order of December 23, 2010. The Company filed a motion opposing the voluntary withdrawal of appeal in the Indiana Court of Appeals asking the Court to rule on the Company's motion to dismiss the appeal with prejudice. On August 18, 2011 the Court of Appeals entered an order dismissing the Plaintiffs' appeal with prejudice. Therefore, the Company filed a motion in the trial court asking the Court to dismiss Plaintiffs' July 29, 2011 motion as moot. On October 27, 2011, the Court entered an Order dismissing all of the July 29, 2011 motion as moot, except for allegations of misconduct by an adverse party. That allegation is set for hearing on November 15, 2011.

On September 21, 2011, the Company filed motions for partial summary judgment as to liability against all remaining Plaintiffs on the Company's counterclaims. Plaintiffs' responses to those motions were due on November 2, 2011, however, Plaintiffs requested a two-day extension until November 4, 2011. Plaintiff's actually filed their response on November 7, 2011. After reviewing the response, the Company will file a reply and the Court has set a hearing on those motions for December 6, 2011.

Note 7: The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

Note 8: Loss on discontinued operations was $316,022, net of a tax benefit of $207,280, in the three-month and nine-month periods ended September 30, 2011 compared to a loss of $935,237, net of a tax benefit of $604,415, for the three-month and nine-month periods ended September 30, 2010. In 2011, the loss on discontinued operations consisted primarily of legal and other expenses related to the Heyser lawsuit and expenses incurred related to a leased facility formerly containing one of the full-service restaurants, which was a part of the 1999 discontinued operations. The additional accrual for the Heyser lawsuit was necessary as actual expenses exceeded previous estimates primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs have filed numerous motions for reconsideration and an appeal, all of which created additional legal and other expenses. The additional accrual for the leased facility was necessary because the previous estimates for those expenses assumed that the Company would find a sub-tenant for the building, which it has been unable to do primarily because of the abundance of commercial space available due to the poor economy. In 2010, loss on discontinued operations consisted of additional accrual to defend the Heyser lawsuit, as explained in Note 6, and the write-off of various receivables originated in 2007 and 2008 relating to the operations that were discontinued in 2008 and, through court proceedings in 2010, were determined to be doubtful of collection.


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

Noble Roman's Take-N-Bake Pizza
-------------------------------

In September 2009, the Company introduced a take-n-bake version of its pizza as an addition to its menu offerings. The Company generates revenues from the take-n-bake pizza based upon sales by distributors; licensees do not pay a separate franchise fee. The Company uses the same high-quality pizza ingredients for its take-n-bake product as with its standard pizza, with slight modifications to portioning for increased home baking performance. The take-n-bake pizza is designed as an add-on component for new and existing convenience store franchises, and as a stand-alone offering for grocery stores. Since adding this component in September 2009, the Company has signed agreements for 910 grocery store locations to operate the take-n-bake pizza program and approximately 730 of these locations have been opened. The Company is also in discussions with several other grocery store owners. The Company expects the number of grocery store locations operating the take-n-take program to increase substantially over the next year. The take-n-bake program has also been integrated into the operations of several existing convenience store franchises, generating add-on sales, and is now being offered as a part of their franchise to all convenience store franchisees. The take-n-bake program in grocery stores is being offered as a supply agreement rather than a franchise agreement.

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

Tuscano's Italian Style Subs
----------------------------

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. The Company awards Tuscano's franchises almost always for the same facilities as Noble Roman's Pizza franchises, for a broader food offering in the non-traditional locations. Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise, however it is not promoted in that manner.

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

The Company offers new, non-traditional franchisees the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a franchise or license. Additionally, through changes in the menu, operating systems and equipment structure, the Company is now able to offer dual Noble Roman's Pizza and Tuscano's Grab-N-Go Subs franchises at a much reduced investment cost compared to the previous offering.

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

Licensing the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees. Since September 2009, when the Company started offering take-n-bake pizza to grocery store chains through November 5, 2011, the Company has signed agreements with 910 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in approximately 730 of those locations. The Company is currently in discussions with numerous grocery store owners for additional take-n-bake locations. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combination of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, appeal to the program to attract new locations and to generally increase sales of the Company's products.

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

In an attempt to accelerate the growth of take-n-bake pizza in grocery stores, the Company has been focusing on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributor's current customer base. In July 2010, the Company signed an agreement with a grocery store distributor headquartered in California and the Company now has 252 take-n-bake agreements with its customers. In October 2010, the Company signed an agreement with a grocery store distributor in Wisconsin, however, they did not stock their warehouse until February 2011. The Company now has 25 take-n-bake agreements with its customers. In January 2011, the Company signed an agreement with a grocery store distributor headquartered in Connecticut. The Company now has 69 take-n-bake agreements with its customers. In March 2011, the Company signed an agreement with a grocery store distributor in Oklahoma. The Company now has 90 take-n-bake agreements with its customers. Also in March 2011, the Company signed an agreement with a grocery store distributor in Utah. The Company now has 77 take-n-bake agreements with its customers. In April 2011, the Company signed an agreement with a grocery store distributor in Pennsylvania. The Company now has 26 take-n-bake agreements with its customers. In May 2011, the Company signed an agreement with a grocery store distributor in New Hampshire. The Company now has 19 take-n-bake agreements with its customers. In August 2011, the Company signed an agreement with a grocery store distributor in Indiana. The Company now has 14 take-n-bake agreements with its customers. Also in August 2011, the Company signed an agreement with a grocery store distributor in Texas. The Company now has 67 take-n-bake agreements with its customers. The Company is currently in discussion with a number of other grocery store distributors.

Maintain Superior Product Quality. The Company believes that the quality of its products will contribute to the growth of its non-traditional locations. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza which is sold to bake at home, and the new carton-to-shelf retail items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost requiring very low amounts of labor, allowing for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2011, respectively.

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                   -------------                 -------------
                                                2010           2011           2010           2011
                                                ----           ----           ----           ----
Royalties and fees                              92.4  %        92.1 %         92.4 %         92.3 %
Administrative fees and other                     .3             .2             .5             .4
Restaurant revenue                               7.3            7.7            7.1            7.3
                                               -----          -----          -----          -----
     Total revenue                             100.0  %       100.0 %        100.0 %        100.0 %
                                               -----          -----          -----          -----
Operating expenses:
     Salaries and wages                         13.2           14.3           13.4           13.5
     Trade show expense                          4.1            4.4            4.2            4.8
     Travel expense                              2.0            2.9            2.0            2.8
     Other operating expense                     9.1            9.4            9.8            9.6
     Restaurant expenses                         7.1            7.8            7.0            7.1
Depreciation and amortization                     .8            2.0             .8            1.6
General and administrative                      21.2           22.9           22.1           22.2
                                               -----          -----          -----          -----
     Total expenses                             57.5           63.7           59.3           61.6
                                               -----          -----          -----          -----
     Operating income                           42.5           36.3           40.7           38.4
Interest and other expense                       6.2            5.6            6.2            5.4
                                               -----          -----          -----          -----
     Income before income taxes                 36.3           30.7           34.5           33.0
Income tax expense                              14.4           12.1           13.7           13.1
                                               -----          -----          -----          -----
     Net income from continuing operations      21.9  %        18.6 %         20.8 %         19.9 %
                                               =====          =====          =====          =====

Results of Operations
---------------------

Total revenue decreased from $1,852,897 to $1,765,651 and increased from $5,440,343 to $5,448,157 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. One-time fees, franchisee fees and equipment commissions ("upfront fees") decreased from $60,378 to $39,527 and from $267,470 to $185,491 during the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. Ongoing royalties and fees decreased from $1,651,697 to $1,584,416 and increased from $4,759,036 to $4,845,041 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The breakdown of royalties and fees, less upfront fees, are royalties and fees from non-traditional franchises other than grocery stores were $971,313 and $3,133,619 for the three-month and nine-month periods ended September 30, 2011, respectively, and $1,169,309 and $3,225,837 for the three-month and nine-month periods ended September 30, 2010, respectively; fees from the grocery store take-n-bake were $325,419 and $873,019 for the three-month and nine-month periods ended September 30, 2011, respectively, and $144,166 and $257,191 for the three-month and nine-month periods ended September 30, 2010, respectively; and royalties and fees from traditional locations were $287,684 and $838,404 for the three-month and nine-month periods ended September 30, 2011, respectively, and $338,222and $1,276,008 for the three-month and nine-month periods ended September 30, 2010, respectively. Included in royalties and fees from traditional locations were $200,000 and $600,000 for the three-month and nine-month periods ended September 30, 2011, respectively, and $275,000 and $1,080,000 for the three-month and nine-month periods ended September 30, 2010, respectively, for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Total fees increased $181,253 and $615,828 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010 from grocery stores take-n-bake locations primarily as a result of adding new locations partially offset by lower sales per location due to the unusually hot summer months. The increase of revenue from grocery store take-n-bake locations was offset by decreases in royalties and fees from non-traditional locations other than grocery stores and traditional locations. Royalties and fees from non-traditional locations decreased $197,996 and $92,218 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. The decreases in the non-traditional royalties and fees were primarily from sales decreases in entertainment centers of all types including family entertainment centers, bowling centers, parks and zoos. We believe this resulted from the unusually hot summer weather throughout most of the country combined with low consumer spending. Royalties and fees from traditional locations decreased $50,538 and $437,604 for the three-month and nine-month periods ended September 2011 compared to the corresponding periods in 2010. This decrease was the result of a decrease of $75,000 and $480,000 for the three-month and nine-month periods ended September 30, 2011 in royalties and fees recognized as collectible from traditional locations which are no longer operating.

Restaurant revenue increased from $135,337 to $138,601 and from $387,644 to $395,122 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. The increases in the third quarter and in the nine-month period were a result of same store sales increasing. The Company only operates two locations primarily for testing and demonstration purposes.

Salaries and wages increased, as a percentage of total revenue, from 13.2% to 14.3% and from 13.4% to 13.5% for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. The increases were the result of the revenue decrease in the three-month period with a slight increase in actual salaries and wages, and in the nine-month period a slight increase in revenue with a slight increase in actual salaries. Salaries and wages increased slightly from $244,396 to $251,790 and from $729,912 to $736,929 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010.

Trade show expenses increased from 4.1% to 4.4% of total revenue and from 4.2% to 4.8% of total revenue for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. These increases were the result of scheduling more trade shows for grocery stores.

Travel expenses increased from 2.0% to 2.9% of total revenue and from 2.0% to 2.8% of total revenue for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Actual travel expense increased from $36,362 to $50,919 and from $109,365 to $150,393 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. These increases were the result of opening 341 take-n-bake locations in grocery stores throughout the country during the first nine months of 2011 compared to opening 200 locations in the corresponding period of 2010.

Other operating expenses increased, as a percentage of total revenue, from 9.1% to 9.4% and decreased from 9.8% to 9.6% for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Actual operating expenses decreased from $167,994 to $165,286 and from $534,552 to $520,516 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010. These decreases were the result of management's effort to tightly control operating expenses. The percentage increase in the three-month period was the result of a slight decrease in total revenue and the percentage decrease in the nine-month period was the result of a slight increase in total revenue.

Restaurant expenses increased as a percentage of total revenue from 7.1% to 7.8% and from 7.0% to 7.1% for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in percentage for the three-month period was a result of the slight decrease in total revenue and the increase percentage in the nine-month period was a result of the increased restaurant activity as a result of same store sales increases. The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

General and administrative expenses increased as a percentage of total revenue from 21.2% to 22.9% and from 22.1% to 22.2% for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. General and administrative expense increased from $394,227 to $405,281 and from $1,204,003 to $1,217,099 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in general and administrative expense was primarily the result of an increase in the expense from amortization of stock options.

Total expenses increased as a percentage of total revenue from 57.5% to 63.7% and from 59.3% to 61.6% for the three-month and nine-month periods period ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Total expenses increased from $1,064,488 to $1,124,207 and from $3,225,643 to $3,357,441 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. These increases were primarily the result of the increase in trade show expense and travel expenses due to more openings. The Company opened a total of 357 locations in the nine-month period of 2011 compared to a total of 229 locations in the corresponding period in 2010.

Operating income decreased as a percentage of total revenue from 42.5% to 36.3% and from 40.7% to 38.4% for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Operating income decreased from $788,409 to $641,444 and from $2,214,700 to $2,090,716 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010.

Interest expense decreased as a percentage of total revenue from 6.2% to 5.6% and from 6.2% to 5.4% for the three-month and nine-month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. These decreases were primarily the result of a decrease in notes payable outstanding.

Net income from continuing operations decreased from $406,710 to $327,603 and from $1,133,050 to $1,084,540 for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in 2010.


Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising non-traditional locations and licensing grocery stores to sell take-n-bake pizza and the other retail products. The Company has chosen that strategy as a means to accelerate non-traditional unit growth by increasing revenue without the need to incur significant increase in expenses. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 1.4-to-1 at both September 30, 2011 and December 31, 2010.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, made advances to the Company to help fund principal payments due under its bank loan and payments related to discontinued operations. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 6 to the accompanying unaudited condensed consolidated financial statements and in Note 10 of the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2010. The Company issued an amended note in July 2011 in the principal amount of $1,055,821 to reflect the advances. The note provides for interest at the rate of 8% per annum to be paid monthly on the unpaid principal balance of the note and continuing on the first day of each calendar month thereafter until the note is paid in full. The Company has paid all the required interest payments to date. In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter up to and including March 1, 2013 in the amount of $200,000 per month with a final payment of any remaining principal balance to be paid on April 1, 2013.

On October 28, 2011, the Company entered into a Fifth Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank, National Association ("Wells Fargo") that amended the existing Loan Agreement dated August 25, 2005, between the Company and Wells Fargo, as previously amended (as so amended, the "Loan Agreement"). The Amendment reduces monthly principal payments and shortens the maturity date for borrowings under the loan from August 13, 2013 to October 1, 2012 at which date the principal balance payable will be $1,800,000. The Amendment maintains the current interest rate applicable to amounts borrowed of LIBOR plus 4.25% per annum, but increases the interest rate applicable to amounts borrowed under the Loan Agreement beginning July 1, 2012 to LIBOR plus 7.25% per annum.

Below are the monthly required principal amortization amounts under the Loan
Agreement:

                     Date                           Amount
                     ----                           ------
                October 1, 2011                    $125,000
                November 1, 2011                          -
                December 1, 2011                   $125,000
                January 1, 2012                    $125,000
                February 1, 2012                   $200,000
                March 1, 2012                      $200,000
                April 1, 2012                      $200,000
                May 1, 2012                        $200,000
                June 1, 2012                       $200,000
                July 1, 2012                       $200,000
                August 1, 2012                     $200,000
                September 1, 2012                  $200,000
                October 1, 2012                  $1,800,000

As a result of the financial arrangements described above and the Company's cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company's cash flow projections are based on the Company's strategy of focusing entirely on growth in non-traditional venues and the growth in the number of grocery store locations licensed to sell the take-n-bake pizza and other retail products for grocery stores.

In February 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Company's Loan Agreement(approximately $1,375,000 as of November 5, 2011) at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to market acceptance of recently introduced products, competitive factors and pricing pressures, the current litigation with certain former traditional franchisees, non-renewal of franchise agreements, shifts in market demand, compliance with the terms of the Company's bank credit agreement, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2011, the Company had outstanding variable rate interest-bearing debt in the aggregate principal amount of $3.8 million. The Company's current bank borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum through June 2012 and plus 7.25% per annum beginning July 1, 2012 adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2% per annum. Based upon the principal balance outstanding as of November 5, 2011 of $3.65 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $13,000 over the succeeding twelve-month period.

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

The Complaint was originally filed against the Company and certain of its officers and certain institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. Initially there were approximately 14 groups of franchisee-Plaintiffs. Since the inception of the lawsuit, the Court has dismissed the claims against the institutional lenders. In addition, one group of franchisee-Plaintiffs voluntarily dismissed its claims against the Company, another group settled by paying a fee to the Company in exchange for the Company dismissing its counterclaim against that Plaintiff and the Court held another group of franchisee-Plaintiffs in contempt and dismissed its claims with prejudice.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the aggregate approximate amount of $3.6 million plus attorney's fees, interest, cost of collection and punitive damages in certain instances. The Company intends to prosecute the counterclaims and obtain and execute on judgments against the Plaintiffs.

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

The Plaintiffs filed a motion with the Court asking it to correct errors and to reconsider the Order for summary judgment. The motion was deemed denied on April 25, 2011. The deadline for filing a notice of appeal expired on May 25, 2011 and none was filed.

On June 28, 2011, Plaintiffs filed a motion asking the Court to reconsider its Order of December 23, 2010 making it an "Interlocutory" order instead of a "Final" order. The Company filed its response opposing that motion. However, on June 8, 2011 Plaintiffs filed an appeal with the Indiana Court of Appeals. On July 14, 2011, the Company filed a motion with the Indiana Court of Appeals to dismiss the appeal on the grounds that the appeal was filed after the deadline of May 25, 2011 for filing of an appeal. On July 29, 2011, Plaintiffs filed a motion with the Indiana Court of Appeals to voluntarily dismiss the appeal. Also, on July 29, 2011, Plaintiffs filed a motion with the trial court to reset the hearing on the motion to reconsider the order of December 23, 2010. The Company filed a motion opposing the voluntary withdrawal of appeal in the Indiana Court of Appeals asking the Court to rule on the Company's motion to dismiss the appeal with prejudice. On August 18, 2011 the Court of Appeals entered an order dismissing the Plaintiffs' appeal with prejudice. Therefore, the Company filed a motion in the trial court asking the Court to dismiss Plaintiffs' July 29, 2011 motion as moot. On October 27, 2011, the Court entered an Order dismissing all of the July 29, 2011 motion as moot, except for allegations of misconduct by an adverse party. That allegation is set for hearing on November 15, 2011.

On September 21, 2011, the Company filed motions for partial summary judgment as to liability against all remaining Plaintiffs on the Company's counterclaims. Plaintiffs' responses to those motions were due on November 2, 2011, however, Plaintiffs requested a two-day extension until November 4, 2011. Plaintiff's actually filed their response on November 7, 2011. After reviewing the response, the Company will file a reply and the Court has set a hearing on those motions for December 6, 2011.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 23.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        NOBLE ROMAN'S, INC.



                        By: /s/  Paul W. Mobley
                            ---------------------------------------------------
                            Paul W. Mobley, Chairman, Chief Executive Officer, Chief Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Date:  November 10, 2011

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

           10.10 Fourth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated July 19, 2011, filed on August 10, 2011, is incorporated herein by reference.

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