Form 10-K
period 2011-12-31
NOBLE ROMANS INC
filed 2012-03-13
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the fiscal year ended December 31, 2011.

---     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the transition period from       to       .
                                                            -----    -----
                         Commission file number 0-11104

                               NOBLE ROMAN'S, INC.
             (Exact name of registrant as specified in its charter)

             Indiana                                          35-1281154
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

Large Accelerated Filer   [ ]                    Accelerated Filer          [ ]
Non-Accelerated Filer     [ ]                    Smaller Reporting Company  [X]
(do not check if a smaller
  reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $7.2 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,489,317 shares of common stock as of March 1, 2012.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant's 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2011
                                Table of Contents

Item # in
Form 10-K                                                                 Page
                                     PART I

1.      Business                                                             4
1A.     Risk Factors                                                        11
1B.     Unresolved Staff Comments                                           14
2.      Properties                                                          15
3.      Legal Proceedings                                                   15

                                     PART II

5.      Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                   16
6.      Selected Financial Data                                             18
7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               18
7A.     Quantitative and Qualitative Disclosures About Market Risk          26
8.      Financial Statements and Supplementary Data                         27
9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                43
9A.     Controls and Procedures                                             43
9B.     Other Information                                                   44

                                    PART III

10.     Directors, Executive Officers and Corporate Governance              44
11.     Executive Compensation                                              44
12.     Security Ownership of Certain Beneficial Owners and Management and
        Related Stockholder Matters                                         44
13.     Certain Relationships and Related Transactions, and Director
        Independence                                                        44
14.     Principal Accounting Fees and Services                              45

                                     PART IV

15.     Exhibits, Financial Statements Schedules                            45

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy and Canada. Although from 2005 to2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (i) selling franchises for non-traditional locations primarily in convenience stores and entertainment facilities and (ii) license agreements for grocery stores to sell the Noble Roman's Take-n-Bake Pizza. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the "Company" are to Noble Roman's, Inc. and its subsidiaries, unless the context requires otherwise.

Products & Systems
------------------

The Company's non-traditional franchises provide high-quality products, simple operating systems, labor minimizing operations and attractive food costs.

Noble Roman's Pizza

The hallmark of Noble Roman's Pizza is "Superior quality that our customers can taste." Every ingredient and process has been designed with a view to produce superior results.

     o Crust made with only specially milled flour with above average protein and yeast.
     o Fresh packed, uncondensed sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
     o 100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
     o 100% real meat toppings, again with no additives or extenders - a distinction compared to many pizza concepts.
     o Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
     o An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
     o A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman's Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores and as a stand-alone offering for grocery stores. The take-n-bake program in grocery stores is being offered as a license agreement rather than a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise agreement. The

Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for increased home baking performance.

Tuscano's Italian Style Subs

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for some of the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

Tuscano's Grab-N-Go Subs

Noble Roman's has developed a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. Franchisees that opened prior to the development of the grab-n-go service system may add it as an option. The grab-n-go system has already been integrated into the operations of several existing locations and is now available to all franchisees. New, non-traditional franchisees have the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a Noble Roman's franchise or license.


Business Strategy
-----------------

The Company's business strategy can be summarized in the following 4 points:

1.  Focus on revenue expansion through two primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes that in today's macroeconomic circumstances, it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a substantially less investment compared to a stand-alone traditional location. Non-traditional franchises and licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Although the Company's current focus is on non-traditional franchise or license expansion, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

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

Licensing the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees. Since September 2009, when the Company started offering take-n-bake pizza to grocery store chains, through March 8, 2012, the Company has signed agreements with 1,016 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in approximately 833 of those locations. The Company is currently in discussions with numerous grocery store operators for additional take-n-bake locations. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, to add to the appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

At the start of 2011, seeking to supplement the take-n-bake pizza offering and expand merchandising space, the Company introduced several carton-to-shelf retail items that require no assembly at the grocery store and help expand the merchandising visibility of the Noble Roman's brand. These items include Noble Roman's Pasta Sauce, Noble Roman's Deep-Dish Lasagna with Italian Sausage, Noble Roman's Spicy Cheese Sauce and Noble Roman's Cheesy Stix.

To further accelerate the growth of take-n-bake pizza in grocery stores, the Company has focused on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributors' current customer base. As of March 8, 2012, the Company had signed 11 grocery distributors to the program, and continues to pursue others as well.

2.  Leverage the results of extensive research and development advances.

The Company has invested a great deal in the time and effort to create what it considers to be competitive advantages in its product and systems for non-traditional and grocery take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process. The Company believes that the quality of its products, the cost effectiveness of those products, its relatively simple production and service systems as well as its diverse, modularized menu offerings contribute to the Company's strategic advantages and growth potential. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza which is sold to bake at home, and the new carton-to-shelf retail items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost requiring very low amounts of labor, allowing for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, the margins on selling Noble Roman's products, after cost of product and royalty, provides the franchisees with a gross margin on the sales of approximately 65% to 70%. The Company believes it maintains a competitive advantage in product cost by using carefully selected independent third-party manufacturers and independent third-party distributors. This allows the Company to contract for proprietary products and services with highly efficient suppliers that have the potential of keeping costs extremely low when compared to typical, competing systems whereby the franchisor attempts to own and operate production and distribution systems of their own much less efficiently.

3. Expand the Company's overall capacity to generate new franchises and licenses.

To increase the capacity of the Company to generate, follow-up on and close new franchise and licensing leads, the Company has made two strategic decisions. First, the Company's Chairman and CEO has assumed the lead position at all of the Company's trade shows across the country, which is the primary means for demonstrating its product and system advantages to thousands of prospective non-traditional and grocery operators. This focus by the Company's CEO has underscored the Company's current, overriding orientation towards new revenue generation. Additionally, in January 2012, the Company recruited a new, proven sales executive to further help generate, follow-up on and close leads for new franchises, with a particular focus on its non-traditional convenience store and travel plaza venues. The Company was able to accomplish this without increasing corporate overhead by eliminating other positions and spreading those responsibilities across other, existing personnel.

4. Aggressively communicate the Company's competitive advantages to its target market of potential franchisees and licensees.

The Company utilizes four basic methods of reaching potential franchisees and licensees, and utilizes these methods to communicate its product and system advantages. These methods include calling from both acquired and in-house prospect lists, frequent direct mail campaigns to targeted prospects, web-based lead capturing, and live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at carefully selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product's quality to demonstrate the advantages of the Company's product quality. The Company carefully selects those national and regional trade and food shows where it either has an existing relationship or considerable previous experience to know that fruitful lead generation has a high probability.

Business Operations
-------------------

Distribution
------------

Primarily all of the Company's products are manufactured pursuant to the Company's recipes and formulas by third-party manufacturers pursuant to contracts between the Company and the various manufacturers. The contracts require the manufacturers to produce various ingredients and sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 11 primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all ingredients to meet the needs of the Company's franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories. The primary distributors purchase the ingredients from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distribute the ingredients to the franchisee/licensee at a price fixed by the distribution agreement, which is their landed cost plus a contracted mark-up for distribution. Payment terms to the distributor are agreed upon between each franchisee/licensee and the distributor. In addition, the Company has 11 grocery store distributors located in various parts of the country which are required to buy their products from one of the primary distributors to distribute take-n-bake products to their grocery store customers.

Franchising
-----------

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fee is as follows:

--------------------------------------------------------------------------------
                              Non-Traditional,                     Traditional
Franchise                     except Hospitals      Hospitals      Stand-Alone
--------------------------------------------------------------------------------
Noble Roman's Pizza              $  6,000            $10,000         $15,000
--------------------------------------------------------------------------------
Tuscano's Subs                   $  6,000            $10,000         $15,000
--------------------------------------------------------------------------------
Noble Roman's & Tuscano's        $10,000             $18,000         $18,000
--------------------------------------------------------------------------------

The franchise fees are paid upon signing the Franchise Agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are controlled by a supply agreement. The supply agreement generally requires the licensee to purchase proprietary ingredients from a Noble Roman's approved distributor, to assemble the products using only Noble Roman's approved ingredients and recipes, to package the products using shrink wrap, to place the products in Noble Roman's Pizza boxes and to display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price, on the key ingredients for a fee to the Company in lieu of royalty. The distributors are to segregate this additional mark-up upon invoicing the licensee and hold such mark-up in trust for the Company and remit such fees to the Company within ten days after the end of each month.

Competition
-----------

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Actions by one or more of the Company's competitors could have an adverse effect on the Company's ability to sell additional franchises or licenses, maintain and renew existing franchises or licenses, or sell its products. Many of the Company's competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise and license segment of the restaurant industry, management has defined what it believes to be certain competitive advantages for the Company. First, some of the Company's competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants. Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees.

The Company is not faced with any significant geographic restrictions in this regard.

Most of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees or licensees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and cost controlling franchise or license unit operations which may be of material benefit to franchisees or licensees.

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. The Company's sales of take-n-bake pizza in grocery stores are slower during the summer months, especially when the weather is hot. Sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees or licensees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of March 1, 2012, the Company employed approximately 22 persons full-time and 16 persons on a part-time, hourly basis, of which 20 of the full-time employees are employed in sales and service of the franchise/license units and two of the full-time employees and the 16 employed on a part-time basis manage and work at the two Company locations. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

The Company is subject to regulation by the Federal Trade Commission ("FTC") and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

Officers of the Company
-----------------------

Chief Executive Officer and Chairman of the Board - Paul W. Mobley* has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991 and a Director since 1974. Mr. Mobley was President of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby's franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President. He is the father of A. Scott Mobley. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

Chief Operating Officer, President, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since January 1992, and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

Executive Vice President of Franchising - Troy Branson* has been Executive Vice President of Franchising for the Company since November 1997 and from 1992 to 1997, he was Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

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

Vice President of National Franchise Sales - Juel Tillery has been Vice President of National Franchise Sales since January 2012. Before joining the Company, Mr. Tillery was the founder of MaggieMoo's Ice Cream as well as the

Director of Business Development for Hot Stuff Pizza. Prior to that he had many years experience with both Pizza Inn and McDonald's. Mr. Tillery has an MBA from St. Mary's College of the Plains.

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

*Each of Messieurs Paul W. Mobley, A. Scott Mobley and Troy Branson are "executive officers" of the Company for purposes of the Securities Exchange Act of 1934, as amended.

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

Dependence on growth strategy.

The Company's primary growth strategy includes selling new franchises or licenses for non-traditional locations. The opening and success of new non-traditional locations will depend upon various factors, including the traffic generated by and viability of the underlying activity or business, the ability of the franchisee and licensee to operate their locations, their ability to comply with applicable regulatory requirements and the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional or take-n-bake locations.

Dependence on success of franchisees and  licensees.

Most of the Company's earnings comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company's employees. The Company provides training and support to franchisees and licensees but the quality of the store operations may be diminished by any number of factors beyond the Company's control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company's standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company's image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company's intellectual property or reputation.

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

As described in Item 3 of this report, the Company is a defendant in a lawsuit filed by certain of its former traditional franchisees. The Company has been awarded summary judgment dismissing substantially all the claims against the Company and the Plaintiffs' time for appeal has expired. This matter has been time-consuming, expensive and distracting to the Company's management. The Company will continue to pursue its counterclaims against the Plaintiffs and has been awarded partial summary judgment as to liability. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial.

Refinancing of bank loan.

The Company has engaged Concord Financial Advisors, LLC to assist it in refinancing the Company's bank loan which matures in October 2012. Several banks have expressed interest in providing the refinancing and the Company expects to refinance the outstanding balance of its bank loan before maturity. There can be no assurance, however, that it will be able to refinance its bank loan on favorable terms or at all.

The Company is subject to Indiana law with regard to purchases of our stock.

Certain provisions of Indiana law applicable to the Company could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of its common stock. These provisions include prohibitions against certain business combinations with persons or groups of persons that become "interested shareholders" (persons or groups of persons who are beneficial owners of shares with voting power equal to 10% or more) unless the board of directors approves either the business combination or the acquisition of stock before the person becomes an "interested shareholder."

The Company and its franchisees are subject to various federal, state and local laws with regard to the operation of the businesses.

The Company is subject to regulation by the FTC and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing certain specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchise units.

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

The Company is not now required to comply with the external assurance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, but could become subject to them in the future. Section 404 requires the Company to evaluate and report on the system of internal controls over financial reporting, however, the Company is not currently required to have its independent registered public accountants report on management's evaluation of our system of internal controls or certify its compliance with the rules related to its system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could adversesly affect our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL 739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions failed and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted our request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,276 by April 23, 2012. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however, the Company was granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material fact but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other cost of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial.

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

                                    2010                    2011
                                    ----                    ----
      Quarter Ended:           High       Low          High      Low
      --------------           ----      -----         ----     -----
      March 31                $ .95      $ .66        $1.08     $ .87
      June 30                 $1.15      $ .78        $1.12     $ .81
      September 30            $1.10      $ .85        $1.01     $ .76
      December 31             $1.09      $ .90        $ .92     $ .55

Holders of Record
-----------------

As of March 1, 2012, there were approximately 282 holders of record of the Company's common stock and 20 holders of preferred stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends
---------

The Company has never declared or paid dividends on its common stock. The Company's current loan agreement, as described in Note 3 of the notes to the Company's consolidated financial statements, prohibits the payment of dividends.

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                       Number of Securities to       Weighted-average        equity compensation
                                       be issued upon exercise      exercise price of         plans (excluding
                                       of outstanding options,     outstanding options,    securities reflected in
                                         warrants and rights       warrants and rights           column (a))
   Plan Category                                  (a)                      (b)                      (c)
----------------------------------     ------------------------    -------------------     ------------------------
Equity compensation plans approved
by stockholders                                    -                      $ -                        -

Equity compensation plans not
approved by stockholders                       3,000,500                  $ .95                     (1)

Total                                          3,000,500                  $ .95                      -

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

ITEM 6.  SELECTED FINANCIAL DATA            (In thousands except per share data)

                                                                   Year Ended December 31,
                                                  ------------------------------------------------------
Statement of Operations Data:                       2007       2008        2009       2010        2011
                                                  --------   --------    --------   --------    --------
Royalties and fees                                $ 10,411   $  7,562    $  6,949   $  6,726    $  6,814
Administrative fees and other                           68         48          64         40          44
Restaurant revenue                                   1,088      1,432         537        505         518
                                                  --------   --------    --------   --------    --------
      Total revenue                                 11,567      9,042       7,550      7,271       7,376
Operating expenses                                   4,371      3,184       2,247      2,150       2,202
Restaurant operating expenses                        1,011      1,369         497        502         508
Depreciation and amortization                           97         92          79         66         124
General and administrative                           1,680      1,625       1,485      1,610       1,620
                                                  --------   --------    --------   --------    --------
      Operating income                               4,408      2,772       3,242      2,943       2,922
Interest and other                                     651        616         467        441         390
                                                  --------   --------    --------   --------    --------
Income before income taxes from continuing
      operations                                     3,757      2,156       2,775      2,502       2,532
Income taxes                                         1,268        733       1,099        991       1,003
                                                  --------   --------    --------   --------    --------
      Net income from continuing operations          2,489      1,423       1,676      1,511       1,529

Loss from discontinued operations                     --       (3,824)       --       (1,201)       (710)
                                                  --------   --------    --------   --------    --------
      Net income (loss)                           $  2,489   $ (2,401)   $  1,676   $    310    $    819
      Cumulative preferred dividends                   127         66          66         91          99
                                                  --------   --------    --------   --------    --------
      Net income (loss) available to common
          stockholders                            $  2,361   $ (2,467)   $  1,610   $    219    $    720
                                                  ========   ========    ========   ========    ========

Weighted average number of common shares            17,676     19,213      19,412     19,415      19,458
          Net income from continuing operations   $    .14   $    .07    $    .09   $    .08    $    .08
          Net income (loss) per share                  .14       (.13)        .09        .02         .04
          Net income (loss) available to common   $    .13   $   (.13)   $    .08   $    .01    $    .04
              stockholders

Balance Sheet Data:

Working capital (deficit)                         $  3,806   $    551    $  1,517   $    927    $   (852)*
Total assets                                        17,469     17,278      16,683     16,895      17,224
Long-term obligations, net of current portion        4,125      5,625       4,125      3,481       1,256
Stockholders' equity                              $ 11,312   $  8,962    $ 10,623   $ 10,885    $ 11,728

* The Company's bank loan is classified as a current liability due to it's stated maturity on October 1, 2012.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza," "Tuscano's Italian Style Subs," "Noble Roman's Take-N-Bake Pizza" and "Tuscano's Grab-N-Go Subs." We believe the attributes of our franchise include high quality products, simple operating systems, labor-minimizing operations, attractive food costs and overall affordability.

There were 1,112 franchised or licensed outlets in operation on December 31, 2010 and 1,583 on December 31, 2011. During that twelve-month period there were 485 new franchised or licensed outlets opened and 14 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and re-offering them. Therefore, it is unknown if any grocery store licenses have left the system.

As discussed in Note 1 of the notes to the Company's consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At December 31, 2010 and 2011 the Company reported net accounts and notes receivable of $2.672 million and $3.713 million, respectively, which were net of allowances to reflect the amount the Company expects to realize for the receivables. The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected. The Company has provided an accrual for estimated future expense related to its discontinued operations in the amount of $128,246 as of December 31, 2010 and $162,524 as of December 31, 2011, which was primarily to provide for future legal expenses for the litigation described in "Legal Proceedings" of this report which involves the discontinued operations of the Company. The Company, at December 31, 2010 and December 31, 2011, had a deferred tax asset on its balance sheet totaling $11.551 million and $11.013 million, respectively. After reviewing expected results from the Company's current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, most of which expire between 2012 and 2028.

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

               Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                      Years Ended December 31,
                                  --------------------------------------------------------------
                                            2009                  2010                  2011
                                            ----                  ----                  ----
Royalties and fees                $6,949,192    92.1%   $6,725,769    92.5%   $6,813,946    92.4%
Administrative fees and other         63,503      .8        40,312      .6        44,448      .6
Restaurant revenue                   536,885     7.1       505,022     6.9       517,679     7.0
                                  ----------   -----    ----------   -----    ----------   -----
     Total revenue                 7,549,580   100.0     7,271,103   100.0     7,376,073   100.0

Franchise-related operating
  expenses:
     Salaries and wages            1,057,675    14.0       970,652    13.3       970,966    13.2
     Trade show expense              309,827     4.1       301,940     4.2       351,907     4.8
     Travel expense                  134,350     1.8       157,973     2.2       191,695     2.6
     Other operating expense         745,376     9.8       719,316     9.9       687,519     9.3
Restaurant expenses                  496,614     6.6       501,976     6.9       507,838     6.9
Depreciation                          78,777     1.0        66,578      .9       124,009     1.6
General and administrative         1,485,356    19.7     1,610,123    22.1     1,619,778    22.0
                                  ----------   -----    ----------   -----    ----------   -----

     Operating income              3,241,605    43.0     2,942,545    40.5     2,922,361    39.6

Interest and other expense           466,944     6.2       440,512     6.1       390,858     5.3
                                  ----------   -----    ----------   -----    ----------   -----

     Income before income taxes    2,774,661    36.8     2,502,033    34.4     2,531,504    34.3
Income taxes                       1,099,044    14.6       991,056    13.6     1,002,730    13.7
                                  ----------   -----    ----------   -----    ----------   -----
     Net income from continuing
          operations              $1,675,617    22.2%   $1,510,977    20.8%   $1,528,774    20.6%
                                  ==========   =====    ==========   =====    ==========   =====

2011 Compared with 2010
-----------------------

Total revenue increased from $7,271,103 in 2010 to $7,376,073 in 2011. One-time fees, franchisee fees and equipment commissions ("upfront fees") decreased from $376,613 in 2010 to $255,236 in 2011. Royalties and fees increased from $6,349,156 in 2010 to $6,558,710 in 2011. The breakdown of royalties and fees, less upfront fees, were; royalties and fees from non-traditional franchises other than grocery stores were $4,425,822 in 2010 and $4,023,177 in 2011; fees from the grocery store take-n-bake were $462,625 in 2010 and $1,166,650 in 2011; and royalties and fees from traditional locations were $1,460,709 in 2010 and $1,368,883 in 2011. Included in royalties and fees from traditional locations were $1,180,000 in 2010 and $1,020,000 in 2011 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Total fees increased from $462,625 in 2010 to $1,166,650 in 2011 from grocery store take-n-bake locations primarily as a result of adding new locations. The increase of revenue from grocery store take-n-bake locations was offset by decreases in royalties and fees from non-traditional locations other than grocery stores and traditional locations. Royalties and fees from non-traditional locations decreased from $4,425,822 in 2010 to $4,023,177 in 2011. This decrease was primarily the result of loss in revenue from bowling centers and attractions offset by an increase of 19 in the number of non-traditional locations. Royalties and fees from traditional locations decreased from $1,460,709 in 2010 to $1,368,883 in 2011. This decrease was the result of a decrease from $1,180,000 in 2010 to $1,020,000 in 2011 in royalties and fees recognized as collectible from traditional locations which are no longer operating and the loss of eight traditional franchises.

Restaurant revenues increased from $505 thousand in 2010 to $518 thousand in 2011. This increase was the result of same store sales increasing. The Company only operates two restaurants for testing and demonstration purposes.

Salaries and wages decreased from 13.3% of revenue in 2010 to 13.2% of revenue in 2011. This small decrease was primarily the result of increased revenue. Actual salaries and wages were approximately the same in 2010 and 2011.

Trade show expenses increased from 4.2% of revenue in 2010 to 4.8% of revenue in 2011. This increase was the result of more trade show activity, primarily grocery store shows, as a result of adding more grocery store distributors. Actual trade show expenses increased from $302 thousand in 2010 to $352 thousand in 2011.

Travel expenses increased from 2.2% of revenue in 2010 to 2.6% of revenue in 2011. This increase was primarily the result of the number of grocery store take-n-bake licenses opening throughout the country in locations farther away from the headquarters partially offset by increased revenue. Actual travel expenses increased from $158 thousand in 2010 to $192 thousand in 2011.

Other operating expenses decreased from 9.9% of revenue in 2010 to 9.3% in 2011. This decrease was primarily the result of tightly controlling operating expenses. Actual other operating expenses decreased from approximately $719 thousand in 2010 to $688 thousand in 2011.

Restaurant expenses remained the same at 6.9% of revenue in 2010 and 2011. The Company only operates two restaurants for testing and demonstration purposes and does not intend to operate any more restaurants.

General and administrative expenses decreased from 22.1% of revenue in 2010 to 22.0% of revenue in 2011. Actual general and administrative expenses were $1.610 million in 2010 and $1.620 million in 2011. The decrease in percentage was a result of increase in revenue. Actual operating expenses only showed a slight increase as a result of tightly controlling costs.

Operating income remained approximately the same at $2.9 million in 2010 and 2011. The small increase in total revenue was offset by small increases in trade show expense and travel expense.

Interest expense decreased from 6.1% of revenue in 2010 to 5.3% of revenue in 2011. This decrease was a result of a decrease in interest expense and by an increase in revenue. Actual interest expense was $441 thousand in 2010 compared to $391 thousand in 2011 due to a decrease in average outstanding borrowings partially offset by an increase in interest rate during the fourth quarter of 2010.

Net income from continuing operations increased slightly from $1.511 million in 2010 to $1.529 million in 2011. This increase was primarily the result of the increase in total revenue.

Net income per share from continuing operations remained the same at $.08 per share in both 2010 and 2011. The weighted average shares outstanding was 19.414 million in 2010 and 19.458 million in 2011. The diluted net income per share from continuing operations remained the same at $.08 per share in 2010 and 2011.

Loss on discontinued operations was $0 in 2009, $1.2 million in 2010 and $710 thousand in 2011. The Company made the decision in late 2008 to discontinue the business of operating traditional restaurants, which had been acquired from struggling franchisees and later sold to new franchisees, and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to defend the Heyser lawsuit, as described in Note 10 of the notes to the accompanying consolidated financial statements. The Company reported an additional loss of $1.2 million in 2010 as the accrual for legal cost estimate in 2008 was insufficient and additional accrual was required. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore charged to loss on discontinued operations. The Company had an additional loss of $710 thousand in 2011 relating to the operations that were discontinued in 2008 for an additional accrual of legal and other costs related to the Heyser lawsuit and the charge-off of some additional receivables originating in 2007 and 2008 relating to the operations that were discontinued. An additional accrual was necessary, primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs filed numerous motions for reconsideration and an appeal, all of which created additional legal and other expenses.

2010 Compared with 2009
-----------------------

Total revenue decreased from $7,549,580 in 2009 to $7,271,103 in 2010. One-time fees, franchisee fees and equipment commissions ("upfront fees") increased from $241,959 in 2009 to $376,613 in 2010. Royalties and fees decreased from $6,707,233 in 2009 to $6,349,156 in 2010. The breakdown of royalties and fees, less upfront fees, are royalties and fees from non-traditional franchises other than grocery stores were $6,094,405 in 2009 and $4,425,822 in 2010; fees from the grocery store take-n-bake were $34,553 in 2009 and $462,625 in 2010; and royalties and fees from traditional locations were $578,275 in 2009 and $1,460,709 in 2010. Included in royalties and fees from traditional locations were $150,000 in 2009 and $1,180,000 in 2010 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

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

Travel expenses increased from 1.8% of revenue in 2009 to 2.2% of revenue in 2010. This increase was primarily the result of the number of grocery store take-n-bake licenses opening throughout the country in locations farther away from the headquarters combined with the decrease in total revenue. Actual travel expenses increased from $134 thousand in 2009 to $158 thousand in 2010.

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

Interest expense decreased from 6.2% of revenue in 2009 to 6.1% of revenue in 2010. This was a result of a decrease in interest expense partially offset by the decrease in revenue as noted above. Actual interest expense was $467 thousand in 2009 compared to $441 thousand in 2010 due to a decrease in average outstanding borrowings partially offset by an increase in interest rate during the fourth quarter of 2010.

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

Loss on discontinued operations was $3.8 million in 2008, $0 in 2009 and $1.2 million in 2010. The loss on discontinued operations in 2008 was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. Noble Roman's made the decision in late 2008 to discontinue that business and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to defend the Heyser lawsuit, as described in Note 10 of the notes to the accompanying consolidated financial statements. The Company reported an additional loss of $1.2 million in 2010 as the accrual for legal cost estimate in 2008 was insufficient and additional accrual was required. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore charged to loss on discontinued operations.

Impact of Inflation
-------------------

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee. The commodity prices, primarily cheese and meats, were at normal levels, near the ten-year average, in 2009; however, commodity prices increased dramatically in the last half of 2010 and into 2011 until near the end of 2011. During the first portion of 2012 commodity prices stabilized and cheese prices, which make up the single largest cost of a pizza, have returned to near the ten-year average. Labor cost has remained relatively constant in the past two years and, in addition, any labor cost increase in the future for our franchisees will be mitigated by the relatively low labor requirements of the Company's franchise concepts.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising non-traditional locations and licensing grocery stores to sell take-n-bake pizza and other retail products. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was .8-to-1 as of December 31, 2011 compared to 1.2-to-1 at December 31, 2010. The Company's bank loan was classified as a current liability as of December 31, 2011, due to its stated maturity in October of 2012.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $855,821 in 2010 and $400,000 in 2011 for a total of $1,255,821 to help fund $1,125,000 in principal payments in 2010 and $925,000 in 2011 due under its bank loan and to help fund $933,809 in payments related to discontinued operations in 2010 and $709,816 in payments related to discontinued operations in 2011. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the notes to the accompanying consolidated financial statements. The advances are evidenced by a promissory note in the amount of $1,255,821, which provides for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010, and has continued on the first day of each calendar month thereafter and will continue until the note is paid in full, at the rate of 8% per annum, and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on January 1, 2013 and on the first day of each calendar month thereafter in the amount of $100,000 per month through November 1, 2013 and $155,821 on December 1, 2013. The Third Amendment to the Loan Agreement with Wells Fargo states that no principal payment on the officer note can commence until the Wells Fargo loan is paid in full.

On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Second Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010. On March 10, 2011, the Company executed a Third Amendment to the Loan Agreement with Wells Fargo Bank (the "Third Amendment") reducing principal payments to $25,000 per month for March and April 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. On July 19, 2011, the Company executed a Fourth Amendment to the Loan Agreement with Wells Fargo Bank (the "Fourth Amendment") adjusting the principal payments and shortening the maturity to October 1, 2012. In addition, the Fourth Amendment keeps the interest rate at LIBOR plus 4.25% per annum through and including June 1, 2012 and LIBOR plus 7.25% per annum thereafter. In addition, the principal payments were further amended by an additional amendment, on January 30, 2012, to the Loan Agreement with Wells Fargo Bank as follows:

         February 1, 2012           $    50,000
         March 1, 2012              $    75,000
         April 1, 2012              $   125,000
         May 1, 2012                $   200,000
         June 1, 2012               $   200,000
         July 1, 2012               $   200,000
         August 1, 2012             $   200,000
         September 1, 2012          $   200,000
         October 1, 2012            $ 2,250,000

The Company has engaged Concord Financial Advisors, LLC to assist it in refinancing the Company's bank loan which matures in October 2012. Several banks have expressed interest in providing the refinancing and the Company expects to refinance the outstanding balance of its bank loan before maturity. There can be no assurance, however, that it will be able to refinance its bank loan on favorable terms or at all.

In February 2008, the Company elected to trade its previous interest rate swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Company's loan agreement, as amended (approximately $1.125 million as of March 1, 2012), at an annual interest rate of 8.2%.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2011:

                                 Less than                             More than
                     Total        1 year      1-3 Years    3-5 Years    5 years
                   ----------   ----------   ----------   ----------   ---------
Long-term debt     $4,830,821   $3,575,000   $1,255,821   $     --     $    --
Operating leases      820,561      229,178      461,830      129,553
                   ----------   ----------   ----------   ----------   ---------
     Total         $5,651,382   $3,804,178   $1,717,651   $  129,553   $    --
                   ==========   ==========   ==========   ==========   =========

Forward-Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, general economic conditions and other factors including, but not limited to, the

Company's ability to refiance its bank loan at or before maturity, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt under its bank loan. As of December 31, 2011, the Company had outstanding interest-bearing debt to the bank in the aggregate principal amount of $3.575 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum adjusted on a monthly basis through and including June 1, 2012 and thereafter LIBOR plus 7.25%. To mitigate interest rate risk, the Company traded its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. Based upon the principal balance outstanding as of March 1, 2012 of $3.375 million for each 1.0% increase in LIBOR, the Company would incur increased interest expense of approximately $8,256 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                                          December  31,
                                                                                  ----------------------------
                                      Assets                                          2010            2011
                                                                                  ------------    ------------
Current assets:
   Cash                                                                           $    337,044    $    233,296
   Accounts and notes receivable - net                                                 920,304         884,811
   Inventories                                                                         316,913         338,447
   Assets held for resale                                                              246,278         252,552
   Prepaid expenses                                                                    235,778         278,718
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,456,317       3,387,824
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,139,050       1,147,109
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,151,333       1,159,392
   Less accumulated depreciation and amortization                                      784,282         851,007
                                                                                  ------------    ------------
          Net property and equipment                                                   367,051         308,385
Deferred tax asset (net of current portion)                                         10,150,558       9,613,399
Other assets including long-term portion of notes receivable - net                   2,920,853       3,914,523
                                                                                  ------------    ------------
                      Total assets                                                $ 16,894,779    $ 17,224,131
                                                                                  ============    ============
                           Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                              $  1,875,000    $  3,575,000
   Accounts payable and accrued expenses                                               654,319         665,054
                                                                                  ------------    ------------
                Total current liabilities                                            2,529,319    $  4,240,054
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                     2,625,000            --
   Note payable to officer                                                             855,821       1,255,821
                                                                                  ------------    ------------
                Total long-term liabilities                                          3,480,821       1,255,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,419,317 issued and outstanding as of December 31, 2010 and 19,469,317 as of
      December 31, 2011)                                                            23,116,317      23,239,976
   Preferred stock (5,000,000 shares authorized, 20,625 issued and
      outstanding as of December 31, 2010 and December 31, 2011)                       800,250         800,250
   Accumulated deficit                                                             (13,031,928)    (12,311,970)
                                                                                  ------------    ------------
                Total stockholders' equity                                          10,884,639      11,728,256
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 16,894,779    $ 17,224,131
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                                   2009           2010            2011
                                                               ------------   ------------    ------------
Royalties and fees                                             $  6,949,192   $  6,725,769    $  6,813,946
Administrative fees and other                                        63,503         40,312          44,448
Restaurant revenue                                                  536,885        505,022         517,679
                                                               ------------   ------------    ------------
                Total revenue                                     7,549,580      7,271,103       7,376,073

Operating expenses:
     Salaries and wages                                           1,057,675        970,652         970,966
     Trade show expense                                             309,827        301,940         351,907
     Travel expense                                                 134,350        157,973         191,695
     Other operating expenses                                       745,376        719,316         687,519
     Restaurant expenses                                            496,614        501,976         507,838
Depreciation and amortization                                        78,777         66,578         124,009
General and administrative                                        1,485,356      1,610,123       1,619,778
                                                               ------------   ------------    ------------
              Operating income                                    3,241,605      2,942,545       2,922,361

Interest and other expense                                          466,944        440,512         390,858
                                                               ------------   ------------    ------------
         Income before income taxes from
                   continuing operations                          2,774,661      2,502,033       2,531,503

Income tax expense                                                1,099,044        991,056       1,002,729
                                                               ------------   ------------    ------------
         Net income from continuing operations                    1,675,617      1,510,977       1,528,774

Loss from discontinued operations net of tax benefit
    of $787,520 for 2010 and $465,570 for 2011                         --       (1,200,664)       (709,816)
                                                               ------------   ------------    ------------
          Net income                                              1,675,617        310,313         818,958
Cumulative preferred dividends                                       66,000         90,682          99,000
                                                               ------------   ------------    ------------
          Net  income available to common
             stockholders                                      $  1,609,617   $    219,631    $    719,958
                                                               ============   ============    ============

Earnings per share - basic:
    Net income from continuing operations                      $        .09   $        .08    $        .08
    Net loss from discontinued operations net of tax
       benefit                                                 $       --     $       (.06)   $       (.04)
    Net income                                                 $        .09   $        .02    $        .04
    Net income available to common
       stockholders                                            $        .08   $        .01    $        .04
Weighted average number of common shares
    outstanding                                                  19,412,499     19,414,367      19,457,810

Diluted earnings per share:
    Net income from continuing operations                      $        .08   $        .08    $        .08
    Net loss from discontinued operations net of tax benefit   $       --     $       (.06)   $       (.04)
    Net income                                                 $        .08   $        .02    $        .04
Weighted average number of common shares
    outstanding                                                  19,950,027     20,094,961      20,112,278

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                       Preferred                 Common Stock        Accumulated
                                         Stock            Shares        Amount         Deficit         Total
                                     ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2008         $    800,250      19,412,499    $ 23,023,250   $(14,861,176)   $  8,962,324

2009 net income                                                                        1,675,617       1,675,617

Cumulative preferred dividends                                                           (66,000)        (66,000)

Amortization of value of
    stock options                                                          50,910                         50,910
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2009         $    800,250      19,412,499    $ 23,074,160   $(13,251,559)   $ 10,622,851

2010 net income                                                                          310,313         310,313

Cumulative preferred dividends                                                           (90,682)        (90,682)

Amortization of value of
    stock options                                                          42,157                         42,157

Cashless exercise of warrants                               6,818
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2010         $    800,250      19,419,317    $ 23,116,317   $(13,031,928)   $ 10,884,639

2011 net income                                                                          818,958         818,958

Cumulative preferred dividends                                                           (99,000)        (99,000)

Amortization of value of
    stock options                                                         105,659                        105,659

Exercise of employee stock options                         50,000          18,000                         18,000
                                     ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2011         $    800,250      19,469,317    $ 23,239,976   $(12,311,970)   $ 11,728,256
                                     ============    ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                           Year ended December 31,
                                                                  -----------------------------------------
OPERATING ACTIVITIES                                                 2009            2010           2011
                                                                  -----------    -----------    -----------
     Net income                                                   $ 1,675,617    $   310,313    $   818,958
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               179,185        158,293        298,937
          Non-cash expense from loss on discontinued operations          --          187,330           --
          Deferred income taxes                                     1,099,044        991,056      1,002,729
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                      (315,597)        94,846         19,711
                  Inventories                                          (4,713)       (77,907)       (21,534)
                  Prepaid expenses                                    (19,757)         6,075        (42,940)
                  Other assets                                       (419,332)      (561,952)      (849,910)
             Increase (decrease) in:
                 Accounts payable and accrued expenses                (81,451)       219,654         10,736
                                                                  -----------    -----------    -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                     2,112,996      1,327,708      1,236,687
                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                               (45,211)        (5,738)        (8,059)
     Assets held for resale                                              (837)        (2,751)        (6,274)
                                                                  -----------    -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                    (46,048)        (8,489)       (14,333)
                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations             (652,522)      (933,809)      (709,816)
     Payment of cumulative preferred dividends                        (66,000)       (90,682)       (99,000)
     Payment of principal on outstanding debt                      (1,500,000)    (1,125,000)      (925,000)
     Payment received on long-term notes receivable                    33,810          8,612         33,417
     Payment of loan modification cost                                   --             --          (43,703)
     Proceeds of loan from officer                                       --          825,500        400,000
     Proceeds from the exercise of stock options                         --             --           18,000
                                                                  -----------    -----------    -----------

              NET CASH USED BY FINANCING ACTIVITIES                (2,184,712)    (1,315,379)    (1,326,102)
                                                                  -----------    -----------    -----------

Increase (decrease) in cash                                          (117,764)         3,840       (103,748)
Cash at beginning of year                                             450,968        333,204        337,044
                                                                  -----------    -----------    -----------
Cash at end of year                                               $   333,204    $   337,044    $   233,296
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

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization: The Company sells and services franchises and/or licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza," "Tuscano's Italian Style Subs," "Noble Roman's Take-N-Pizza" and "Tuscano's Grab-N-Go Subs." Unless the context otherwise indicates, reference to the "Company" are to Noble Roman's, Inc. and its wholly-owned subsidiaries.

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

As of December 31, 2010 and 2011, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs. The carrying value for this liability approximates its fair value, and is not material to the Company's 2010 or 2011 consolidated financial statements.

Fair Value of Financial Instruments: The Company's current bank borrowings are at a monthly variable rate tied to LIBOR. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $1.125 million as of March 1, 2012), at an annual interest rate of 8.2%.

The Company's swap is a derivative instrument that is designated as cash flow hedge because the swap provides a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap is accounted for as adjustments to interest expense. The financial liability was not material to the Company's 2010 or 2011 consolidated financial statements. There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, "Derivatives and Hedging."

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $481,939 with accumulated amortization at December 31, 2010 of $306,241 and December 31, 2011 of $364,510.

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

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by ASC "Exit or Disposal Cost Obligations" topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2011, the net operating loss carry-forward was approximately $26 million which expires between the years 2012 and 2028. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, all known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company's policy is to recognize penalties and interest as incurred in its Consolidated Statement of Operations, which were none for the years ended December 31, 2009, 2010 and 2011. The Company's federal and various state income tax returns for 2008 through 2011 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2009:

                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------  ---------
Net income                                $ 1,675,617
Less preferred stock dividends                (66,000)

Earnings per share - basic
Income available to common
    stockholders                            1,609,617     19,412,499     $ .08
Effect of dilutive securities
    Warrants                                     --             --
    Options                                      --          170,862
    Convertible preferred stock                66,000        366,666
                                          -----------    -----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $ 1,675,617     19,950,027     $ .08

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2010:

                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------  ---------

Net income                                $  310,313
Less preferred stock dividends               (90,682)

Earnings per share - basic
Income available to common
    stockholders                             219,631    19,414,367       $ .01
Effect of dilutive securities
    Options                                     --         313,928
    Convertible preferred stock               90,682       366,666
                                          -----------    -----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $  310,313    20,094,961       $ .02


The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------  ---------

Net income                                $  818,958
Less preferred stock dividends               (99,000)

Earnings per share - basic
Income available to common
    stockholders                             719,958    19,457,810       $ .04
Effect of dilutive securities
    Options                                     --         287,802
    Convertible preferred stock               99,000       366,666
                                          -----------    -----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions               $  818,958    20,112,278       $ .04


Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K. There were no subsequent events that required recognition or disclosure except for the January 30, 2012 loan amendment discussed in Note 3.

Note 2:  Accounts and Notes Receivable

At December 31, 2010 and 2011, the carrying value of the Company's accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2010 and 2011 will be collected.

Note 3:  Notes Payable

On February 4, 2008, the Company entered into a First Amendment to Loan Agreement (the "Amendment") with Wells Fargo Bank N.A., that amended the existing Loan Agreement between the Company and Wells Fargo (the "Loan Agreement"). The Amendment provided for Wells Fargo to loan an additional $3.0 million to the Company. The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013. On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the "Second Amendment") with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo. Pursuant to the Second Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010. On March 10, 2011, the Company executed a Third Amendment to the Loan Agreement with Wells Fargo Bank (the "Third Amendment") reducing principal payments to $25,000 per month for March and April 2011. In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. On July 19, 2011, the Company executed a Fourth Amendment to the Loan Agreement with Wells Fargo Bank (the "Fourth Amendment") adjusting the principal payments and shortening the maturity to October 1, 2012. In addition, the Fourth Amendment keeps the interest rate at LIBOR plus 4.25% per annum through and including June 1, 2012 and LIBOR plus 7.25% per annum thereafter. In addition, the principal payments were further amended by an additional amendment, on January 30, 2012, to the Loan Agreement with Wells Fargo Bank as follows:

         February 1, 2012           $    50,000
         March 1, 2012              $    75,000
         April 1, 2012              $   125,000
         May 1, 2012                $   200,000
         June 1, 2012               $   200,000
         July 1, 2012               $   200,000
         August 1, 2012             $   200,000
         September 1, 2012          $   200,000
         October 1, 2012            $ 2,250,000

Interest paid on this Note was $253,813 in 2011, $310,582 in 2010 and $408,735
in 2009. The Company's obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as a prohibition on the payment of dividends, all as defined in the Loan Agreement. The difference between interest from the swap contract compared to interest expense on the term loan was a loss of $128,559, $104,719 and $70,372 for the years ended December 31, 2009, 2010 and 2011, respectively.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $855,821 in 2010 and $400,000 in 2011 for a total of $1,255,821 to help fund $1,125,000 in principal payments in 2010 and $925,000 in 2011 due under its bank loan and to help fund $933,809 in payments related to discontinued operations in 2010 and $709,816 in payments related to discontinued operations in 2011. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the notes to the accompanying consolidated financial statements. The advances are evidenced by promissory note in the amount of $1,255,821, which provides for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010, and has continued on the first day of each calendar month thereafter and will continue until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on January 1, 2013 and on the first day of each calendar month thereafter in the amount of $100,000 per month through November 1, 2013 and $155,821 on December 1, 2013. The Third Amendment to the Loan Agreement with Wells Fargo states that no principal payment on the officer note can commence until the Wells Fargo loan is paid in full.

Note 4:  Royalties and Fees

Approximately $203,450, $266,500 and $193,818 are included in the 2009, 2010 and 2011, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees. Also included in royalties and fees were approximately $38,509, $110,113 and $61,418 in 2009, 2010 and 2011,
respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 1,112 franchised or licensed outlets in operation on December 31, 2010 and 1,583 on December 31, 2011. During that 12-month period there were 485 new franchised or licensed outlets opened and 14 franchised or licensed outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and reoffering them. Therefore, it is unknown if any grocery store licenses have left the system.

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. At December 31, 2011, contingent obligations under non-cancelable operating leases for 2012, 2013, 2014, 2015, 2016 and after 2016 were approximately $89,763, $90,663, $91,563, $71,343, $24,675 and $0,
respectively.

The Company has future obligations under current operating leases of $820,561 as follows: due in less than one year $229,178, due in one to three years $461,830, due in three to five years $129,553 and due in more than five years $0.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $11,550,558 at December 31, 2010 and $11,013,399 at December 31, 2011, which expires between the years 2012 and 2028. In 2009, 2010 and 2011, the Company used deferred benefits to offset its tax expense of $1,099,044, $991,056 and $1,002,729, respectively, and tax benefits from loss on discontinued operations of $787,520 in 2010 and $465,570 in 2011. As a result of the tax credits, the Company did not pay any income taxes in 2009, 2010 and 2011. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

During 2010, certain unrelated warrant holders with warrants for the purchase of 50,000 shares exercised, pursuant to the cashless exercise provision of the warrants, and received 6,818 shares of common stock.

On December 31, 2010 and December 31, 2011, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000, which, at the option of the holder may be converted to common stock at a conversion price of $2.25 per share. The preferred stock provides for cumulative dividends at the rate of 12% per annum on the liquidation value. The Company, at its option, may redeem the Series B Preferred Stock at the liquidation value.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2011, the Company had the following employee stock options outstanding:

                    # Common Shares
                      Represented               Exercise Price
                      -----------               --------------
                          40,000                  $    .55
                          46,000                       .83
                          58,500                      2.30
                         395,000                       .36
                         481,000                       .95
                       1,800,000                      1.05
                         180,000                       .90

As of December 31, 2011, options for 539,500 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. No options were granted in 2009. The following assumptions were used for grants in 2010 and 2011:

Expected volatility                 30%
Expected dividend yield             None
Expected term (in years)            5
Risk-free interest rate             3.01%

The following table sets forth the number of options outstanding as of December 31, 2008, 2009, 2010 and 2011 and the number of options granted, exercised or forfeited during the years ended December 31, 2009, December 31, 2010 and December 31, 2011:

--------------------------------------------------------------------------------------------------------------------
         Balance of employee stock options outstanding as of 12/31/08                                        650,250
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/09                                          0
--------------------------------------------------------------------------------------------------------------------
                     Stock options exercised during the year ended 12/31/09                                        0
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/09                                 (20,000)
--------------------------------------------------------------------------------------------------------------------
         Balance of employee stock options outstanding as of 12/31/09                                        630,250
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/10                                    491,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options exercised during the year ended 12/31/10                                        0
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/10                                 (20,750)
--------------------------------------------------------------------------------------------------------------------
         Balance of employee stock options outstanding as of 12/31/10                                      1,100,500
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/11                                  2,000,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options exercised during the year ended 12/31/11                                 (50,000)
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/11                                 (50,000)
--------------------------------------------------------------------------------------------------------------------
         Balance of employee stock options outstanding as of 12/31/11                                      3,000,500
--------------------------------------------------------------------------------------------------------------------

The following table sets forth the number of non-vested options outstanding as of December 31, 2008, 2009, 2010 and 2011, and the number of stock options granted, vested and forfeited during the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

--------------------------------------------------------------------------------------------------------------------
         Balance of employee non-vested stock options outstanding as of 12/31/08                             543,500
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/09                                          0
--------------------------------------------------------------------------------------------------------------------
                     Stock options vested during the year ended 12/31/09                                    (78,500)
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/09                                 (20,000)
--------------------------------------------------------------------------------------------------------------------
         Balance of employee non-vested stock options outstanding as of 12/31/09                             445,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/10                                    491,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options vested during the year ended 12/31/10                                           0
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/10                                        0
--------------------------------------------------------------------------------------------------------------------
         Balance of employee non-vested stock options outstanding as of 12/31/10                             936,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options granted during the year ended 12/31/11                                  2,000,000
--------------------------------------------------------------------------------------------------------------------
                     Stock options vested during the year ended 12/31/11                                   (445,000)
--------------------------------------------------------------------------------------------------------------------
                     Stock options forfeited during the year ended 12/31/11                                 (30,000)
--------------------------------------------------------------------------------------------------------------------
         Balance of employee non-vested stock options outstanding as of 12/31/11                           2,461,000
--------------------------------------------------------------------------------------------------------------------

During 2011, employee stock options were granted for 2,000,000 shares, 50,000 were exercised and 50,000 shares were forfeited. At December 31, 2011, the weighted average grant date fair value of non-vested options was $1.02 per share and the weighted average grant date fair value of vested options was $.62 per share. The weighted average grant date fair value of employee stock options granted during 2010 was $.95 and during 2011 was $1.04. Total compensation cost recognized for share-based payment arrangements was $50,910 with a tax benefit of $20,165 in 2009, $42,157 with a tax benefit of $16,698 in 2010 and $105,659 with a tax benefit of $41,841 in 2011. As of December 31, 2011, total compensation cost related to non-vested options was $203,430, which will be recognized as compensation cost over the next 30 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company's Consolidated Statements of Operations or its Consolidated Balance Sheets.

Note 9:  Loss from Discontinued Operations

The Company had a loss on discontinued operations of $3.8 million in 2008. The Company has elected to focus its efforts on non-traditional franchises. The loss on discontinued operations was primarily the result of operating traditional restaurants which had been acquired from struggling franchisees and later sold to new franchisees. The Company, in December 2008, made the decision to discontinue that business and charged off or dramatically lowered the carrying value of all assets related to the traditional restaurants and accrued estimated future expenses including an estimate for legal espenses related to the Heyser lawsuit as explained in Note 10 related thereto. The ongoing right to receive passive income in the form of royalties is not a part of the discontinued segment. The Company had no loss from discontinued operations in 2009. In 2010 and 2011, the Company reported a loss from discontinued operations of $1,200,664 and $709,816, respectively. In 2008, the Company accrued for estimated costs to defend the Heyser lawsuit described in Note 10, however, that estimate was insufficient and an additional accrual was required in both 2010 and 2011. An additional accrual was necessary, primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs filed numerous motions for consideration and an appeal, all of which created additional legal and other expenses. Additionally, in reviewing accounts receivable, various receivables which originated in 2007 and 2008 relating to the operations that were discontinued were determined to be doubtful of collection, therefore, charged to loss on discontinued operations in both 2010 and 2011.

Note 10:  Contingencies

The Company, from time to time, is involved in various litigation relating to claims arising out of its normal business operations.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indianain June 2008 (Cause No. 29D01 0806 PL 739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions failed and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted our request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,376 by April 23, 2012. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company was granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material fact but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other cost of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial.

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

Jeffrey R. Gaither, a Director, is Managing Partner of Bose McKinney & Evans, LLP, a law firm that performs legal services for the Company. The Company paid Bose McKinney for services rendered in the approximate amount of $357,895, $320,186 and $428,028 in 2009, 2010 and 2011, respectively.

At various times, Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $855,821 in 2010 and $400,000 in 2011 for a total of $1,255,821 to help fund $1,125,000 in principal payments in 2010 and $925,000 in 2011 due under its bank loan and to help fund $933,809 in payments related to discontinued operations in 2010 and $709,816 in payments related to discontinued operations in 2011. The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the notes to the accompanying consolidated financial statements. The advances are evidenced by promissory note in the amount of $1,255,821, which provides for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010, and has continued on the first day of each calendar month thereafter and will continue until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments. In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter in the amount of $100,000 per month through September 1, 2013 and $125,500 on October 1, 2013. The Third Amendment to the Loan Agreement with Wells Fargo states that no principal payment on the officer note can commence until the Wells Fargo loan is paid in full.

Note 12:  Unaudited Quarterly Financial Information

                                                                 Quarter Ended
                                                                 -------------
                          2011          December 31   September 30        June 30      March 31
                          ----          -----------   ------------        -------      --------
                                                   (in thousands, except per share data)
Total revenue                               $ 1,928        $ 1,766        $ 1,880       $ 1,802
Operating income                                832            641            741           708
Net income  before income taxes from
    continuing operations                       736            542            644           609
Net income from continuing operations           444            328            389           368
Loss from discontinued operations              (394)          (316)          --            --
Net income                                       50             12            389           368
Net income from continuing operations
    per common share
        Basic                                   .02            .02            .02           .02
        Diluted                                 .02            .02            .02           .02
Net income per common share
        Basic                                   .00            .00            .02           .02
        Diluted                                 .00            .00            .02           .02

                                                                 Quarter Ended
                                                                 -------------
                          2010          December 31   September 30        June 30      March 31
                          ----          -----------   ------------        -------      --------
                                                   (in thousands, except per share data)
Total revenue                               $ 1,831        $ 1,853        $ 1,832       $ 1,755
Operating income                                728            788            735           692
Net income  before income taxes from
    continuing operations                       626            673            621           582
Net income from continuing operations           378            407            374           352
Loss from discontinued operations              (266)          (935)          --            --
Net income (loss)                               112           (528)           374           352
Net income from continuing operations
    per common share
        Basic                               $   .02        $   .02        $   .02       $   .02
        Diluted                                 .02            .02            .02           .02
Net income (loss) per common share
        Basic                                   .01           (.03)           .02           .02
        Diluted                                 .01           (.03)           .02           .02

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of NOBLE ROMAN'S, INC. AND SUBSIDIARIES
Indianapolis, Indiana



We have audited the accompanying consolidated balance sheets of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.




Indianapolis, Indiana
March 13, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.

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


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
          CORPORATE GOVERNANCE

Information concerning this item is included under captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our Proxy Statement for our 2012 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the caption "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption "Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption "Corporate Governance" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information concerning this item is included under the caption "Independent Auditors' Fees" in the 2012 Proxy Statement and is incorporated herein by reference.



                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Noble
         Roman's, Inc. and Subsidiaries are included in Item 8:            Page
                                                                           ----

         Consolidated Balance Sheets - December 31, 2010 and 2011            27

         Consolidated Statements of Operations - years ended December 31,
         2009, 2010 and 2011.                                                28

         Consolidated Statements of Changes in Stockholders' Equity - years
         ended December 31, 2009, 2010 and 2011                              29

         Consolidated Statements of Cash Flows - years ended December 31,
         2009, 2010 and 2011                                                 30

         Notes to Consolidated Financial Statements                          31

         Report of Independent Registered Accounting Firm. -
         Somerset CPAs, P.C.                                                 42

         Exhibits


          Exhibit
          Number                                               Description
          ------                                               -----------

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

           10.9 Second Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated November 10, 2010 filed as Exhibit 10.7 to the Registrant's current report on Form 10-Q filed on November 10, 2010, is incoporated herein by reference.

           10.10 Third Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated March 10, 2011, filed herewith.

           10.11 Promissory Note payable to Paul Mobley dated November 1, 2010 filed as Exhibit 10.8 to the Registrant's current report on Form 10-Q filed November 10,2010, is incorporated herein by reference.

           10.12 Fourth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated July 19, 2011, filed herewith.

           10.13 Fifth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated October 28, 2011 filed herewith.

           10.14 Sixth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated December 1, 2011, filed herewith.

           10.15 Seventh Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated January 30, 2012, filed herewith.

           10.16 Amended Promissory Note to Paul Mobley dated December 21, 2011, filed herewith.

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


                                            NOBLE ROMAN'S, INC.


 Date:    March 13, 2012                    By: /s/ Paul W. Mobley
                                                -------------------------------
                                                Paul W. Mobley, Chairman,
                                                Chief Executive Officer,
                                                Chief Financial Officer and
                                                Principal Accounting Officer





         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 13, 2012                       /s/ Paul W. Mobley
                                              ----------------------------------
                                              Paul W. Mobley
                                              Chairman of the Board and Director


Date:    March 13, 2012                       /s/ A. Scott Mobley
                                              ----------------------------------
                                              A. Scott Mobley
                                              President and Director


Date:    March 13, 2012                       /s/ Douglas H. Coape-Arnold
                                              ----------------------------------
                                              Douglas H. Coape-Arnold
                                              Director

Date:    March 13, 2012                       /s/ Jeffrey R. Gaither
                                              ----------------------------------
                                              Jeffrey R. Gaither
                                              Director


Date:    March 13, 2012                       /s/
                                              ----------------------------------
                                              James F. Basili
                                              Director