Form 10-Q
period 2012-03-31
NOBLE ROMANS INC
filed 2012-05-14
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 For the quarterly period ended March 31, 2012

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

As of May 6, 2012, there were 19,489,317 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2011
           and March 31, 2012 (unaudited)                                 Page 3

         Condensed consolidated statements of operations for the
           three months ended March 31, 2011 and 2012 (unaudited)         Page 4

         Condensed consolidated statements of changes in stockholders'
           equity for the three months ended March 31, 2012 (unaudited)   Page 5

         Condensed consolidated statements of cash flows for the
           three months ended March 31, 2011 and 2012 (unaudited)         Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  December 31,      March 31,
                                                                                      2011            2012
                                                                                  ------------    ------------
                                   Assets
Current assets:
   Cash                                                                           $    233,296    $    179,775
   Accounts and note receivable - net                                                  884,811       1,023,487
   Inventories                                                                         338,447         357,476
   Assets held for resale                                                              252,552         252,552
   Prepaid expenses                                                                    278,718         336,913
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,387,824       3,550,203
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,147,109       1,150,733
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,159,392       1,163,016
   Less accumulated depreciation and amortization                                      851,007         866,155
                                                                                  ------------    ------------
          Net property and equipment                                                   308,385         296,861
Deferred tax asset (net of current portion)                                          9,613,399       9,408,457
Other assets including long-term portion of notes receivable                         3,914,523       4,058,368
                                                                                  ------------    ------------
                      Total assets                                                $ 17,224,131    $ 17,313,889
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Note payable to bank                                                           $  3,575,000    $  3,375,000
   Accounts payable and accrued expenses                                               665,054         581,789
                                                                                  ------------    ------------
                Total current liabilities                                            4,240,054       3,956,789
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to officer                                                           1,255,821       1,255,821
                                                                                  ------------    ------------
               Total long-term liabilities                                           1,255,821       1,255,821
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,469,317 issued and outstanding as of December 31, 2011 and 19,489,317 as of
       March 31, 2012)                                                              23,239,976      23,272,873
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2011 and March 31, 2012)                         800,250         800,250
   Accumulated deficit                                                             (12,311,970)    (11,971,844)
                                                                                  ------------    ------------
                Total stockholders' equity                                          11,728,256      12,101,279
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 17,224,131    $ 17,313,889
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      2011          2012
                                                   -----------   -----------
Royalties and fees                                 $ 1,674,788   $ 1,703,566
Administrative fees and other                            8,377         7,247
Restaurant revenue                                     118,852       126,849
                                                   -----------   -----------
               Total revenue                         1,802,017     1,837,662

Operating expenses:
     Salaries and wages                                237,644       243,459
     Trade show expense                                 90,000       120,997
     Travel expense                                     46,885        48,915
     Other operating expenses                          178,942       178,201
     Restaurant expenses                               118,564       119,243
Depreciation and amortization                           13,549        30,664
General and administrative                             408,388       395,717
                                                   -----------   -----------
              Total expenses                         1,093,972     1,137,196
                                                   -----------   -----------
              Operating income                         708,045       700,466

Interest and other expense                              98,652        95,929
                                                   -----------   -----------
              Income before income taxes               609,393       604,537

Income tax expense                                     241,381       239,458
                                                   -----------   -----------
              Net income                               368,012       365,079

              Cumulative preferred dividends            24,953        24,953
                                                   -----------   -----------

              Net income available to common
                   stockholders                    $   343,059   $   340,126
                                                   ===========   ===========


Earnings per share - basic:
     Net income                                    $       .02   $       .02
     Net income available to common stockholders           .02           .02
Weighted average number of common shares
      outstanding                                   19,422,650    19,477,449


Diluted earnings per share:
     Net income                                    $       .02   $       .02
Weighted average number of common shares
     outstanding                                    20,118,211    20,005,889

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                           Preferred         Common Stock           Accumulated
                                             Stock        Shares        Amount        Deficit         Total
                                             -----        ------        ------        -------         -----
Balance at December 31, 2011               $ 800,250    19,469,317   $ 23,239,976  $(12,311,970)   $11,728,256

Net income for three months ended
    March 31, 2012                                                                      365,079        365,079

Cumulative preferred
    dividends                                                                           (24,953)       (24,953)

Exercise of employee stock options                          20,000          7,200                        7,200

Amortization of value of employee
    stock options                                                          25,697                       25,697
                                           ---------    ----------    -----------  ------------    -----------

Balance at March 31, 2012                  $ 800,250    19,489,317    $23,272,873  $(11,971,844)   $12,101,279
                                           =========    ==========    ===========  =============   ===========




See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         2011         2012
                                                                       ---------    ---------
OPERATING ACTIVITIES
     Net income                                                        $ 368,012    $ 365,079
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                               64,925       40,846
              Deferred income taxes                                      241,381      239,458
              Changes in operating assets and liabilities:
                 (Increase) in:
                      Accounts and notes receivable                      (27,081)    (138,677)
                      Inventories                                        (14,454)     (19,029)
                      Prepaid expenses                                   (80,169)     (58,195)
                      Other assets                                      (293,988)    (143,845)
                (Decrease) increase in:
                     Accounts payable and accrued expenses                21,578      (12,090)
                                                                       ---------    ---------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES                280,204      273,547
                                                                       ---------    ---------

INVESTING ACTIVITIES
     Purchase of property and equipment                                   (3,375)      (3,624)
     Investment in assets held for sale                                   (1,403)        --
                                                                       ---------    ---------
              NET CASH USED IN INVESTING ACTIVITIES                       (4,778)      (3,624)
                                                                       ---------    ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations                (142,158)     (71,176)
     Payment of cumulative preferred dividends                           (24,953)     (24,953)
     Payment of principal on outstanding debt                           (275,000)    (200,000)
     Payment of alternative minimum tax                                     --        (34,515)
     Proceeds from the exercise of employee stock options                 18,000        7,200
     Principal payment received on notes receivable                        3,807         --
     Proceeds from officer loan                                           50,000         --
                                                                       ---------    ---------
              NET CASH USED IN FINANCING ACTIVITIES                     (370,304)    (323,444)
                                                                       ---------    ---------


Decrease in cash                                                         (94,878)     (53,521)
Cash at beginning of period                                              337,044      233,296
                                                                       ---------    ---------
Cash at end of period                                                  $ 242,166    $ 179,775
                                                                       =========    =========


Supplemental schedule of non-cash investing and financing activities

None

Cash paid for interest                                                 $  86,773    $  77,108

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 - Royalties and fees include $52,500 and $74,833 for the three-month periods ended March 31, 2011 and 2012, respectively, of initial franchise fees. Royalties and fees included $10,125 and $9,345 for the three-month periods ended March 31, 2011 and 2012, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,612,163 and $1,619,388 for the three-month periods ended March 31, 2011 and 2012, respectively. This increase resulted from an increase in royalties and fees from grocery stores of $41,294, and an increase of $2,055 in royalties and fees from traditional locations partially offset by a decrease of $36,124 in royalties and fees from non-traditional locations other than grocery stores. The $41,294 increase from royalties and fees from grocery stores reflected an increase of $74,853 in royalties and fees from take-n-bake sales partially offset by a decrease of $33,559 in fees from retail products. The Company has no material amount of past due royalties.

There were 1,583 outlets in operation on December 31, 2011 and 1,653 outlets in operation on March 31, 2012. During the three-month period ended March 31, 2012, there were 77 new outlets opened and seven outlets closed. In the ordinary course, grocery stores from time to time add products, remove and subsequently re-offer them. Therefore, it is unknown if any grocery store licenses have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2011:

                                                                 Income            Shares            Per-Share
                                                               (Numerator)      (Denominator)         Amount
                                                               -----------      -------------         ------
         Net income                                           $   368,012        19,422,650          $    .02
         Less preferred stock dividends                           (24,953)
                                                              -----------

         Earnings per share - basic
         Income available to common stockholders                  343,059                                 .02

         Effect of dilutive securities
             Options                                                                328,895
             Convertible preferred stock                           24,953           366,666
                                                              -----------        ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                          $   368,012        20,118,211          $    .02


The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2012:

                                                                 Income            Shares            Per-Share
                                                               (Numerator)      (Denominator)         Amount
                                                               -----------      -------------         ------
         Net income                                           $   365,079        19,477,449          $    .02
         Less preferred stock dividends                           (24,953)
                                                              -----------

         Earnings per share - basic
         Income available to common stockholders                  340,126                                 .02

         Effect of dilutive securities
             Options                                                                161,774
             Convertible preferred stock                           24,953           366,666
                                                              -----------        ----------

         Diluted earnings per share
         Income available to common stockholders
             and assumed conversions                          $   365,079        20,005,889          $    .02


Note 4 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL
739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions failed and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the

Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted the Company's request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,326 by April 23, 2012. Plaintiffs and their attorney have asked the Court to reconsider the grant of sanctions and requested a hearing. The Judge has set a hearing for May 23, 2012. The Company obtained summary judgment on its counterclaims against the Plaintiffs; however, the amounts of damages have not yet been determined by the Court.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act on which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material fact but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other cost of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial. The Company requested the Court to order mandatory mediation as to the Indiana Franchise Act claim and the Company's counterclaim for damages. The Court has agreed to grant the request but, as of yet, has not specified a date.

Note 5 - The note payable to Wells Fargo Bank, N.A. is reflected in current liabilities in the amount of $3.4 million because, under the current amortization schedule, the entire balance is due on October 1, 2012.

Note 6 - As reflected on the Condensed Consolidated Statements of Cash Flows, during the three months ended March 31, 2012, the Company paid alternative minimum tax for the year 2009.

Note 7 - The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report regarding refinancing of the Company's debt as discussed under Liquidity and Capital Resources.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy and Canada. Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (1) selling franchises for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman's Take-n-Bake Pizza. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the "Company" are to Noble Roman's, Inc. and its subsidiaries, unless the context requires otherwise.

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

Business Strategy
-----------------

The Company's business strategy includes in the following four elements:

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

Licensing the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees. Since September 2009, when the Company started offering take-n-bake pizza to grocery store chains, through May 8, 2012, the Company has signed agreements with 1,084 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in approximately 881 of those locations. The Company is currently in discussions with numerous grocery store operators for additional take-n-bake locations. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, to add to the appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

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

To further accelerate the growth of take-n-bake pizza in grocery stores, the Company has focused on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributors' current customer base. As of May 8, 2012, the Company had signed 12 grocery distributors to the program, and continues to pursue others as well.

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

The Company utilizes four basic methods of reaching potential franchisees and licensees and to communicate its product and system advantages. These methods include calling from both acquired and in-house prospect lists, frequent direct mail campaigns to targeted prospects, web-based lead capturing, and live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at carefully selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product's quality to demonstrate the advantages of the Company's product quality. The Company carefully selects those national and regional trade and food shows where it either has an existing relationship or considerable previous experience to know that they offer favor opportunities for fruitful lead generation.

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

At present, the Company has distribution agreements with 11 primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all ingredients to meet the needs of the Company's franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories. The primary distributors purchase the ingredients from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distribute the ingredients to the franchisee/licensee at a price fixed by the distribution agreement, which is their landed cost plus a contracted mark-up for distribution. Payment terms to the distributor are agreed upon between each franchisee/licensee and the distributor. In addition, the Company has agreements with 12 grocery store distributors located in various parts of the country which are required to buy their products from one of the primary distributors to distribute take-n-bake products to their grocery store customers.

Franchising
-----------

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fee is as follows:

-----------------------------------------------------------------------------
                             Non-Traditional,                  Traditional
Franchise                    except Hospitals    Hospitals     Stand-Alone
-----------------------------------------------------------------------------
Noble Roman's Pizza             $ 6,000            $10,000       $15,000
-----------------------------------------------------------------------------
Tuscano's Subs                  $ 6,000            $10,000       $15,000
-----------------------------------------------------------------------------
Noble Roman's & Tuscano's       $10,000            $18,000       $18,000
-----------------------------------------------------------------------------

The franchise fees are paid upon signing the Franchise Agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are controlled by a supply agreement. The supply agreement generally requires the licensee to purchase proprietary ingredients from a Noble Roman's approved distributor, to assemble the products using only Noble Roman's approved ingredients and recipes, to package the products using shrink wrap, to place the products in Noble Roman's Pizza boxes and to display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price, on the key ingredients for a fee to the Company in lieu of royalty. The distributors are to segregate this additional mark-up upon invoicing the licensee and hold the amount in trust for the Company and remit such fees to the Company within ten days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended March 31, 2011 and 2012, respectively.

                                                     Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   2011            2012
                                                ----------       --------
Royalties and fees                                 92.9 %          92.7 %
Administrative fees and other                        .5              .4
Restaurant revenue                                  6.6             6.9
                                                  -----           -----
     Total revenue                                100.0 %         100.0 %

Operating expenses:
     Salaries and wages                            13.1 %          13.2 %
     Trade show expense                             5.0             6.6
     Travel expense                                 2.6             2.7
     Other operating expense                        9.9             9.7
     Restaurant expenses                            6.6             6.5
Depreciation and amortization                        .8             1.7
General and administrative                         22.7            21.5
                                                  -----           -----
     Total expenses                                60.7            61.9
                                                  -----           -----
     Operating income                              39.3            38.1

Interest and other expense                          5.5             5.2
                                                  -----           -----
     Income before income taxes                    33.8            32.9

Income tax expense                                 13.4            13.0
                                                  -----           -----
     Net income                                    20.4 %          19.9 %
                                                  =====           =====


Results of Operations
---------------------

Total revenue increased from $1,802,017 to $1,837,662 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. One-time fees, franchisee fees and equipment commissions ("upfront fees") increased from $62,625 to $84,178 in the first quarter 2012 compared to the first quarter 2011. Royalties and fees increased from $1,612,163 to $1,619,388 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2011 and 2012, respectively, was: royalties and fees from non-traditional franchises other than grocery stores were $1,050,878 and $1,014,754; fees from the grocery stores were $282,861 and $324,155; and royalties and fees from traditional locations were $278,424 and $280,479. Included in royalties and fees from traditional locations were $200,000 in the three-month periods of both years for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Restaurant revenue increased from $118,852 to $126,849 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This increase was a result of same store sales increases.

Salaries and wages increased from 13.1% of total revenue to 13.2% of total revenue for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This slight increase was the result of adding an additional sales executive in accordance with the Company's strategy to increase its efforts on franchising and licensing non-traditional locations, partially offset by the elimination of another employee by combining responsibilities. Actual salaries and wages increased from $237,644 to $243,459.

Trade show expenses increased from 5.0% of total revenue to 6.6% of total revenue for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This increase was the result of scheduling more trade shows for grocery stores consistent with the Company's strategy of accelerating the growth in the number of grocery store locations for its take-n-bake offering.

Travel expenses increased from 2.6% of total revenue to 2.7% of total revenue for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual travel expense increased from $46,885 to $48,915 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011.

Other operating expenses decreased, as a percentage of total revenue, from 9.9% to 9.7% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual operating expenses decreased from $178,942 to $178,201. The reduction in operating expenses was a result of the Company's continuing efforts to control costs.

Restaurant expenses decreased as a percentage of total revenue from 6.6% to 6.5% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual restaurant operating expenses increased from $118,564 to $119,243. The Company only operates two restaurants which it is uses for demonstration, training and testing purposes.

General and administrative expenses decreased as a percentage of total revenue from 22.7% to 21.5% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual general and administrative expense decreased from $408,388 to $395,717 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This decrease was primarily the result of the Company's continuing efforts to control costs.

Total expenses increased as a percentage of total revenue from 60.7% to 61.9% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual expenses increased from $1,093,972 to $1,137,196 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. These increases were primarily the result of the increase in trade show expense and the addition of a sales executive consistent with the Company's strategy to accelerate growth.

Operating income decreased as a percentage of total revenue from 39.3% to 38.1% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. Actual operating income decreased from $708,045 to $700,466 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This slight decrease was a result of the Company's strategy of seeking increases in future revenue by the addition of a sales executive and additional trade shows.

Interest expense decreased as a percentage of total revenue from 5.5% to 5.2% for the three-month period ended March 31, 2012 compared to the corresponding period in 2011. This decrease was primarily the result of a decrease in the principal amount of notes payable outstanding. The Company anticipates added interest cost in the second quarter upon closing of a planned refinancing due to the write-off of the unamortized portion of the Wells Fargo loan closing cost and for terminating the interest rate swap contract; however, going forward the Company expects to have a lower effective interest rate.

Net income decreased from $368,012 to $365,079 for the three-month period ended March 31, 2012 compared to the corresponding period in 2011.

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

The Company's current ratio was .9-to-1 on March 31, 2012 compared to .8-to-1 on December 31, 2011.

The principal amount of the note payable to Wells Fargo Bank, N.A. is reflected in current liabilities in the amount of $3.4 million because, under the current amortization schedule, the entire balance is due on October 1, 2012. The Company is in the process of seeking to refinance its debt with a $5 million term loan to be amortized over 48 months and with the proceeds to be used to repay the existing note to Wells Fargo Bank in the amount of $3.4 million, to repay the note payable to officer of $1.3 million and to pay other costs related thereto. It is anticipated that the new term loan transaction will close within the next two to three weeks. The Company expects the new term loan will bear an annual interest rate of LIBOR plus 4% compared to the annual interest rate on the Wells Fargo Bank loan of LIBOR plus 4.25% and the current note payable to officer with an annual interest rate of 8%. In addition, the existing interest rate swap contract, which the Company entered into in February 2008, will be terminated, which fixed the rate on 50% of the principal balance of the Wells Fargo loan at an annual interest rate of 8.2%.

As a result of the financial arrangements described above and the Company's cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company's cash flow projections are based on the Company's strategy of focusing entirely on growth in non-traditional venues and the growth in the number of grocery store locations licensed to sell the take-n-bake pizza.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, general economic conditions, the Company's ability to successfully complete the planned refinancing, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in the Company's annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2012, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.375 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4.25% per annum adjusted on a monthly basis. To mitigate interest rate risk, the Company purchased a swap contract fixing the rate on 50% of the principal balance outstanding at 8.2%. The Company expects that after completion of the proposed refinancing that is in process, the Company will then have variable rate debt of $5 million at an annual interest rate of LIBOR plus 4% and the swap contract will be terminated. Based on the new debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $44,000 over the succeeding twelve-month period.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL 739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions failed and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted the Company's request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,326 by April 23, 2012. Plaintiffs and their attorney have asked the Court to reconsider the grant of sanctions and requested a hearing. The Judge has set a hearing for May 23, 2012. The Company obtained summary judgment on its counterclaims against the Plaintiffs; however, the amounts of damages have not yet been determined by the Court.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act on which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material fact but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other cost of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial. The Company requested the Court to order mandatory mediation as to the Indiana Franchise Act claim and the Company's counterclaim for damages. The Court has agreed to grant the request but, as of yet, has not specified a date.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 21.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NOBLE ROMAN'S, INC.



Date:    May 14, 2012               By: /s/  Paul W. Mobley
                                        ---------------------------------------
                                        Paul W. Mobley, Chairman,
                                        Chief Executive Officer,
                                        Chief Financial Officer
                                        and Principal Accounting Officer
                                        (Authorized Officer and Principal
                                        Financial Officer)

                                Index to Exhibits

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

           10.10 Third Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated March 10, 2011, filed as Exhibit 10.10 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

           10.11 Promissory Note payable to Paul Mobley dated November 1, 2010 filed as Exhibit 10.8 to the Registrant's current report on Form 10-Q filed November 10, 2010, is incorporated herein by reference.

           10.12 Fourth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated July 19, 2011, filed as Exhibit 10.12 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

           10.13 Fifth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated October 28, 2011, filed as Exhibit 10.13 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

           10.14 Sixth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated December 1, 2011, filed as Exhibit 10.14 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

           10.15 Seventh Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated January 30, 2012, filed as Exhibit 10.15 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

           10.16 Amended Promissory Note to Paul Mobley dated December 21, 2011, filed as Exhibit 10.16 to the Registrant's current report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

            21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

            31.1      C.E.O. and C.F.O. Certification under Rule
                      13a-14(a)/15d-14(a)

            32.1      C.E.O. and C.F.O. Certification under Section 1350

            101       Interactive Financial Data