Form 10-Q
period 2012-06-30
NOBLE ROMANS INC
filed 2012-08-13
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the quarterly period ended June 30, 2012

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

Large Accelerated Filer                           Accelerated Filer
                        ---                                                 ---
Non-Accelerated Filer                             Smaller Reporting Company  X
(do not check if        ---                                                 ---
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
As of August 9, 2012, there were 19,516,589 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


       Condensed consolidated balance sheets as of December 31, 2011
            and June 30, 2012 (unaudited)                                 Page 3

       Condensed consolidated statements of operations for the
            six months ended June 30, 2011 and 2012 (unaudited)           Page 4

       Condensed consolidated statements of changes in stockholders'
            equity for the three and six months ended June 30, 2012
            (unaudited)                                                   Page 5

       Condensed consolidated statements of cash flows for the
            six months ended June 30, 2011 and 2012  (unaudited)          Page 6

       Notes to condensed consolidated financial statements (unaudited)   Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  December 31,      June 30,
                                                                                      2011            2012
                                                                                  ------------    ------------
                                     Assets
Current assets:
   Cash                                                                           $    233,296    $    240,763
   Accounts and notes receivable - net                                                 884,811       1,125,052
   Inventories                                                                         338,447         411,649
   Assets held for resale                                                              252,552         252,552
   Prepaid expenses                                                                    278,718         401,951
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,387,824       3,831,967
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,147,109       1,155,906
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,159,392       1,168,189
   Less accumulated depreciation and amortization                                      851,007         879,249
                                                                                  ------------    ------------
          Net property and equipment                                                   308,385         288,940
Deferred tax asset (net of current portion)                                          9,613,399       9,184,058
Other assets                                                                         3,914,523       4,283,492
                                                                                  ------------    ------------
                      Total assets                                                $ 17,224,131    $ 17,588,457
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                              $  3,575,000    $  1,250,000
   Accounts payable and accrued expenses                                               665,054         248,209
                                                                                  ------------    ------------
                Total current liabilities                                            4,240,054       1,498,209
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                          --         3,645,833
   Note payable to officer                                                           1,255,821            --
                                                                                  ------------    ------------
               Total long-term liabilities                                           1,255,821       3,645,833
                                                                                  ------------    ------------


Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,469,317 issued and outstanding as of December 31, 2011 and 19,489,317 as of
       June 30, 2012)                                                               23,239,976      23,298,570
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2011 and June 30, 2012)                          800,250         800,250
   Accumulated deficit                                                             (12,311,970)    (11,654,405)
                                                                                  ------------    ------------
                Total stockholders' equity                                          11,728,256      12,444,415
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 17,224,131    $ 17,588,457
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      2011          2012          2011          2012
                                                   -----------   -----------   -----------   -----------
Royalties and fees                                 $ 1,731,802   $ 1,767,414   $ 3,406,589   $ 3,470,980
Administrative fees and other                           11,018         5,496        19,395        12,743
Restaurant revenue                                     137,670       120,680       256,522       247,529
                                                   -----------   -----------   -----------   -----------
                Total revenue                        1,880,490     1,893,590     3,682,506     3,731,252

Operating expenses:
     Salaries and wages                                247,497       253,524       485,140       496,983
     Trade show expense                                 93,247       123,127       183,247       244,124
     Travel expense                                     52,589        45,459        99,474        94,374
     Other operating expenses                          176,290       172,008       355,230       350,209
     Restaurant expenses                               129,903       113,029       248,467       232,272
Depreciation and amortization                           36,311        28,561        49,860        59,225
General and administrative                             403,430       392,670       811,818       788,387
                                                   -----------   -----------   -----------   -----------
              Total expenses                         1,139,267     1,128,378     2,233,236     2,265,574
                                                   -----------   -----------   -----------   -----------
              Operating income                         741,223       765,212     1,449,270     1,465,678

Interest and other expense                              97,207       198,692       195,859       294,621
                                                   -----------   -----------   -----------   -----------
              Income before income taxes               644,016       566,520     1,253,411     1,171,057

Income tax expense                                     255,097       224,398       496,478       463,856
                                                   -----------   -----------   -----------   -----------
              Net income                               388,919       342,122       756,933       707,201

              Cumulative preferred dividends            24,411        24,683        49,364        49,636
                                                   -----------   -----------   -----------   -----------

              Net income available to common
                   stockholders                    $   364,508   $   317,439   $   707,569   $   657,565
                                                   ===========   ===========   ===========   ===========


Earnings per share - basic:
     Net income                                    $       .02   $       .02   $       .04   $       .04
     Net income available to common stockholders   $       .02   $       .02   $       .04   $       .03
Weighted average number of common shares
      outstanding                                   19,469,317    19,489,317    19,446,113    19,483,383


Diluted earnings per share:
     Net income                                    $       .02   $       .02   $       .04   $       .04
     Net income  available to common
          stockholders                             $       .02   $       .02   $       .04   $       .03
Weighted average number of common shares
     outstanding                                    20,183,876    20,041,048    20,160,672    20,035,114

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                           Preferred          Common Stock          Accumulated
                                             Stock        Shares         Amount       Deficit         Total
                                           ----------   ----------   ------------  ------------    -----------
Balance at December 31, 2011               $ 800,250    19,469,317   $ 23,239,976  $(12,311,970)   $11,728,256

Net income for six months ended
    June 30, 2012                                                                       707,201        707,201

Cumulative preferred dividends                                                          (49,636)       (49,636)

Exercise of employee stock options                          20,000          7,200                        7,200

Amortization of value of stock
    options                                                                51,394                       51,394
                                           ----------   ----------   ------------  ------------    -----------

Balance at June 30, 2012                   $  800,250   19,489,317   $ 23,298,570  $(11,654,405)   $12,444,415
                                           ==========   ==========   ============  ============    ===========

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                                 2011           2012
                                                              -----------    -----------
OPERATING ACTIVITIES
     Net income                                               $   756,933    $   707,201
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                       106,112        109,396
              Deferred income taxes                               496,478        463,856
              Changes in operating assets and liabilities:
                 Increase  in:
                      Accounts and notes receivable              (242,926)      (240,242)
                      Inventories                                  (1,216)       (73,203)
                      Prepaid expenses                            (97,290)      (123,233)
                      Other assets                               (454,990)      (211,186)
                Decrease in:
                     Accounts payable and accrued expenses        (28,551)       (79,066)
                                                              -----------    -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES         534,550        553,523
                                                              -----------    -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                            (4,196)        (8,797)
     Investment in assets held for sale                            (3,393)          --
                                                              -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                (7,589)        (8,797)
                                                              -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations         (379,642)      (337,777)
     Payment of cumulative preferred dividends                    (49,364)       (49,636)
     Payment of principal outstanding under prior bank loan      (305,801)    (3,575,000)
     Payment of principal outstanding due officer                    --       (1,255,821)
     Net proceeds from new bank loan                                 --        4,812,457
     Payment of principal outstanding under new bank loan            --         (104,167)
     Payment of alternative minimum tax                              --          (34,515)
     Proceeds from the exercise of employee stock options          18,000          7,200
     Principal payment received on notes receivable                29,947           --
     Proceeds from officer loan                                    50,000           --
                                                              -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES              (636,860)      (537,259)
                                                              -----------    -----------


Increase (decrease) in cash                                      (109,899)         7,467
Cash at beginning of period                                       337,044        233,296
                                                              -----------    -----------
Cash at end of period                                         $   227,145    $   240,763
                                                              ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                        $   173,456    $   155,184

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 - On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. for a term loan in the amount of $5.0 million which is repayable in 48 equal monthly principal installments of $104,000 plus interest commencing on June 15, 2012 with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing indebtedness to Wells Fargo Bank, N.A. and to an officer of the Company. The Company's obligations under the term loan are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $1.2 million of the term loan and certain restrictions apply such as a prohibition on the payment of dividends, as defined in the Credit Agreement.

Note 3 - Royalties and fees include $50,000 and $125,000 for the three-month and six-month periods ended June 30, 2012, and $75,000 and $127,000 for the three-month and six-month periods ended June 30, 2011, respectively, of initial franchise fees. Royalties and fees included $13,000 and $23,000 for the three-month and six-month periods ended June 30, 2012, and $8,000 and $18,000 for the three-month and six-month periods ended June 30, 2011, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1.7 million and $3.3 million for the three-month and six-month periods ended June 30, 2012 and $1.6 million and $3.3 million for the three-month and six-month periods ended June 30, 2011, respectively. The breakdown of royalties and fees, less upfront fees, are royalties and fees from non-traditional franchises other than grocery stores were $1.2 million and $2.2 million for the three-month and six-month periods ended June 30, 2012, and $1.1 million and $2.2 million for the three-month and six-month periods ended June 30, 2011, respectively; royalties and fees from the grocery store take-n-bake were $371,000 and $695,000 for the three-month and six-month periods ended June 30, 2012, and $265,000 and $548,000 for the three-month and six-month periods ended June 30, 2011, respectively; and royalties and fees from traditional locations were $180,000 and $461,000 for the three-month and six-month periods ended June 30, 2012, and $272,000 and $551,000 for the three-month and six-month periods ended June 30, 2011, respectively. The Company has no material amount of past due royalties.

There were 1,331 franchises/licenses in operation on June 30, 2011 and 1,710 franchises/licenses in operation on June 30, 2012. During the twelve-month period ended June 30, 2012 there was 394 new outlets opened and 15 outlets closed. The breakdown of the 1,710 franchises at June 30, 2012 was 756 non-traditional franchises other than grocery stores, 912 grocery stores and 42 traditional franchises. In the ordinary course, grocery stores from time to time add products, remove and subsequently re-offer them. Therefore, it is unknown if any grocery store licenses have left the system.

Note 4 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2012:

                                                Three Months Ended June 30, 2012
                                                --------------------------------
                                              Income          Shares        Per-Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------    ---------
Net income                                   $  342,122      19,489,317      $   .02
Less preferred stock dividends                   24,683
                                             ----------

Earnings per share - basic
Income available to common stockholders         317,439                          .02

Effect of dilutive securities
    Options                                                     185,065
    Convertible preferred stock                  24,683         366,666
                                             ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                  $  342,122      20,041,048      $   .02
                                             ==========      ==========      =======

                                                  Six Months Ended June 30, 2012
                                                  ------------------------------
                                              Income          Shares        Per-Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------    ---------
Net income                                   $  707,201      19,483,383      $   .04
Less preferred stock dividends                   49,636
                                             ----------

Earnings per share - basic
Income available to common stockholders         657,565                          .03

Effect of dilutive securities
    Options                                                     185,065
    Convertible preferred stock                  49,636         366,666
                                             ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                  $  707,201      20,035,114      $   .03
                                             ==========      ==========      =======

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2011:

                                                Three Months Ended June 30, 2011
                                                --------------------------------
                                              Income          Shares        Per-Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------    ---------
Net income                                   $  388,919      19,469,317      $   .02
Less preferred stock dividends                  (24,411)
                                             ----------

Earnings per share - basic
Income available to common stockholders         364,508                          .02

Effect of dilutive securities
    Options                                                     347,893
    Convertible preferred stock                  24,411         366,666
                                             ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                  $  388,919      20,183,876      $   .02
                                             ==========      ==========      =======

                                                  Six Months Ended June 30, 2011
                                                  ------------------------------
                                              Income          Shares        Per-Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------    ---------
Net income                                   $  756,933       19,446,113     $   .04
Less preferred stock dividends                  (49,364)
                                             ----------

Earnings per share - basic
Income available to common stockholders         707,569                           .04

Effect of dilutive securities
    Options                                                     347,893
    Convertible preferred stock                  49,364         366,666
                                             ----------      ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                  $  756,933      20,160,672      $   .04
                                             ==========      ==========      =======

Note 5 - The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions were denied and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted the Company's request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,326 by April 23, 2012. The Plaintiffs filed a motion to reconsider and the hearing was held on May 23, 2012. The Judge denied their motion and ordered Plaintiffs and Plaintiffs' counsel to pay those sanctions within 14 days, which made the payment due on June 7, 2012. Sanctions were not paid and the Company filed a motion for contempt of court or to show cause. The Judge gave the Plaintiffs until July 5, 2012 to respond to that motion. The Plaintiffs filed a response but the Plaintiffs' counsel did not respond. The Company does not believe that the Plaintiffs' response was responsive to the contempt charge and, therefore, the Company filed a reply asking the Court to rule on the contempt charge against Plaintiffs' counsel and to point out that the Plaintiffs' response was not responsive to the Company's contempt motion and moved the Court to impose additional sanctions. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company has been granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material facts but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other costs of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial. The Company moved the Court to order mandatory mediation as to the Indiana Franchise Act claim and the Company's counterclaim for damages. The Court ordered mediation, which is set for September 14, 2012 with all Plaintiffs required to appear.

Note 6: The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy and Canada. Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing its sales efforts primarily on (1) selling franchises for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman's Take-n-Bake Pizza. The Company has recently developed a stand-alone take-n-bake pizza prototype and has entered into agreements with two separate existing independent franchisees to open a total of four such units in the upcoming months. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations.

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

Noble Roman's Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores and as a stand-alone offering for grocery stores. The take-n-bake program in grocery stores is being offered as a license agreement rather than a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise agreement. The Company has recently developed a stand-alone take-n-bake pizza prototype and has entered into agreements with two separate existing independent franchisees to open a total of four such units in the upcoming months. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for increased home baking performance.

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

As a result of the Company's major focus being on non-traditional franchising and licensing, its requirements for overhead and operating costs are significantly less than if it were focusing on traditional franchising. In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes. This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing and Franchising the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores, an add-on component for new and existing convenience store franchisees or licensees and or stand-alone franchise locations. Since September 2009, when the Company started offering take-n-bake pizza to grocery store chains, through August 9, 2012, the Company has signed agreements for 1,206 grocery store locations to operate the take-n-bake pizza program and has opened take-n-bake pizza in approximately 945 of those locations. The Company is currently in discussions with numerous grocery store operators for additional take-n-bake locations. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, to add to the appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

To further accelerate the growth of take-n-bake pizza in grocery stores, the Company has focused on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributors' current customer base. As of August 9, 2012, the Company had signed 12 grocery distributors to the program, and continues to pursue others as well.

2.  Leverage the results of extensive research and development advances.

The Company has invested a great deal in the time and effort to create what it considers to be competitive advantages in its product and systems for non-traditional and grocery take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process. The Company believes that the quality of its products, the cost-effectiveness of those products, its relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company's strategic advantages and growth potential. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and the new carton-to-shelf retail items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost, and which require very low amounts of labor, and allow for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, the margins on selling Noble Roman's products, after cost of product and royalty, provides franchisees with a gross margin on the sales of approximately 65% to 70%. The Company believes it maintains a competitive advantage in product cost by using carefully selected independent third-party manufacturers and independent third-party distributors. This allows the Company to contract for proprietary products and services with highly efficient suppliers that have the potential of keeping costs extremely low when compared to typical, competing systems whereby the franchisor attempts to own and operate production and distribution systems of their own much less efficiently.

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

The Company utilizes four basic methods of reaching potential franchisees and licensees and to communicate its product and system advantages. These methods include: 1) calling from both acquired and in-house prospect lists; 2) frequent direct mail campaigns to targeted prospects; 3) web-based lead capturing; and 4) live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at carefully selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product's quality to demonstrate the advantages of the Company's product quality. The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that they offer opportunities for fruitful lead generation.

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

At present, the Company has distribution agreements with 11 primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all ingredients to meet the needs of the Company's franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories. The primary distributors purchase the ingredients from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distribute the ingredients to the franchisee/licensee at a price fixed by the distribution agreement, which is their landed cost plus a contracted mark-up for distribution. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with 12 grocery store distributors located in various parts of the country which are required to buy their products from one of the primary distributors to distribute take-n-bake products to their grocery store customers.

Franchising
-----------

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fee is as follows:

------------------------------------------------------------------------------------------------
                                           Non-Traditional,                      Traditional
Franchise                                  except Hospitals      Hospitals       Stand-Alone
------------------------------------------------------------------------------------------------
Noble Roman's Pizza                             $ 6,000           $10,000          $15,000
------------------------------------------------------------------------------------------------
Tuscano's Subs                                  $ 6,000           $10,000          $15,000
------------------------------------------------------------------------------------------------
Noble Roman's & Tuscano's                       $10,000           $18,000          $18,000
------------------------------------------------------------------------------------------------
Noble Roman's Stand-Alone Take-N-Bake                                              $15,000
------------------------------------------------------------------------------------------------

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are goverened by a supply agreement. The supply agreement generally requires the licensee to: purchase proprietary ingredients from a Noble Roman's-approved distributor; assemble the products using only Noble Roman's approved ingredients and recipes; package the products using shrink wrap; place the products in Noble Roman's Pizza boxes; and display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price, on the key ingredients for a fee to the Company in lieu of royalty. The distributors are to segregate this additional mark-up upon invoicing the licensee and hold the amount in trust for the Company and remit such fees to the Company within ten days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2012, respectively.

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                               -------                       -------
                                          2011           2012          2011           2012
                                          ----           ----          ----           ----
Royalties and fees                        92.1  %        93.3 %        92.5 %         93.1 %
Administrative fees and other               .6             .3            .5             .3
Restaurant revenue                         7.3            6.4           7.0            6.6
                                         -----          -----         -----          -----
     Total revenue                       100.0          100.0         100.0          100.0
                                         -----          -----         -----          -----
Operating expenses:
     Salaries and wages                   13.2           13.4          13.2           13.3
     Trade show expense                    5.0            6.5           5.0            6.5
     Travel expense                        2.8            2.4           2.7            2.5
     Other operating expense               9.4            9.1           9.6            9.4
     Restaurant expenses                   6.9            6.0           6.7            6.2
Depreciation and amortization              1.8            1.5           1.4            1.6
General and administrative                21.5           20.7          22.0           21.1
                                         -----          -----         -----          -----
     Total expenses                       60.6           59.6          60.6           60.6
                                         -----          -----         -----          -----
     Operating income                     39.4           40.4          39.4           39.4
Interest and other expense                 5.2           10.5           5.4            7.9
                                         -----          -----         -----          -----
     Income before income taxes           34.2           29.9          34.0           31.5
Income tax expense                        13.5           11.9          13.4           12.4
                                         -----          -----         -----          -----
     Net income                           20.7  %        18.0 %        20.6 %         19.1 %
                                         =====          =====         =====          =====

Results of Operations
---------------------

Total revenue increased from $1.88 million to $1.89 million and from $3.68 million to $3.73 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. Franchisee fees and equipment commissions ("upfront fees") decreased from $83,000 to $63,000 and increased from $146,000 to $148,000 during the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. Royalties and fees, less upfront fees, increased from $1.65 million to $1.70 million and from $3.26 million to $3.32 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. The breakdown of royalties and fees less upfront fees, royalties and fees from non-traditional franchises other than grocery stores were $1.15 million and $2.17 million for the three-month and six-month periods ended June 30, 2012 and $1.11 million and $2.16 million for the three-month and six-month periods ended June 30, 2011, respectively; royalties and fees from the grocery store take-n-bake were $371,000 and $695,000 for the three-month and six-month periods ended June 30, 2012 and $265,000 and $548,000 for the three-month and six-month periods ended June 30, 2011, respectively; and royalties and fees from non-traditional locations were $180,000 and $461,000 for the three-month and six-month periods ended June 30, 2012 and $272,000 and $551,000 for the three-month and six-month periods ended June 30, 2011, respectively. Included in royalties and fees from traditional locations were $100,000 and $300,000 for the three-month and six-month periods ended June 30, 2012 and $200,000 and $400,000 for the three-month and six-month periods ended June 30, 2011, respectively, for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Restaurant revenue decreased from $138,000 to $121,000 and from $257,000 to $248,000 for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. The decreases were the result of same store sales decreases. The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages increased from 13.2% to 13.4% and from 13.2% to 13.3% for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. Salaries and wages increased from $247,000 to $254,000 and from $485,000 to $497,000 for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011.

Trade show expenses increased from 5.0% to 6.5% of total revenue for both the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. These increases were the result of scheduling more trade shows for grocery stores. Trade show expenses were $123,000 and $244,000 in the three-month and six-month periods ended June 30, 2012 compared to $93,000 and $183,000 in the corresponding periods in 2011.

As a percentage of revenue, travel expenses decreased from 2.8% to 2.4% and from 2.7% to 2.5% for the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Travel expense decreased from $53,000 to $45,000 and from $99,000 and $94,000 for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. These decreases were the result of carefully scheduling take-n-bake openings in grocery stores throughout the country to minimize travel expenses.

As a percentage of total revenue, other operating expenses decreased from 9.4% to 9.1% and from 9.6% to 9.4% for the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Operating expenses decreased slightly for both periods in 2012 compared to the corresponding periods in 2011. These decreases were the result of tightly controlling operating costs.

As a percentage of total revenue, restaurant expenses decreased from 6.9% to 6.0% and from 6.7% to 6.2% for the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. These percentage decreases were partially the result of a decrease in restaurant revenue and partially the result of more tightly controlling restaurant expenses. The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue general and administrative expenses decreased from 21.5% to 20.7% and from 22.0% to 21.1% for the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. General and administrative expense decreased from $403,000 to $393,000 and from $812,000 to $788,000 for the three-month and six-month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in general and administrative expenses was the result of tightly controlling those expenses.

As a percentage of total revenue, total expenses decreased from 60.6% to 59.6% for the three-month period ended June 30, 2012 compared to the corresponding period in 2011and remained the same at 60.6% for the six-month period ended June 30, 2012 and 2011. Expenses decreased from $1.14 million to $1.13 million for the three-month periods and increased from $2.23 million to $2.27 million for six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. These increases were primarily the result of the increase in trade show expense and a slight increase in salaries and wages offset by decreases in all other expenses.

As a percentage of total revenue, operating income increased from 39.4% to 40.4% for the three-month period and remained the same at 39.4% for the six-month period ended June 30, 2012 compared to the corresponding periods in 2011. Operating income increased from $741,000 to $765,000 and from $1.45 million to $1.47 million for the three-month and six-month periods ending June 30, 2012, respectively, compared to the corresponding periods in 2011.

Interest expense increased from $97,000 to $199,000 and from $196,000 to $295,000 for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. The primary reason for the increase in interest expense was refinancing of the Company's bank debt and borrowing from an officer of the Company with a new bank loan. The Company expensed $93,000 in unamortized loan closing costs from the origination of the former bank loan at the time the loan was repaid and recorded expense of $30,000 to terminate the existing interest rate swap agreement related to the loan which was repaid. In the future, interest expense should be approximately $61,000 per quarter or less as the new loan continues to amortize. For details of the new loan agreement, see Note 2 in the Notes to Condensed Consolidated Financial Statements herein.

Net income decreased from $389,000 to $342,000 and from $757,000 to $707,000 for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. The increased interest expense, as explained above, more than offset the increased operating income resulting in lower net income.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations and licensing grocery stores to sell take-n-bake pizza and other retail products. This strategy is intended to not require any significant increase in expenses. In addition, the Company has previously announced that it has taken the take-n-bake concept, which it has been doing through grocery stores, and created a stand-alone take-n-bake concept for an additional avenue to increase revenue. The strategy will be to franchise that concept which the Company thinks can be done within its existing overhead structure. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 2.6-to-1 on June 30, 2012 compared to 0.8-to-1 on December 31, 2011. This significant improvement was achieved by refinancing all of its debt into one 48-month term loan and the continued net operating income.

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the amount of $5.0 million which is repayable in 48 equal monthly principal installments of $104,000 plus interest commencing on June 15, 2012 with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing bank indebtedness and borrowing from an officer of the Company.

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

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor, the success of its recently developed stand-alone take-n-bake concept, and the factors discussed under "Risk Factors" as contained in the Company's annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2012, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.9 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $42,800 over the succeeding twelve-month period.

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions were denied and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings. On February 28, 2012, the Court granted the Company's request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,326 by April 23, 2012. The Plaintiffs filed a motion to reconsider and the hearing was held on May 23, 2012. The Judge denied their motion and ordered Plaintiffs and Plaintiffs' counsel to pay those sanctions within 14 days, which made the payment due on June 7, 2012. Sanctions were not paid and the Company filed a motion for contempt of court or to show cause. The Judge gave the Plaintiffs until July 5, 2012 to respond to that motion. The Plaintiffs filed a response but the Plaintiffs' counsel did not respond. The Company does not believe that the Plaintiffs' response was responsive to the contempt charge and, therefore, the Company filed a reply asking the Court to rule on the contempt charge against Plaintiffs' counsel and to point out that the Plaintiffs' response was not responsive to the Company's contempt motion and moved the Court to impose additional sanctions. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company has been granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material facts but did not render any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys' fees, interest and other costs of collection, or a total of over $5 million. On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company's counterclaims. As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company's counterclaims against the Plaintiffs. In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements. In addition, the Court determined that, as a matter of law, Noble Roman's was entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims and fees for defending against fraud claims against the Company and certain of its officers. The amount of the award is to be determined at trial. The Company moved the Court to order mandatory mediation as to the Indiana Franchise Act claim and the Company's counterclaim for damages. The Court ordered mediation, which is set for September 14, 2012 with all Plaintiffs required to appear.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 22.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NOBLE ROMAN'S, INC.



Date:    August 13, 2012                 By: /s/ Paul W. Mobley
                                             ----------------------------------
                                             Paul W. Mobley, Chairman,
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                             and Principal Accounting Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)

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

  10.17 Credit Agreement with BMO Harris Bank, N.A. dated May 15, 2012 filed herewith.

  10.18 Promissory Note to BMO Harris Bank, N.A. dated May 15, 2012 filed herewith.

  21.1 Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

  31.1         C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

  32.1         C.E.O. and C.F.O. Certification under Section 1350

  101          Interactive Financial Data