Form 10-Q
period 2012-09-30
NOBLE ROMANS INC
filed 2012-11-08
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 19,516,589 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


         Condensed consolidated balance sheets as of December 31, 2011
              and September 30, 2012 (unaudited)                          Page 3

         Condensed consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2012
              (unaudited)                                                 Page 4

         Condensed consolidated statements of changes in stockholders'
              equity for the nine months ended September 30, 2012
              (unaudited)                                                 Page 5

         Condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012 (unaudited) Page 6

         Notes to condensed consolidated financial statements (unaudited) Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  December 31,    September 30,
                                                                                      2011            2012
                                                                                  ------------    ------------
                                        Assets
Current assets:
   Cash                                                                           $    233,296    $    162,768
   Accounts and notes receivable - net                                                 884,811       1,212,115
   Inventories                                                                         338,447         424,136
   Assets held for resale                                                              252,552         252,552
   Prepaid expenses                                                                    278,718         507,284
   Deferred tax asset - current portion                                              1,400,000       1,400,000
                                                                                  ------------    ------------
           Total current assets                                                      3,387,824       3,958,855
                                                                                  ------------    ------------

Property and equipment:
   Equipment                                                                         1,147,109       1,160,824
   Leasehold improvements                                                               12,283          12,283
                                                                                  ------------    ------------
                                                                                     1,159,392       1,173,107
   Less accumulated depreciation and amortization                                      851,007         892,343
                                                                                  ------------    ------------
          Net property and equipment                                                   308,385         280,764
Deferred tax asset (net of current portion)                                          9,613,399       8,920,666
Other assets                                                                         3,914,523       4,453,865
                                                                                  ------------    ------------
                      Total assets                                                $ 17,224,131    $ 17,614,150
                                                                                  ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                              $  3,575,000       1,250,000
   Accounts payable and accrued expenses                                               665,054         170,267
                                                                                  ------------    ------------
                Total current liabilities                                            4,240,054       1,420,267
                                                                                  ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                                          --         3,333,333
   Note payable to officer                                                           1,255,821            --
                                                                                  ------------    ------------
               Total long-term liabilities                                           1,255,821       3,333,333
                                                                                  ------------    ------------


Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,469,317 issued and outstanding as of December 31, 2011 and 19,516,589 as of
       September 30, 2012)                                                          23,239,976      23,337,814
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2011 and September 30, 2012)                     800,250         800,250
   Accumulated deficit                                                             (12,311,970)    (11,277,514)
                                                                                  ------------    ------------
                Total stockholders' equity                                          11,728,256      12,860,550
                                                                                  ------------    ------------
                      Total liabilities and stockholders' equity                  $ 17,224,131    $ 17,614,150
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                              2011            2012           2011            2012
                                                          ------------    ------------   ------------    ------------
Royalties and fees                                        $  1,623,943       1,728,207   $  5,030,533    $  5,199,187
Administrative fees and other                                    3,107           5,202         22,502          17,944
Restaurant revenue                                             138,601         111,259        395,122         358,788
                                                          ------------    ------------   ------------    ------------
                Total revenue                                1,765,651       1,844,668      5,448,157       5,575,919

Operating expenses:
     Salaries and wages                                        251,790         250,216        736,929         747,199
     Trade show expense                                         77,112         128,357        260,359         372,481
     Travel expense                                             50,919          46,234        150,393         140,607
     Other operating expenses                                  165,286         170,488        520,516         520,697
     Restaurant expenses                                       137,508         100,514        385,975         332,789
Depreciation and amortization                                   36,311          28,561         86,170          87,786
General and administrative                                     405,281         394,122      1,217,099       1,182,508
                                                          ------------    ------------   ------------    ------------
              Total expenses                                 1,124,207       1,118,492      3,357,441       3,384,067
                                                          ------------    ------------   ------------    ------------
              Operating income                                 641,444         726,176      2,090,716       2,191,852
Interest and other expense                                      98,965          61,211        294,823         355,831
                                                          ------------    ------------   ------------    ------------

              Income before income taxes                       542,479         664,965      1,795,893       1,836,021
Income tax expense                                             214,876         263,393        711,353         727,247
                                                          ------------    ------------   ------------    ------------
              Net income from continuing operations            327,603         401,572      1,084,540       1,108,774
Loss from discontinued operations net of
    tax benefit of $207,280 for 2011                          (316,022)           --         (316,022)           --
                                                          ------------    ------------   ------------    ------------
              Net income                                        11,581         401,572        768,518       1,108,774
                                                          ------------    ------------   ------------    ------------
              Cumulative preferred dividends                    24,682          24,682         74,047          74,318
                                                          ------------    ------------   ------------    ------------
              Net income (loss) available to common
                   stockholders                           $    (13,101)   $    376,890   $    694,471    $  1,034,456
                                                          ============    ============   ============    ============

Earnings per share - basic:
     Net income from continuing operations                $        .02    $        .02   $        .06    $        .06
     Net loss from discontinued operations                        (.02)           --             (.02)           --
     Net income                                                   --               .02            .04             .06
     Net income (loss) available to common stockholders   $       --      $        .02   $        .04    $        .05
                                                          ============    ============   ============    ============

Weighted average number of common shares
      outstanding                                           19,469,317      19,506,886     19,453,932      19,491,274
Diluted earnings per share:
     Net income from continuing operations                $        .02    $        .02   $        .05    $        .06
     Net loss from discontinued operations                        (.02)           --             (.02)           --
     Net income                                                   --               .02            .04             .06
     Net income available to common stockholders          $       --      $        .02   $        .03    $        .05
Weighted average number of common shares
     outstanding                                            20,159,153      20,070,990     20,143,768      20,055,378

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                      Preferred             Common Stock            Accumulated
                                        Stock           Shares          Amount        Deficit          Total
                                     ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2011         $    800,250      19,469,317    $ 23,239,976   $(12,311,970)   $ 11,728,256

Net income for nine months ended
    September 30, 2012                                                                 1,108,774       1,108,774

Cumulative preferred dividends                                                           (74,318)        (74,318)

Exercise of employee stock options                         47,272          18,200                         18,200

Amortization of value of stock
    options                                                                79,638                         79,638
                                     ------------    ------------    ------------   ------------    ------------

Balance at September 30, 2012        $    800,250      19,516,589      23,337,814   $(11,277,514)   $ 12,860,550
                                     ============    ============    ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended September 30,
                                                                  2011          2012
                                                              -----------    -----------
OPERATING ACTIVITIES
     Net income                                               $   768,518    $ 1,108,774
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                       160,492        150,734
              Deferred income taxes                               504,073        727,248
              Changes in operating assets and liabilities:
                 Increase  in:
                      Accounts and notes receivable              (235,723)      (327,304)
                      Inventories                                 (26,329)       (85,690)
                      Prepaid expenses                            (87,382)      (228,566)
                      Other assets                               (635,886)      (381,558)
                Increase (decrease) in:
                     Accounts payable and accrued expenses        478,206        (86,254)
                                                              -----------    -----------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES         925,969        877,384
                                                              -----------    -----------


INVESTING ACTIVITIES
     Purchase of property and equipment                            (8,699)       (13,715)
     Investment in assets held for sale                            (3,393)          --
                                                              -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES               (12,092)       (13,715)
                                                              -----------    -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations         (453,034)      (408,533)
     Payment of cumulative preferred dividends                    (74,047)       (74,318)
     Payment of principal outstanding under prior bank loan      (725,000)    (3,575,000)
     Payment of principal of officer loan                            --       (1,255,821)
     Net proceeds from new bank loan                                 --        4,812,457
     Payment of principal outstanding under new bank loan            --         (416,667)
     Payment of alternative minimum tax                              --          (34,515)
     Proceeds from the exercise of employee stock options          18,000         18,200
     Principal payment received on notes receivable                31,665           --
     Proceeds from officer loan                                   200,000           --
                                                              -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES            (1,002,416)      (934,197)
                                                              -----------    -----------

Decrease in cash                                                  (88,539)       (70,528)
Cash at beginning of period                                       337,044        233,296
                                                              -----------    -----------
Cash at end of period                                         $   248,505    $   162,768
                                                              ===========    ===========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                        $   257,564    $   207,123

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 - Note Payable to Bank. On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. for a term loan in the amount of $5.0 million which is repayable in 48 equal monthly principal installments of $104,000 plus interest commencing on June 15, 2012 with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing indebtedness to Wells Fargo Bank, N.A. and to an officer of the Company. The Company's obligations under the term loan are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $1.2 million of the term loan. The Credit Agreement contains certain restrictions such as a prohibition on the payment of dividends.

Note 3 - Royalties and Fees. Royalties and fees include $131,000 and $256,000 for the three-month and nine-month periods ended September 30, 2012, and $28,000 and $156,000 for the three-month and nine-month periods ended September 30, 2011, respectively, of initial franchise fees. Royalties and fees included $32,000 and $55,000 for the three-month and nine-month periods ended September 30, 2012, and $11,000 and $30,000 for the three-month and nine-month periods ended September 30, 2011, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1.6 million and $4.9 million for the three-month and nine-month periods ended September 30, 2012 and $1.6 million and $4.8 million for the three-month and nine-month periods ended September 30, 2011, respectively. The breakdown of royalties and fees, less upfront fees, were royalties and fees from non-traditional franchises other than grocery stores were $1.0 million and $3.2 million for the three-month and nine-month periods ended September 30, 2012, and $971,000 and $3.1 million for the three-month and nine-month periods ended September 30, 2011, respectively; royalties and fees from grocery store take-n-bake were $350,000 and $1,045,000 for the three-month and nine-month periods ended September 30, 2012, and $325,000 and $873,000 for the three-month and nine-month periods ended September 30, 2011, respectively; and royalties and fees from traditional locations were $179,000 and $640,000 for the three-month and nine-month periods ended September 30, 2012, and $288,000 and $838,000 for the three-month and nine-month periods ended September 30, 2011, respectively. The Company has no material amount of past due royalties.

There were 1,460 franchises/licenses in operation on September 30, 2011 and 1,772 franchises/licenses in operation on September 30, 2012. During the twelve-month period ended September 30, 2012, 326 new franchised/licensed locations opened and 14 franchised/licensed locations closed. The breakdown of the 1,772 franchises/licenses at September 30, 2012 was 757 non-traditional franchises other than grocery stores, 973 grocery stores and 42 traditional franchises. In the ordinary course, grocery stores from time to time add products, remove and subsequently re-offer them. Therefore, it is unknown if any grocery store licensees have left the system.

Note 4 - Earnings Per Share. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2012:

                                                  Three Months Ended September 30, 2012
                                                  -------------------------------------
                                                                                 Per-Share
                                                 Income           Shares          Amount
                                                 ------           ------          ------
                                               (Numerator)     (Denominator)
Net income                                     $  401,572       19,506,886       $   .02
 Less preferred stock dividends                    24,682
                                               ----------

 Earnings per share - basic
 Income available to common stockholders          376,890                            .02

 Effect of dilutive securities
     Options                                                       197,438
     Convertible preferred stock                   24,682          366,666
                                               ----------       ----------

 Diluted earnings per share
 Income available to common stockholders
     and assumed conversions                   $  401,572       20,070,990       $   .02
                                               ==========       ==========

                                                   Nine Months Ended September 30, 2012
                                                   ------------------------------------
                                                                                 Per-Share
                                                 Income           Shares          Amount
                                                 ------           ------          ------
                                               (Numerator)     (Denominator)
Net income                                     $1,108,774       19,491,274       $   .06
Less preferred stock dividends                     74,318
                                               ----------

Earnings per share - basic
Income available to common stockholders         1,034,456                            .05

Effect of dilutive securities
    Options                                                        197,438
    Convertible preferred stock                    74,318          366,666
                                               ----------       ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                    $1,108,774       20,055,378       $   .06
                                               ==========       ==========

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2011:

                                                  Three Months Ended September 30, 2011
                                                  -------------------------------------
                                                                                 Per-Share
                                                 Income           Shares          Amount
                                                 ------           ------          ------
                                               (Numerator)     (Denominator)
Net income                                     $   11,581       19,469,317       $   .00
Less preferred stock dividends                    (24,682)
                                               ----------

Earnings per share - basic
Loss available to common stockholders             (13,101)                           .00

Effect of dilutive securities
    Options                                                        323,170
    Convertible preferred stock                    24,682          366,666
                                               ----------       ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                    $   11,581       20,159,153       $   .00
                                               ==========       ==========

                                                   Nine Months Ended September 30, 2011
                                                   ------------------------------------
                                                                                 Per-Share
                                                 Income           Shares          Amount
                                                 ------           ------          ------
                                               (Numerator)     (Denominator)
Net income                                     $  768,518       19,453,932       $   .04
Less preferred stock dividends                    (74,047)
                                               ----------

Earnings per share - basic
Income available to common stockholders           694,471                            .04

Effect of dilutive securities
    Options                                                        323,170
    Convertible preferred stock                    74,047          366,666
                                               ----------       ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                    $  768,518       20,143,768       $   .04
                                               ==========       ==========


Note 5 - Pending Litigation. The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions were denied and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have exhausted their rights of appeal. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings and that motion was granted by the Court. The sanctions were not paid and the Company filed a motion for contempt of court or to show cause and the Court has not yet ruled on that motion. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company has been granted summary judgment as to liability.

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

The trial began on October 30, 2012 on the one franchisee-Plaintiff's claim under the Indiana Franchise Act and the Company's counterclaims for damages against all of the Plaintiffs remaining in the case. As of the date of this report, the trial is still proceeding. The Judge has indicated, upon completion of the trial, he will rule on the amount of attorney's fees owed to the Company by the Plaintiffs.

Note 6 - Subsequent Events. The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake", "Tuscano's Italian Style Subs" and "Tuscano's Grab-N-Go Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto

Rico, the Bahamas, Italy and Canada. Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing its sales efforts primarily on (1) selling franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) license agreements for grocery stores to sell the Noble Roman's Take-N-Bake Pizza and (3) the recently developed stand-alone take-n-bake pizza prototype. The Company has entered into agreements with three separate existing franchisees to open a total of seven stand-alone take-n-bake units in the upcoming months, the first of which opened in Greenwood, Indiana, a suburb of Indianapolis, on October 29, 2012. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations.

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

The Company has recently developed a stand-alone take-n-bake pizza prototype and has entered into agreements with three separate existing franchisees to open a total of seven such units in the upcoming months. The first stand-alone Take-N-Bake Pizza location opened in Greenwood, Indiana, a suburb of Indianapolis, on October 29, 2012. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for increased home baking performance. The Company's stand-alone pizza program features the chains popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza and Noble Roman's famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format. Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.

Tuscano's Italian Style Subs

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features which include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's franchise is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for some of the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise.

Tuscano's Grab-N-Go Subs

Noble Roman's has developed a grab-n-go service system for a select portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. Franchisees that opened prior to the development of the grab-n-go service system may add it as an option. The grab-n-go system has already been integrated into the operations of several existing locations and is now available to all franchisees. New, non-traditional franchisees have the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a Noble Roman's franchise or license.

Business Strategy
-----------------

The Company's business strategy includes the following four elements:

1.  Focus on revenue expansion through three primary growth vehicles:

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

Licensing and Franchising the Company's Take-N-Bake Program. In September 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees and/or stand-alone franchise locations. Since the Company started offering take-n-bake pizza to grocery store chains in September 2009, through November 6, 2012, the Company has signed agreements for approximately 1,350 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,010 of those locations. The Company is currently in discussions with numerous grocery store operators for additional take-n-bake locations. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

To further accelerate the growth of take-n-bake pizza in grocery stores, the Company has focused on signing agreements with various grocery store distributors to market the take-n-bake pizza program to the distributors' current customer bases. As of November 6, 2012, the Company had signed 14 grocery distributors to the program, and continues to pursue others as well.

Franchising the Company's Take-N-Bake Program for Stand-Alone Locations. The Company has recently developed a stand-alone take-n-bake pizza prototype and has entered into agreements with three separate existing franchisees to open a total of seven such units in the upcoming months. The first stand-alone Take-N-Bake Pizza location opened in Greenwood, Indiana, a suburb of Indianapolis, on October 29, 2012. The Company's stand-alone take-n-bake program features the chain's popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza and Noble Roman's famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format. Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more. The Company is currently in discussions with other prospects for its stand-alone program and plans to commence advertising for additional franchisees in the near future.

2.  Leverage the results of extensive research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process. The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company's strategic attributes and growth potential. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and the carton-to-shelf retail items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, and relatively low in food cost, and which require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which its products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, margins on Noble Roman's products, after cost of product and royalty, can range to approximately 65% to 70%. The Company believes it maintains a competitive advantage in product cost by using carefully selected independent third-party manufacturers and independent third-party distributors. This allows the Company to contract for proprietary products and services with highly efficient suppliers that have the potential of keeping costs low compared to typical competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

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

The Company utilizes four basic methods of reaching potential franchisees and licensees and to communicate its product and system advantages. These methods include: 1) calling from both acquired and in-house prospect lists; 2) frequent direct mail campaigns to targeted prospects; 3) web-based lead capturing; and 4) live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product's quality to demonstrate the advantages of the Company's products. The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that they offer opportunities for fruitful lead generation.

Business Operations
-------------------

Distribution
------------

Primarily all of the Company's products are manufactured pursuant to the Company's recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers. These contracts require the manufacturers to produce products with various specifications and sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 12 primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company's franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories. Each of the primary distributors purchases the products from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distribute the ingredients to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with 14 grocery store distributors located in various parts of the country which agree to buy their products from one of the primary distributors to distribute take-n-bake products to their grocery store customers.

Franchising
-----------

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

-----------------------------------------------------------------------------------------
                                               Non-Traditional,               Traditional
Franchise                                      except Hospitals  Hospitals    Stand-Alone
-----------------------------------------------------------------------------------------
Noble Roman's Pizza                            $ 6,000           $10,000      $15,000
-----------------------------------------------------------------------------------------
Tuscano's Subs                                 $ 6,000           $10,000      $15,000
-----------------------------------------------------------------------------------------
Noble Roman's & Tuscano's                      $10,000           $18,000      $18,000
-----------------------------------------------------------------------------------------
Noble Roman's Stand-Alone Take-N-Bake                                         $15,000
-----------------------------------------------------------------------------------------

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: purchase proprietary ingredients from a Noble Roman's-approved distributor; assemble the products using only Noble Roman's approved ingredients and recipes; and display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price, on the key ingredients for a fee to the Company in lieu of royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, hold the amount in trust for the Company and remit such fees to the Company within ten days after the end of each month.

Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company periodically evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company's products or changes in the business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2012, respectively.

                                        Three Months Ended             Nine Months Ended
                                            September 30,                September 30,
                                            ------------                 ------------
                                        2011           2012           2011          2012
                                       -----          -----          -----         -----
Royalties and fees                      92.1  %        93.7 %         92.3 %        93.3 %
Administrative fees and other            0.2            0.3            0.4           0.3
Restaurant revenue                       7.7            6.0            7.3           6.4
                                       -----          -----            ---           ---
     Total revenue                     100.0  %       100.0 %        100.0 %       100.0 %
                                       -----          -----          -----         -----
Operating expenses:
     Salaries and wages                 14.3           13.6           13.5          13.4
     Trade show expense                  4.4            7.0            4.8           6.7
     Travel expense                      2.9            2.5            2.8           2.5
     Other operating expense             9.4            9.2            9.6           9.3
     Restaurant expenses                 7.8            5.4            7.1           6.0
Depreciation and amortization            2.0            1.5            1.6           1.6
General and administrative              22.9           21.4           22.2          21.2
                                       -----          -----           ----          ----
     Total expenses                     63.7           60.6           61.6          60.7
                                       -----          -----           ----          ----
     Operating income                   36.3           39.4           38.4          39.3
Interest and other expense               5.6            3.3            5.4           6.4
                                       -----          -----            ---           ---
     Income before income taxes         30.7           36.1           33.0          32.9
Income tax expense                      12.1           14.3           13.1          13.0
                                       -----          -----           ----          ----
     Net income                         18.6  %        21.8 %         19.9 %        19.9 %
                                       =====          =====           ====          ====

Results of Operations
---------------------

Total revenue increased from $1.77 million to $1.84 million and from $5.45 million to $5.58 million for the respective three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. Franchisee fees and equipment commissions ("upfront fees") increased from $39,500 to $163,000 and increased from $185,000 to $311,000 during the respective three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. Royalties and fees, less upfront fees, remained approximately the same at $1.56 million for the three-month periods ended September 30, 2012 and 2011, and increased from $4.85 million to $4.89 million for the nine-month period ended September 30, 2012 compared to the corresponding periods in 2011. The breakdown of royalties and fees less upfront fees: royalties and fees from non-traditional franchises other than grocery stores were $1.04 million and $3.20 million for the three-month and nine-month periods ended September 30, 2012, and $971,000 and $3.13 million for the three-month and nine-month periods ended September 30, 2011, respectively; royalties and fees from the grocery store take-n-bake were $350,000 and $1.05 million for the three-month and nine-month periods ended September 30, 2012 and $325,000 and $873,000 for the three-month and nine-month periods ended September 30, 2011, respectively; and royalties and fees from traditional locations were $179,000 and $640,000 for the three-month and nine-month periods ended September 30, 2012, and $288,000 and $838,000 for the three-month and nine-month periods ended September 30, 2011, respectively. Included in royalties and fees from traditional locations were $100,000 and $400,000 for the three-month and nine-month periods ended September 30, 2012, and $200,000 and $600,000 for the three-month and nine-month periods ended September 30, 2011, respectively, for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Restaurant revenue decreased from $139,000 to $111,000 and from $395,000 to $359,000 for the respective three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. The decreases were a result of same store sales decreases. The Company only operates two locations primarily for testing and demonstration purposes.

Salaries and wages decreased, as a percentage of total revenue, from 14.3% to 13.6% and from 13.5% to 13.4% for the respective three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. The decreases were primarily the result of revenue increases. The amount of salaries and wages decreased slightly from $252,000 to $250,000 for the three-month period ended September 30, 2012 compared to the corresponding period in 2011, and increased from $737,000 to $747,000 for the nine-month period ended September 30, 2012 compared to the corresponding period in 2011.

Trade show expenses increased from 4.4% to 7.0% of total revenue and from 4.8% to 6.7% of total revenue for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. These increases were the result of scheduling more trade shows for marketing to grocery stores.

Travel expenses decreased from 2.9% to 2.5% of total revenue and from 2.8% to 2.5% of total revenue for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The amount of travel expense decreased from $51,000 to $46,000 and from $150,000 to $141,000 for the respective three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. The decreases were partially the result of increased revenue and partially the result of efficiency in scheduling openings in groups by region of the country.

Other operating expenses decreased, as a percentage of total revenue, from 9.4% to 9.2% and from 9.6% to 9.3% for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The amount of operating expenses increased from $165,000 to $170,000 for the three-month period ended September 30, 2012 compared to the corresponding period in 2011, and remained constant at $521,000 for the nine-month periods ended September 30, 2012 and 2011. This reflected management's effort to tightly control operating expenses while increasing revenue.

Restaurant expenses decreased as a percentage of total revenue from 7.8% to 5.4% and from 7.1% to 6.0% for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease was primarily a result of the restaurant revenue decrease and as a result of the increase in total revenue. The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

General and administrative expenses decreased as a percentage of total revenue from 22.9% to 21.4% and from 22.2% to 21.2% for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The amount of general and administrative expenses decreased from $405,000 to $394,000 and from $1.22 million to $1.18 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in general and administrative expense was primarily the result of tightly controlling costs.

Total expenses decreased as a percentage of total revenue from 63.7% to 60.6% and from 61.6% to 60.7% for the three-month and nine-month periods period ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The amount of total actual expenses was $1.12 million and $1.12 million, and $3.36 million and $3.38 million, respectively, for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in total expenses as a percentage of total revenue was primarily the result of increases in total revenue. Trade show expenses in both the three-month and nine-month periods in 2012 compared to the corresponding periods in 2011 increased, but were offset by decreases in other expense categories.

Operating income increased as a percentage of total revenue from 36.3% to 39.4% and from 38.4% to 39.3% for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Actual operating income increased from $641,000 to $726,000 and from $2.09 million to $2.19 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011.

Interest expense decreased as a percentage of total revenue from 5.6% to 3.3% for the three-month period ended September 30, 2012 compared to the corresponding period in 2011, and increased from 5.4% to 6.4% for the nine-month period ended September 30, 2012 compared to the corresponding period in 2011. The decrease in the three-month period was primarily the result of the re-financing of the Company's debt that was completed in the second quarter at a lower effective rate. The increase for the nine-month period was primarily the result of the Company expensing $93,000 in the unamortized loan closing costs from the origination of the former bank loan at the time the loan was repaid and recording expense of $30,000 to terminate the former interest rate swap agreement related to the loan which was repaid.

Net income from continuing operations increased from $328,000 to $402,000 and from $1.08 million to $1.11 million for the respective three-month and nine-month periods ended September 30, 2012, compared to the corresponding periods in 2011.

The Company recorded a loss from discontinued operations net of tax benefit of $316,000 in both the three-month and nine-month periods ended September 30, 2011 and none for the corresponding periods in 2012.


Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations. This strategy is intended to not require any significant increase in expenses. The Company previously announced that by developing the take-n-bake concept, which it has been distributing through grocery stores, it created a stand-alone take-n-bake concept for revenue growth opportunity. The Company has signed agreements for seven such locations, the first of which opened on October 29, 2012, while the other six remain under development and are expected to open soon. The strategy is to franchise the stand-alone take-n-bake products, which the Company believes can be done within its existing overhead structure. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 2.8-to-1 on September 30, 2012 compared to 0.8-to-1 on December 31, 2011. This significant improvement was achieved by refinancing all of its debt into one 48-month term loan and the continued net income from operating activities.

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

As a result of the financial arrangements described above and the Company's cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company's cash flow projections are based on the Company's strategy of focusing on growth in non-traditional venues, growth in the number of grocery store locations licensed to sell the take-n-bake pizza, and the anticipated growth from franchising the new stand-alone take-n-bake locations.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2012, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.6 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $39,600 over the succeeding twelve-month period.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008. The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs. As a result, the Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment. All of the motions were denied and the Indiana Court of Appeals dismissed the appeal with prejudice. Plaintiffs' last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties. On December 1, 2011, the Judge denied their motion and specifically found "that there was absolutely no evidence of misconduct" and the Court admonished Plaintiffs and Plaintiffs' counsel for making such unfounded allegations. The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have exhausted their rights of appeal. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings and that motion was granted by the Court. The sanctions were not paid and the Company filed a motion for contempt of court or to show cause and the Court has not yet ruled on that motion. The Company's counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company has been granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders. The Plaintiffs are former franchisees of the Company's traditional location venue. The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises. In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court's Order denied the Company's motion for summary judgment as the Court determined that there is a genuine issue of material facts, but did not express any opinion on the merits of the claim. The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

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

The trial began on October 30, 2012 on the one franchisee-Plaintiff's claim under the Indiana Franchise Act and the Company's counterclaims for damages against all of the Plaintiffs remaining in the case. As of the date of this report, the trial is still proceeding. The Judge has indicated, upon completion of the trial, he will rule on the amount of attorney's fees owed to the Company by the Plaintiffs.


ITEM 6.   Exhibits.

         (a)  Exhibits:  See Exhibit Index appearing on page 23.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NOBLE ROMAN'S, INC.



Date: November 8, 2012                   By: /s/ Paul W. Mobley
                                             ---------------------------------
                                             Paul W. Mobley, Chairman,
                                             Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)

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

           10.17 Credit Agreement with BMO Harris Bank, N.A. dated May 15, 2012 filed as Exhibit 10.17 to the Registrant's current report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

           10.18 Promissory Note to BMO Harris Bank, N.A. dated May 15, 2012 filed as Exhibit 10.18 to the Registrant's current report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

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