Form 10-K
period 2012-12-31
NOBLE ROMANS INC
filed 2013-03-15
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the fiscal year ended December 31, 2012.

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                           Accelerated Filer
                           ---                                              ---
Non-Accelerated Filer                             Smaller Reporting Company  X
(do not check if a         ---                                              ---
smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common shares on such date was $6.1 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,516,589 shares of common stock as of March 1, 2013.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant's 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

                               NOBLE ROMAN'S, INC.
                                    FORM 10-K
                          Year Ended December 31, 2012
                                Table of Contents

Item # in
Form 10-K                                                                 Page
                                     PART I

1.       Business                                                            4
1A.      Risk Factors                                                       11
1B.      Unresolved Staff Comments                                          14
2.       Properties                                                         14
3.       Legal Proceedings                                                  14

                                     PART II
5.       Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                15
6.       Selected Financial Data                                            17
7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            17
7A.      Quantitative and Qualitative Disclosures About Market Risk         25
8.       Financial Statements and Supplementary Data                        26
9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                             41
9A.      Controls and Procedures                                            41
9B.      Other Information                                                  42

                                    PART III
10.      Directors, Executive Officers and Corporate Governance             42
11.      Executive Compensation                                             42
12.      Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                      42
13.      Certain Relationships and Related Transactions, and Director
           Independence                                                     42
14.      Principal Accounting Fees and Services                             43

                                     PART IV
15.      Exhibits, Financial Statements Schedules                           43

                                     PART 1


ITEM 1.  BUSINESS

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake" and "Tuscano's Italian Style Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, Dominican Republic and Canada. Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (1) franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman's Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman's Take-N-Bake Pizza. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the "Company" are to Noble Roman's, Inc. and its subsidiaries, unless the context requires otherwise.

Products & Systems
------------------

The Company's non-traditional franchises provide high-quality products, simple operating systems, labor minimizing operations and attractive food costs.

Noble Roman's Pizza

The hallmark of Noble Roman's Pizza is "Superior quality that our customers can taste." Every ingredient and process has been designed with a view to produce superior results.

     o Crust made with only specially milled flour with above average protein and yeast.
     o Fresh packed, uncondensed sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
     o 100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
     o 100% real meat toppings, with no additives or extenders - a distinction compared to many pizza concepts.
     o Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
     o An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
     o A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman's Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as a stand-alone take-n-bake retail outlet. The Company offers the take-n-bake program in grocery stores as a license agreement rather than a franchise agreement, however, the stand-alone take-n-bake pizza is offered under a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for increased home baking performance.

Tuscano's Italian Style Subs

Tuscano's Italian Style Subs is a separate restaurant concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for some of the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise. Noble Roman's has developed a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. Franchisees that opened prior to the development of the grab-n-go service system may add it as an option. The grab-n-go system has already been integrated into the operations of several existing locations and is available to all franchisees. New, non-traditional franchisees have the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a Noble Roman's franchise or license.

Business Strategy
-----------------

The Company's business strategy includes the following four elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company's franchises in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location. Non-traditional franchises and licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. Although the Company's current focus is on non-traditional franchise or license expansion and franchising stand-alone take-n-bake pizza retail outlets, the Company will still seek to capitalize on other franchising opportunities as they present themselves.

As a result of the Company's major focus on non-traditional franchising, franchising stand-alone take-n-bake retail outlets and licensing take-n-bake pizzas for grocery stores, its requirements for overhead and operating costs are significantly less than if it were focusing on traditional franchising. In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes. This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing and Franchising the Company's Take-N-Bake Program. In late 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees and stand-alone franchise locations. Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through March 1, 2013, the Company has signed agreements for approximately 1,500 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,075 of those locations. The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements. Beginning in August 2011, the Company introduced six new "Signature Specialty Take-N-Bake Pizza" combinations to its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these new combinations is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

In January 2013, in an attempt to increase sales in existing grocery stores, the Company added two optional variations to the standard grocery store take-n-bake program. The licensee may purchase a Noble Roman's branded display warmer and a small commercial pizza oven for approximately $500 and offer a Noble Roman's SuperSlice hot pizza program. The other variation is for grocery store deli departments to install a menu board and offer the Company's Make-It-Your-Way pizza program. With this variation, the customer can choose from purchasing one of the standard take-n-bake pizzas in the display cooler or the customer can have the deli staff make a pizza with the toppings of the customer's choice.

Franchising the Company's Take-N-Bake Program for Stand-Alone Locations. In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 11 locations as of March 1, 2013. The first stand-alone take-n-bake pizza location opened in October 2012, the second location in December 2012 and third location opened in January 2013. Three additional locations are scheduled to open in March 2013 and the remaining five locations will open in the next few months. The Company's stand-alone take-n-bake program features the chain's popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza and Noble Roman's famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format. Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more. The Company is currently in discussions with several other prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems. In addition, the Company will demonstrate Noble Roman's stand-alone Take-N-Bake Pizza concept at the National Restaurant Association Show in May 2013.

2.  Leverage the results of extensive research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process. The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company's strategic attributes and growth potential. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other menu items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, gross margins on Noble Roman's products, after cost of product and royalty, can range from approximately 65% to 70%. The Company believes it maintains a competitive advantage in product cost by using carefully selected, independent third-party manufacturers and independent third-party distributors. This allows the Company to contract for production of proprietary products and services with highly efficient suppliers that have the potential of keeping costs low compared to many competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

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

Business Operations
-------------------

Distribution
------------

Primarily all of the Company's products are manufactured pursuant to the Company's recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers. These contracts require the manufacturers to produce products with specific specifications and to sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 11 primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company's franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories. Each of the primary distributors purchases the products from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy their products from one of the primary distributors and to distribute take-n-bake products to their grocery store customers.

Franchising
-----------

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

-----------------------------------------------------------------------------------------------
                                         Non-Traditional, except                 Traditional
Franchise                                       Hospitals          Hospitals     Stand-Alone
-----------------------------------------------------------------------------------------------
Noble Roman's Pizza                              $ 6,000            $10,000        $15,000
-----------------------------------------------------------------------------------------------
Tuscano's Subs                                   $ 6,000            $10,000        $15,000
-----------------------------------------------------------------------------------------------
Noble Roman's & Tuscano's                        $10,000            $18,000        $18,000
-----------------------------------------------------------------------------------------------
Noble Roman's Stand-Alone Take-N-Bake               --                --           $15,000
-----------------------------------------------------------------------------------------------

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients from a Noble Roman's-approved distributor; (2) assemble the products using only Noble Roman's approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

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

Most of the Company's competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations. This lack of operating experience may be a limitation for them in attracting and maintaining non-traditional franchisees or licensees who, by the nature of the segment, often have little exposure to foodservice operations themselves. The Company's background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

Seasonality of Sales
--------------------

Direct sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. The Company's sales of take-n-bake pizza in grocery stores are typically slower during the summer months, especially when the weather is hot. Sales to other non-traditional venues show less or no seasonality. Additionally, in middle and northern climates where adverse winter weather conditions may hamper outdoor travel or activities, foodservice sales by franchisees or licensees may be sensitive to sudden drops in temperature or precipitation which would in turn affect Company royalties.

Employees
---------

As of March 1, 2013, the Company employed approximately 21 persons full-time and 11 persons on a part-time, hourly basis, of which 19 of the full-time employees are employed in sales and service of the franchise/license units and two of the full-time employees and the 11 employed on a part-time basis manage and work at the two Company locations. No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

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

Government Regulation
---------------------

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations. In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company's products, its packaging, menu boards and/or other literature.

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

Executive Officers of the Company
---------------------------------

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

Chief Operating Officer, President, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since January 1992 and Secretary since February 1993. Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

Executive Vice President of Franchising - Troy Branson* has been Executive Vice President for the Company since November 1997 and from 1992 to 1997, he was

Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

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


ITEM 1A.   RISK FACTORS

All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control, and any one or a combination of which could materially affect its results of operations. Important factors that could cause actual results to differ materially from the Company's expectations are discussed below. Prospective investors should carefully consider these factors before investing in our securities as well as the information set forth under "Forward-Looking Statements" in Item 7 of this report. These risks and uncertainties include:

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

Dependence on growth strategy.

The Company's primary growth strategy includes selling new franchises or licenses for non-traditional locations and stand-alone take-n-bake pizza retail outlets. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the ability of the franchisee and licensee to operate their locations; (3) their ability to comply with applicable regulatory requirements; and (4) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company's control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional or take-n-bake locations.

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

Ongoing litigation.

As described in Item 3 of this report, the Company was a defendant in a lawsuit filed by certain of its former traditional franchisees. The allegations against the Company have been determined to be without merit and have been dismissed. The Company is no longer a Defendant in this case.

The Company filed counterclaims for damages for breach of contract against the Plaintiffs. The Company has received a summary judgment in favor of the Company against the Plaintiffs on its counterclaims. The Company has since dismissed claims against all but two of the Plaintiffs based on the Company's determination that only two Plaintiffs had the ability to pay. In addition to direct and consequential damages in the Court's summary judgment Order, the Court determined that as a matter of law Noble Roman's is entitled to recover attorney fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims, and fees for defending against the various claims made against the Company. A hearing has been set for March 21, 2013 on the amount of attorney fees to be awarded. Sometime after the hearing on attorney fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

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

Each franchise location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company's third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and
U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

Inapplicability of corporate governance standards that apply to companies listed on a national exchange.

Our stock is quoted on the OTC Bulletin Board, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include: (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans. As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on a national exchange. There is no assurance that the Company's stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.


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

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in various litigation relating to claims arising out of its normal business operations.

Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. the Company

The Company was a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit and Plaintiffs have exhausted their rights of appeal. The separate claim by one of the Plaintiffs under the Indiana Franchise Act was settled. The Company is no longer a Defendant in this case.

The Company filed counterclaims for damages for breach of contract against the Plaintiffs. The Company proceeded to trial against two of the Plaintiffs and obtained damage awards against each. In addition to direct and consequential damages in the Court's summary judgment Order, the Court determined that as a matter of law Noble Roman's is entitled to recover attorney fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims, and fees for defending against the various claims made against the Company. A hearing has been set for March 21, 2013 on the amount of attorney fees to be awarded. Sometime after the hearing on attorney fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

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

                                       2011                     2012
                                       ----                     ----
       Quarter Ended:             High        Low         High        Low
       --------------             -----      -----        -----      -----
       March 31                   $1.08      $ .87        $ .80      $ .50
       June 30                    $1.12      $ .81        $ .65      $ .51
       September 30               $1.01      $ .76        $ .79      $ .61
       December 31                $ .92      $ .55        $ .82      $ .63

Holders of Record
-----------------

As of February 27, 2013, there were approximately 281 holders of record of the Company's common stock and 20 holders of preferred stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

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

Sale of Unregistered Securities
-------------------------------

None.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

                                                                                                        Number of securities
                                                                                                       remaining available for
                                            Number of Securities to be  Weighted-average exercise   future issuance under equity
                                              issued upon exercise of     price of outstanding           compensation plans
                                               outstanding options,        options, warrants           (excluding securities
                                                warrants and rights            and rights             reflected in column (a))
                Plan Category                          (a)                        (b)                            (c)
-----------------------------------------
Equity compensation plans approved by
stockholders                                             --                       $ --                            --

Equity compensation plans not approved by
stockholders                                         3,226,500                    $ .92                           (1)
                                                     ---------                                                    ---

Total                                                3,226,500                    $ .92                           (1)
                                                     =========                                                    ===

(1) The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for its employees, officers and directors. Any employee, officer and director of the Company is eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will generally have a three-year vesting period and will expire ten years after the date of grant. Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President and approved by the Board of Directors. The employee stock option plan does not limit the number of shares that may be issued under the plan.

ITEM 6.  SELECTED FINANCIAL DATA   (In thousands except per share data)

                                                                      Year Ended December 31,
                                                     -------------------------------------------------------
Statement of Operations Data:                          2008        2009       2010        2011        2012
                                                     --------    --------   --------    --------    --------
Royalties and fees                                   $  7,562    $  6,949   $  6,726    $  6,814    $  6,824
Administrative fees and other                              48          64         40          44          20
Restaurant revenue                                      1,432         537        505         518         456
                                                     --------    --------   --------    --------    --------
      Total revenue                                     9,042       7,550      7,271       7,376       7,300
Operating expenses                                      3,184       2,247      2,150       2,202       2,348
Restaurant operating expenses                           1,369         497        502         508         427
Depreciation and amortization                              92          79         66         124         116
General and administrative                              1,625       1,485      1,610       1,620       1,594
                                                     --------    --------   --------    --------    --------
      Operating income                                  2,772       3,242      2,943       2,922       2,815
Interest and other                                        616         467        441         390         413
Adjust valuation allowance - Heyser Case                 --          --         --          --           500
                                                     --------    --------   --------    --------    --------
Income before income taxes from continuing
      operations                                        2,156       2,775      2,502       2,532       1,902
Income taxes                                              733       1,099        991       1,003         753
                                                     --------    --------   --------    --------    --------
      Net income from continuing operations             1,423       1,676      1,511       1,529       1,149

Loss from discontinued operations                      (3,824)       --       (1,201)       (710)       (525)
                                                     --------    --------   --------    --------    --------
      Net income (loss)                              $ (2,401)   $  1,676   $    310    $    819    $    624
      Cumulative preferred dividends                       66          66         91          99          99
                                                     --------    --------   --------    --------    --------
      Net income (loss) available to common
          stockholders                               $ (2,467)   $  1,610   $    219    $    720    $    525
                                                     ========    ========   ========    ========    ========

Weighted average number of common shares               19,213      19,412     19,415      19,458      19,498
          Net income per share from continuing
              operations                             $    .07    $    .09   $    .08    $    .08    $    .06
          Net income (loss) per share                    (.13)        .09        .02         .04         .03
          Net income (loss) per share available to
              common stockholders                    $   (.13)   $    .08   $    .01    $    .04    $    .03

Balance Sheet Data:

Working capital (deficit)                            $    551    $  1,517   $    927    $   (852)   $  1,964
Total assets                                           17,278      16,683     16,895      17,224      17,161
Long-term obligations, net of current portion           5,625       4,125      3,481       1,256       3,021
Stockholders' equity                                 $  8,962    $ 10,623   $ 10,885    $ 11,728    $ 12,379

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

There were 1,583 franchised or licensed outlets in operation on December 31, 2011 and 1,847 on December 31, 2012. During that twelve-month period there were 291 new franchised or licensed outlets opened and 27 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses have left the system.

As discussed in Note 1 of the notes to the Company's consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At December 31, 2011 and 2012 the Company reported net accounts and notes receivable of $3.71 million and $3.99 million, respectively, which were net of allowances to reflect the amount the Company expects to realize for the receivables. The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected. The Company has provided an accrual for estimated future expense related to its discontinued operations in the amount of $162,524 as of December 31, 2011 and $160,706 as of December 31, 2012, which was primarily to provide for future legal expenses for the litigation described in "Legal Proceedings" of this report which involves the discontinued operations of the Company. The Company, at December 31, 2011 and December 31, 2012, had a deferred tax asset on its balance sheet totaling $11.013 million and $10.639 million, respectively. After reviewing expected results from the Company's current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, most of which expire between 2018 and 2028.

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

               Condensed Consolidated Statement of Operations Data
                      Noble Roman's, Inc. and Subsidiaries

                                                                Years Ended December 31,
                                          ---------------------------------------------------------------
                                                     2010                  2011                  2012
                                                     ----                  ----                  ----
Royalties and fees                         $6,725,769    92.5%   $6,813,946    92.4%   $6,823,811    93.5%
Administrative fees and other                  40,312      .6        44,448      .6        19,872      .3
Restaurant revenue                            505,022     6.9       517,679     7.0       456,449     6.2
                                           ----------   -----    ----------   -----    ----------   -----
     Total revenue                          7,271,103   100.0     7,376,073   100.0     7,300,132   100.0

Franchise-related operating
  expenses:
     Salaries and wages                       970,652    13.3       970,966    13.2       979,447    13.4
     Trade show expense                       301,940     4.2       351,907     4.8       498,951     6.8
     Travel expense                           157,973     2.2       191,695     2.6       183,316     2.5
     Other operating expense                  719,316     9.9       687,519     9.3       685,836     9.4
Restaurant expenses                           501,976     6.9       507,838     6.9       427,127     5.9
Depreciation                                   66,578      .9       124,009     1.6       116,287     1.6
General and administrative                  1,610,123    22.1     1,619,778    22.0     1,593,646    21.8
                                           ----------   -----    ----------   -----    ----------   -----

     Operating income                       2,942,545    40.5     2,922,361    39.6     2,815,522    38.6

Interest and other expense                    440,512     6.1       390,858     5.3       413,334     5.7
Adjust valuation allowance - Heyser Case
                                                 --       --            --      --        500,000     6.8
                                           ----------   -----    ----------   -----    ----------   -----

     Income before income taxes             2,502,033    34.4     2,531,504    34.3     1,902,188    26.1
Income taxes                                  991,056    13.6     1,002,730    13.7       753,457    10.3
                                           ----------   -----    ----------   -----    ----------   -----
     Net income from continuing
          operations                       $1,510,977    20.8%   $1,528,774    20.6%   $1,148,731    15.8%
                                           ==========   =====    ==========   =====    ==========   =====

2012 Compared to 2011
---------------------

Total revenue decreased from $7.38 million in 2011 to $7.30 million in 2012. One-time fees, franchisee fees and equipment commissions ("upfront fees") increased from $255,000 in 2011 to $374,000 in 2012. Royalties and fees decreased from $6.56 million in 2011 to $6.45 million in 2012. The breakdown of royalties and fees, less upfront fees, were: royalties and fees from non-traditional franchises other than grocery stores were $4.02 million in 2011 and $4.38 million in 2012; fees from the grocery store take-n-bake were $1.17 million in 2011 and $1.37 million in 2012; and royalties and fees from traditional locations were $1.37 million in 2011 and $707,000 in 2012. Included in royalties and fees from traditional locations were $1.02 million in 2011 and $400,000 in 2012 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Total fees increased from $1.17 million in 2011 to $1.37 million in 2012, or an increase of $201,000 from grocery store take-n-bake locations primarily as a result of adding new locations. Royalties and fees from non-traditional locations increased from $4.02 million in 2011 to $4.38 million in 2012, or an increase of $352,000. The increases of revenue from grocery store take-n-bake locations and non-traditional locations other than grocery stores were offset by decreases in royalties and fees from traditional locations, which decreased from $1.37 million in 2011 to $707,000 in 2012, or a decrease of $662,000. The decrease in royalties and fees from traditional locations was primarily the result of the change in royalties and fees recognized as collectible from traditional locations which were no longer operating of $1.02 million in 2011 and $400,000 in 2012, or a decrease of $620,000.

Restaurant revenues decreased from $518,000 in 2011 to $456,000 in 2012. This decrease was the result of same store sales decreasing. The Company only operates two restaurants for testing and demonstration purposes.

Salaries and wages increased from 13.2% of revenue in 2011 to 13.4% of revenue in 2012. This small increase was primarily the result of a decrease in total revenue. Actual salaries and wages increased slightly from $971,000 in 2011 to $979,000 in 2012.

Trade show expenses increased from 4.8% of revenue in 2011 to 6.8% of revenue in 2012. This increase was the result of more trade show activity, primarily grocery store shows, as a result of adding more grocery store distributors. Actual trade show expenses increased from $352,000 in 2011 to $499,000 in 2012.

Travel expenses decreased from 2.6% of revenue in 2011 to 2.5% of revenue in 2012. This decrease was primarily the result of being able to group grocery store take-n-bake openings together in regions of the country making the travel more efficient. Actual travel expenses decreased from $192,000 in 2011 to $183,000 in 2012.

Other operating expenses increased from 9.3% of revenue in 2011 to 9.4% of revenue in 2012. This increase was primarily the result of a decrease in total revenue. Actual other operating expenses decreased from approximately $688,000 in 2011 to $686,000 in 2012.

Restaurant expenses decreased from 6.9% of revenue in 2011 to 5.9% of revenue in 2012. This decrease was primarily the result of tightly controlling restaurant costs aided by a decrease in restaurant revenue. The Company only operates two restaurants for testing and demonstration purposes and does not intend to operate any more restaurants.

General and administrative expenses decreased from 22.0% of revenue in 2011 to 21.8% of revenue in 2012. Actual general and administrative expenses were approximately $1.62 million in 2011 and $1.59 million in 2012. The decrease in percentage was a result of reduced general and administrative expenses offset by a decrease in total revenue. Actual general and administrative expenses decreased slightly as a result of tightly controlling costs.

Total expenses were $4.45 million, or 60.4% of total revenue in 2011 and $4.48 million, or 61.4% of total revenue in 2012, with an approximate increase of $30,000 in 2012. The increased expenses in 2012 were the result of increased trade show expenses mostly offset by a decrease in other expenses.

Operating income decreased from $2.9 million in 2011 to $2.8 million in 2012. The primary reason for the decrease was an increase in trade show expenses partially offset by a slight increase in royalties and fees income and a decrease in all other expenses.

Interest expense increased from 5.3% of revenue in 2011 to 5.7% of revenue in 2012. Actual interest expense was $391,000 in 2011 compared to $413,000 in 2012. The increase in interest was primarily the result of the Company expensing $93,000 in unamortized loan closing costs from the origination of the former bank loan at the time the loan was repaid and recording an expense of $30,000 to terminate the former interest rate swap agreement related to the loan which was repaid. This was mostly offset with the decreased effective interest rate on the new loan that replaced the former loan.

The Company recorded a $500,000 expense in 2012 by increasing the reserve against receivables from former Plaintiffs in the Heyser Case.

Net income from continuing operations decreased slightly from $1.53 million in 2011 to $1.15 million in 2012. This decrease was primarily the result of increased royalties and fees income from non-traditional locations other than grocery stores and grocery store take-n-bake offset by a decrease in royalties and fees from traditional locations primarily as a result of recognizing $620,000 less in royalties and fees recognized as collectible from traditional locations which are no longer operating. In addition, the Company recorded an additional reserve against collections related to the receivables from the Heyser Case.

Net income per share from continuing operations was $.08 per share in 2011 and $.06 per share in 2012. The weighted average shares outstanding were approximately 19.46 million in 2011 and 19.50 million in 2012. The decrease of $.02 per share was attributable primarily to the Company recording a $500,000 expense by increasing the reserve against collections related to the Heyser Case. The diluted net income per share from continuing operations was $.08 per share in 2011 and $.06 per share in 2012.

Loss on discontinued operations was $710,000 in 2011 and $525,000 in 2012. The Company made the decision in late 2008 to discontinue the business of operating traditional restaurants, which had been acquired from struggling franchisees and later sold to new franchisees, and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to prosecute the Heyser lawsuit, as described in Note 10 of the notes to the accompanying consolidated financial statements. The Company reported an additional loss of $1.2 million in 2010 after determining the estimate in 2008 was insufficient. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection and, therefore, charged to loss from discontinued operations. The Company had an additional loss of $710,000 in 2011 and $525,000 in 2012 relating to the operations that were discontinued in 2008 for an additional accrual of legal and other costs related to the Heyser lawsuit and the charge-off of some additional receivables originating in 2007 and 2008 relating to the operations that were discontinued. The additional accruals were necessary, primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs have continued to file numerous motions for reconsideration and appeals, all of which created additional legal and other expenses.

2011 Compared with 2010

Total revenue increased from $7.27 million in 2010 to $7.38 million in 2011. One-time fees, franchisee fees and equipment commissions ("upfront fees") decreased from $377,000 in 2010 to $255,000 in 2011. Royalties and fees increased from $6.35 million in 2010 to $6.56 million in 2011. The breakdown of royalties and fees, less upfront fees, were: royalties and fees from non-traditional franchises other than grocery stores were $4.43 million in 2010 and $4.02 million in 2011; fees from the grocery store take-n-bake were $463,000 in 2010 and $1.17 million in 2011; and royalties and fees from traditional locations were $1.46 million in 2010 and $1.37 million in 2011. Included in royalties and fees from traditional locations were $1.18 million in 2010 and

$1.02 million in 2011 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Total fees increased from $463,000 in 2010 to $1.17 million in 2011 from grocery store take-n-bake locations primarily as a result of adding new locations. The increase of revenue from grocery store take-n-bake locations was offset by decreases in royalties and fees from non-traditional locations other than grocery stores and traditional locations. Royalties and fees from non-traditional locations decreased from $4.43 million in 2010 to $4.02 million in 2011. This decrease was primarily the result of loss in revenue from bowling centers and attractions offset by an increase of 19 in the number of non-traditional locations. Royalties and fees from traditional locations decreased from $1.46 million in 2010 to $1.37 million in 2011. This decrease was the result of a decrease from $1.18 million in 2010 to $1.02 million in 2011 in royalties and fees recognized as collectible from traditional locations which are no longer operating and the loss of eight traditional franchises.

Restaurant revenues increased from $505,000 in 2010 to $518,000 in 2011. This increase was the result of same store sales increasing. The Company only operates two restaurants for testing and demonstration purposes.

Salaries and wages decreased from 13.3% of revenue in 2010 to 13.2% of revenue in 2011. This small decrease was primarily the result of increased revenue. Actual salaries and wages were approximately the same in 2010 and 2011.

Trade show expenses increased from 4.2% of revenue in 2010 to 4.8% of revenue in 2011. This increase was the result of more trade show activity, primarily grocery store shows, as a result of adding more grocery store distributors. Actual trade show expenses increased from $302,000 in 2010 to $352,000 in 2011.

Travel expenses increased from 2.2% of revenue in 2010 to 2.6% of revenue in 2011. This increase was primarily the result of travel expenses incurred to support grocery store take-n-bake licenses opening throughout the country in locations farther away from the headquarters partially offset by increased revenue. Actual travel expenses increased from $158,000 in 2010 to $192,000 in 2011.

Other operating expenses decreased from 9.9% of revenue in 2010 to 9.3% in 2011. This decrease was primarily the result of tightly controlling operating expenses. Actual other operating expenses decreased from approximately $719,000 in 2010 to $688,000 in 2011.

Restaurant expenses remained the same at 6.9% of revenue in 2010 and 2011. The Company only operates two restaurants for testing and demonstration purposes and does not intend to operate any more restaurants.

General and administrative expenses decreased from 22.1% of revenue in 2010 to 22.0% of revenue in 2011. Actual general and administrative expenses were $1.61 million in 2010 and $1.62 million in 2011. The decrease in percentage was a result of increase in revenue. Actual operating expenses only showed a slight increase as a result of tightly controlling costs.

Operating income remained approximately the same at $2.9 million in 2010 and 2011. The small increase in total revenue was offset by small increases in trade show expense and travel expense.

Interest expense decreased from 6.1% of revenue in 2010 to 5.3% of revenue in 2011. This decrease was a result of a decrease in interest expense and by an increase in revenue. Actual interest expense was $441,000 in 2010 compared to $391,000 in 2011 due to a decrease in average outstanding borrowings partially offset by an increase in the applicable interest rate during the fourth quarter of 2010.

Net income from continuing operations increased slightly from $1.51 million in 2010 to $1.53 million in 2011. This increase was primarily the result of the increase in total revenue.

Net income per share from continuing operations remained the same at $.08 per share in both 2010 and 2011. The weighted average shares outstanding was 19.41 million in 2010 and 19.46 million in 2011. The diluted net income per share from continuing operations remained the same at $.08 per share in 2010 and 2011.

Loss on discontinued operations was $0 in 2009, $1.2 million in 2010 and $710,000 in 2011. The Company made the decision in late 2008 to discontinue the business of operating traditional restaurants, which had been acquired from struggling franchisees and later sold to new franchisees, and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to defend the Heyser lawsuit, as described in Note 10 of the notes to the accompanying consolidated financial statements. The Company reported an additional loss of $1.2 million in 2010 after determining the estimate in 2008 was insufficient. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore charged to loss on discontinued operations. The Company had an additional loss of $710,000 in 2011 relating to the operations that were discontinued in 2008 for an additional accrual of legal and other costs related to the Heyser lawsuit and the charge-off of some additional receivables originating in 2007 and 2008 relating to the operations that were discontinued. An additional accrual was necessary, primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs filed numerous motions for reconsideration and an appeal, all of which created additional legal and other expenses.

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

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations. This strategy is intended to not require any significant increase in expenses. The Company previously announced the development of the take-n-bake program, which it has been distributing through grocery stores, and it has also created a stand-alone take-n-bake program for an added revenue growth opportunity. The Company has signed agreements for 11 such locations, the first of which opened in October 2012, the second opened in December 2012 and the third opened in January 2013. Three additional locations are scheduled to open in March 2013 and the remaining five locations will open in the next few months. The strategy is to franchise the stand-alone take-n-bake products, which the Company believes can be done within its existing overhead structure. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 2.1-to-1 as of December 31, 2012 compared to 0.8-to-1 as of December 31, 2011. This significant improvement was achieved by refinancing all of its debt into one 48-month amortizing term loan and the continued net income from operating activities.

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the amount of $5.0 million which is repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing bank indebtedness and borrowing from an officer of the Company.

As a result of the financial arrangements described above and the Company's cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company's cash flow projections are based on the Company's strategy of focusing on growth in non-traditional venues, growth in the number of grocery store locations licensed to sell the take-n-bake pizza and the anticipated growth from franchising the new stand-alone take-n-bake locations.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations
-----------------------

The following table sets forth the contractual obligations of the Company as of December 31, 2012:

                                Less than                              More than
                      Total       1 year     1-3 Years    3-5 Years     5 years
                   ----------   ----------   ----------   ----------   ---------
Long-term debt     $4,270,833   $1,250,000   $2,500,000   $  520,833   $    --

Operating leases      591,383      230,632      347,501       13,250        --
                   ----------   ----------   ----------   ----------   ---------
     Total         $4,862,216   $1,480,632   $2,847,501   $  534,083   $    --
                   ==========   ==========   ==========   ==========   =========

Forward-Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including stand-alone take-n-bake locations, general economic conditions and other factors including, but not limited to, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2012, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.3 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $36,400 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Consolidated Balance Sheets
                      Noble Roman's, Inc. and Subsidiaries

                                                                              December 31,
                                                                      ----------------------------
                                                                           2011           2012
                                                                      ------------    ------------
                                               Assets
Current assets:
   Cash                                                               $    233,296    $    144,354
   Accounts and notes receivable - net                                     884,811       1,080,362
   Inventories                                                             338,447         460,839
   Assets held for resale                                                  252,552         259,579
   Prepaid expenses                                                        278,718         379,669
   Deferred tax asset - current portion                                  1,400,000       1,400,000
                                                                      ------------    ------------
           Total current assets                                          3,387,824       3,724,803
                                                                      ------------    ------------

Property and equipment:
   Equipment                                                             1,147,109       1,166,103
   Leasehold improvements                                                   12,283          12,283
                                                                      ------------    ------------
                                                                         1,159,392       1,178,386
   Less accumulated depreciation and amortization                          851,007         905,376
                                                                      ------------    ------------
          Net property and equipment                                       308,385         273,010
Deferred tax asset (net of current portion)                              9,613,399       9,238,536
Other assets including long-term portion of notes receivable - net       3,914,523       3,924,404
                                                                      ------------    ------------
                      Total assets                                    $ 17,224,131    $ 17,160,753
                                                                      ============    ============
                               Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term note payable to bank                  $  3,575,000    $  1,250,000
   Accounts payable and accrued expenses                                   665,054         510,710
                                                                      ------------    ------------
                Total current liabilities                                4,240,054       1,760,710
                                                                      ------------    ------------

Long-term obligations:
   Note payable to bank (net of current portion)                              --         3,020,833
   Note payable to officer                                               1,255,821            --
                                                                      ------------    ------------
                Total long-term liabilities                              1,255,821       3,020,833
                                                                      ------------    ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized,
      19,469,317 issued and outstanding as of December 31, 2011 and
      19,516,589 as of December 31, 2012)                               23,239,976      23,366,058
   Preferred stock (5,000,000 shares authorized, 20,625 issued and
      outstanding as of December 31, 2011 and December 31, 2012)           800,250         800,250
   Accumulated deficit                                                 (12,311,970)    (11,787,098)
                                                                      ------------    ------------
                Total stockholders' equity                              11,728,256      12,379,210
                                                                      ------------    ------------
                      Total liabilities and stockholders' equity      $ 17,224,131    $ 17,160,753
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Noble Roman's, Inc. and Subsidiaries

                                                                             Year Ended December 31,
                                                                    -------------------------------------------
                                                                        2010            2011            2012
                                                                    -----------     -----------     -----------
Royalties and fees                                                  $ 6,725,769     $ 6,813,946     $ 6,823,811
Administrative fees and other                                            40,312          44,448          19,872
Restaurant revenue                                                      505,022         517,679         456,449
                                                                    -----------     -----------     -----------
              Total revenue                                           7,271,103       7,376,073       7,300,132

Operating expenses:
     Salaries and wages                                                 970,652         970,966         979,447
     Trade show expense                                                 301,940         351,907         498,951
     Travel expense                                                     157,973         191,695         183,316
     Other operating expenses                                           719,316         687,519         685,836
     Restaurant expenses                                                501,976         507,838         427,127
Depreciation and amortization                                            66,578         124,009         116,287
General and administrative                                            1,610,123       1,619,778       1,593,646
                                                                   ------------    ------------    ------------
              Total expenses                                          4,328,558       4,453,712       4,484,610
                                                                   ------------    ------------    ------------
              Operating income                                        2,942,545       2,922,361       2,815,522

Interest and other expense                                              440,512         390,858         413,334
Adjust valuation allowance - Heyser Case                                   --              --           500,000
                                                                   ------------    ------------    ------------
         Income before income taxes from
                   continuing operations                              2,502,033       2,531,503       1,902,188

Income tax expense                                                      991,056       1,002,729         753,457
                                                                   ------------    ------------    ------------
         Net income from continuing operations                        1,510,977       1,528,774       1,148,731

Loss from discontinued operations net of tax benefit of $787,520
    for 2010, $465,570 for 2011 and $344,079 for 2012                (1,200,664)       (709,816)       (524,588)
                                                                   ------------    ------------    ------------
          Net income                                                    310,313         818,958         624,143
Cumulative preferred dividends                                           90,682          99,000          99,271
                                                                   ------------    ------------    ------------
          Net income available to common
             stockholders                                          $    219,631    $    719,958    $    524,872
                                                                   ============    ============    ============

Earnings per share - basic:
    Net income from continuing operations                          $        .08    $        .08    $        .06
    Net loss from discontinued operations net of tax
       benefit                                                     $       (.06)   $       (.04)   $       (.03)
    Net income                                                     $        .02    $        .04    $        .03
    Net income available to common
       stockholders                                                $        .01    $        .04    $        .03
Weighted average number of common shares
    outstanding                                                      19,414,367      19,457,810      19,497,638

Diluted earnings per share:
    Net income from continuing operations                          $        .08    $        .08    $        .06
    Net loss from discontinued operations net of tax benefit       $       (.06)   $       (.04)   $       (.03)
    Net income                                                     $        .02    $        .04    $        .03
Weighted average number of common shares
    outstanding                                                      20,094,961      20,112,278      20,077,910

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Changes in
                              Stockholders' Equity
                      Noble Roman's, Inc. and Subsidiaries

                                                               Common Stock
                                       Preferred       -----------------------------    Accumulated
                                         Stock            Shares           Amount          Deficit          Total
                                      ------------     ------------     ------------    ------------     ------------
Balance at December 31, 2009          $    800,250       19,412,499     $ 23,074,160    $(13,251,559)    $ 10,622,851

2010 net income                                                                              310,313          310,313

Cumulative preferred dividends                                                               (90,682)         (90,682)

Amortization of value of
    stock options                                                             42,157                           42,157

Cashless exercise of warrants                                 6,818
                                      ------------     ------------     ------------    ------------     ------------
Balance at December 31, 2010          $    800,250       19,419,317     $ 23,116,317    $(13,031,928)    $ 10,884,639

2011 net income                                                                              818,958          818,958

Cumulative preferred dividends                                                               (99,000)         (99,000)

Amortization of value of
    stock options                                                            105,659                          105,659

Exercise of employee stock options                           50,000           18,000                           18,000
                                      ------------     ------------     ------------    ------------     ------------
Balance at December 31, 2011          $    800,250       19,469,317     $ 23,239,976    $(12,311,970)    $ 11,728,256

2012 net income                                                                              624,143          624,143

Cumulative preferred dividends                                                               (99,271)         (99,271)

Amortization of value of
    stock options                                                            107,882                          107,882

Exercise of employee stock options                           47,272           18,200                           18,200
                                      ------------     ------------     ------------    ------------     ------------
Balance at December 31, 2012          $    800,250       19,516,589     $ 23,366,058    $(11,787,098)    $ 12,379,210

See accompanying notes to consolidated financial statements..

                      Consolidated Statements of Cash Flows
                      Noble Roman's, Inc. and Subsidiaries

                                                                            Year ended December 31,
                                                                   -------------------------------------------
                                                                      2010            2011            2012
                                                                   -----------     -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $   310,313     $   818,958     $   624,143
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                158,293         298,937         192,012
          Non-cash expense from loss on discontinued operations        187,330            --              --
          Deferred income taxes                                        991,056       1,002,729         753,457
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts and notes receivable                         94,846          19,711        (195,553)
                  Inventories                                          (77,907)        (21,534)       (122,392)
                  Prepaid expenses                                       6,075         (42,940)       (100,950)
                  Other assets                                        (561,952)       (849,910)        147,902
             Increase in:
                 Accounts payable and accrued expenses                 219,654          10,736         205,946
                                                                   -----------     -----------     -----------
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                      1,327,708       1,236,687       1,504,565
                                                                   -----------     -----------     -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                                 (5,738)         (8,059)        (18,994)
     Assets held for resale                                             (2,751)         (6,274)         (7,027)
                                                                   -----------     -----------     -----------
             NET CASH USED BY INVESTING ACTIVITIES                      (8,489)        (14,333)        (26,021)
                                                                   -----------     -----------     -----------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations              (933,809)       (709,816)       (704,369)
     Payment of cumulative preferred dividends                         (90,682)        (99,000)        (99,271)
     Payment of principal on outstanding under prior bank loan      (1,125,000)       (925,000)     (3,575,000)
     Payment of principal officer loan                                    --              --        (1,255,821)
     Payment of principal outstanding on new bank loan                    --              --          (729,167)
     Payment of alternative minimum tax                                   --              --           (34,515)
     Payment received on long-term notes receivable                      8,612          33,417            --
     Payment of loan modification cost                                    --           (43,703)           --
     Proceeds of loan from officer                                     825,500         400,000            --
     Proceeds from new bank loan                                          --              --         4,812,457
     Proceeds from the exercise of stock options                          --            18,000          18,200
                                                                   -----------     -----------     -----------

              NET CASH USED BY FINANCING ACTIVITIES                 (1,315,379)     (1,326,102)     (1,567,486)
                                                                   -----------     -----------     -----------

Increase (decrease) in cash                                              3,840        (103,748)        (88,942)
Cash at beginning of year                                              333,204         337,044         233,296
                                                                   -----------     -----------     -----------
Cash at end of year                                                $   337,044     $   233,296     $   144,354
                                                                   ===========     ===========     ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2010, a warrant to purchase 50,000 shares at $.95 per share was exercised pursuant to the cashless exercise provision of the warrant and the holders received 6,818 shares of common stock. In 2012, an option to purchase 20,000 shares at $.55 was exercised pursuant to the cashless exercise provision of the option and the holder received 7,272 shares of common stock.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization: The Company sells and services franchises and/or licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza," "Tuscano's Italian Style Subs," and "Noble Roman's Take-N-Pizza". Unless the context otherwise indicates, reference to the "Company" are to Noble Roman's, Inc. and its wholly-owned subsidiaries.

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

As of December 31, 2011, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs. The carrying value for this liability approximated its fair value, and is not material to the Company's 2011 consolidated financial statements. The former interest rate swap was paid off in 2012.

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

Intangible Assets: Debt issue costs are amortized to interest expense ratably over the term of the applicable debt. The debt issue cost being amortized is $156,991 with accumulated amortization at December 31, 2012 of $24,654.

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

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC "Exit or Disposal Cost Obligations" topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2012, the net operating loss carry-forward was approximately $24.3 million which expires between the years 2018 and 2028. Management made the determination that no valuation allowance was necessary after reviewing the Company's business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company's policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations, which were none for the years ended December 31, 2010, 2011 and 2012. The Company's federal and various state income tax returns for

2009 through 2012 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2010:

                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount
                                           -----------  -------------    ------
Net income                                 $  310,313
Less preferred stock dividends                (90,682)
                                           ----------

Earnings per share - basic
Income available to common
    stockholders                              219,631     19,414,367    $   .01
Effect of dilutive securities
    Options                                      --          313,928
    Convertible preferred stock                90,682        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  310,313     20,094,961    $   .02


The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount
                                           -----------  -------------    ------

Net income                                 $  818,958
Less preferred stock dividends                (99,000)
                                           ----------

Earnings per share - basic
Income available to common
    stockholders                              719,958     19,457,810    $   .04
Effect of dilutive securities
    Options                                      --          287,802
    Convertible preferred stock                99,000        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  818,958     20,112,278    $   .04

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012:

                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount
                                           -----------  -------------    ------

Net income                                 $  624,143
Less preferred stock dividends                (99,271)
                                           ----------

Earnings per share - basic
Income available to common
    stockholders                              524,872     19,497,638    $   .03
Effect of dilutive securities
    Options                                      --          213,606
    Convertible preferred stock                99,271        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  624,143     20,077,910    $   .03


Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K. No subsequent event required recognition or disclosure.

Note 2:  Accounts and Notes Receivable

At December 31, 2011 and 2012, the carrying value of the Company's accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2011 and 2012 will be collected.

Note 3:  Notes Payable

On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. for a term loan in the original principal amount of $5.0 million which is payable in 48 equal monthly principal installments of approximately $104,000 plus interest commencing on June 15, 2012 with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from this loan, net of certain fees and expenses associated with obtaining this loan, were used to repay all existing indebtedness to Wells Fargo Bank, N.A. and an officer of the Company, both of which are described below. The Company's obligations under the term loan are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $1.2 million of the term loan and certain restrictions apply such as a prohibition on the payment of dividends, as defined in the Credit Agreement. Interest paid on this Note was $117,899 in 2012.

On January 30, 2012, the Company entered into an Amendment to the Loan Agreement with Wells Fargo Bank, N.A. (the "Amendment") that amended the existing loan agreement between the Company and Wells Fargo, N.A. (the "Loan Agreement"). The Amendment modified the monthly principal payments as follows: $50,000 on February 1, 2012; $75,000 on March 1, 2012; $125,000 on April 1, 2012; $200,000
on the first of each month May through September 2012; and $2,250,000 on October 1, 2012.

The Loan Agreement, as amended, required monthly interest payments at the rate of LIBOR plus 4.25% per annum through and including June 1, 2012, and LIBOR plus 7.25% per annum thereafter. Interest paid on this Note was $91,217 in 2012, $253,813 in 2011 and $310,582 in 2010. The Company's obligations under the loan were secured by the grant of a security interest in its personal property and certain restrictions applied such as a prohibition on the payment of dividends, all as defined in the Loan Agreement.

Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $1,255,821, during 2010 and 2011 which was evidenced by a promissory note, to help fund principal payments due under its bank loan and payments related to discontinued operations. The promissory note provided for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010 and continued on the first day of each calendar month thereafter until the note was paid in full, at the rate of 8% per annum. Interest paid on this Note was $45,716 in 2012, $76,246 in 2011 and $5,956 in 2010.

Note 4:  Royalties and Fees

Approximately $266,500, $194,000 and $294,000 are included in the 2010, 2011 and 2012, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees. Also included in royalties and fees were approximately $110,000, $61,000 and $81,000 in 2010, 2011 and 2012,
respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. For the most part, the Company's ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee's account by electronic withdrawal. As such, the Company has no material amount of past due royalties.

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

There were 1,583 franchised or licensed outlets in operation on December 31, 2011 and 1,847 on December 31, 2012. During that 12-month period there were 291 new franchised or licensed outlets opened and 27 franchised or licensed outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them. Therefore, it is unknown how many grocery store licenses have left the system.

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms. These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman's, Inc. Franchise Agreement. The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on two of the leases to the landlords in the event of default by the assignees. The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs. At December 31, 2012, contingent obligations under non-cancelable operating leases for 2013, 2014, 2015 and 2016, were approximately $90,663, $91,563, $71,343 and $24,675, respectively.

The Company has future obligations of $591,383 under current operating leases as follows: due in less than one year $230,632, due in one to three years $347,501 and due in three to five years $13,250.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $11.01 million at December 31, 2011 and $10.64 million at December 31, 2012, which expires between the years 2018 and 2028. In 2010, 2011 and 2012, the Company used deferred benefits to offset its tax expense of $991,000, $1.00 million and $753,000, respectively, and tax benefits from loss on discontinued operations of $788,000 in 2010, $466,000 in 2011 and $344,000 in 2012. As a
result of the tax credits, the Company did not pay any income taxes in 2010, 2011 and 2012. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

On December 31, 2011 and December 31, 2012, the Company had issued and outstanding Series B Preferred Stock with a liquidation value of $825,000, which, at the option of the holder may be converted to common stock at a conversion price of $2.25 per share. The preferred stock provides for cumulative dividends at the rate of 12% per annum on the liquidation value. The Company, at its option, may redeem the Series B Preferred Stock at the liquidation value.

On February 14, 2012, an employee exercised an option for 20,000 shares of common stock at a price of $.36 per share. On August 1, 2012, an employee exercised an option for 20,000 shares of common stock through the cashless exercise provision and received 7,272 shares of common stock. On August 2, 2012, an employee exercised an option for 20,000 shares of common stock at a price of $.55 per share.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2012, the Company had the following employee stock options outstanding:

             # Common Shares
               Represented                    Exercise Price
               -----------                    --------------
                  46,000                        $   .83
                  58,500                           2.30
                 375,000                            .36
                 431,000                            .95
               1,800,000                           1.05
                 160,000                            .90
                 356,000                            .58

As of December 31, 2012, options for 1,079,500 shares were exercisable.

The Company adopted the modified prospective method, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company's historical experience with stock options. The following assumptions were used for grants in 2010, 2011 and 2012:

Expected volatility                       20% to 30%
Expected dividend yield                   None
Expected term (in years)                  5
Risk-free interest rate                   3.56% to 1.65%

The following table sets forth the number of options outstanding as of December 31, 2009, 2010, 2011 and 2012 and the number of options granted, exercised or forfeited during the years ended December 31, 2010, December 31, 2011 and December 31, 2012:

----------------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/09                    630,250
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/10                491,000
----------------------------------------------------------------------------------------
            Stock options exercised during the year ended 12/31/10                    0
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/10             (20,750)
----------------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/10                  1,100,500
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/11              2,000,000
----------------------------------------------------------------------------------------
            Stock options exercised during the year ended 12/31/11             (50,000)
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/11             (50,000)
----------------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/11                  3,000,500
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/12                361,000
----------------------------------------------------------------------------------------
            Stock options exercised during the year ended 12/31/12             (60,000)
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/12             (75,000)
----------------------------------------------------------------------------------------
Balance of employee stock options outstanding as of 12/31/12                  3,226,500
----------------------------------------------------------------------------------------

The following table sets forth the number of non-vested options outstanding as of December 31, 2009, 2010, 2011 and 2012, and the number of stock options granted, vested and forfeited during the years ended December 31, 2010, December 31, 2011 and December 31, 2012.

----------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/09         445,000
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/10                491,000
----------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/10                       0
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/10                    0
----------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/10         936,000
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/11              2,000,000
----------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/11               (445,000)
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/11             (30,000)
----------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/11       2,461,000
----------------------------------------------------------------------------------------
            Stock options granted during the year ended 12/31/12                361,000
----------------------------------------------------------------------------------------
            Stock options vested during the year ended 12/31/12               (600,000)
----------------------------------------------------------------------------------------
            Stock options forfeited during the year ended 12/31/12             (75,000)
----------------------------------------------------------------------------------------
Balance of employee non-vested stock options outstanding as of 12/31/12       2,147,000
----------------------------------------------------------------------------------------

During 2012, employee stock options were granted for 361,000 shares, options for 60,000 shares were exercised and options for 75,000 shares were forfeited. At December 31, 2012, the weighted average grant date fair value of non-vested options was $.94 per share and the weighted average grant date fair value of vested options was $.87 per share. The weighted average grant date fair value of employee stock options granted during 2011 was $1.04 and during 2012 was $.58. Total compensation cost recognized for share-based payment arrangements was $42,157 with a tax benefit of $16,698 in 2010, $105,659 with a tax benefit of $41,841 in 2011 and $107,882 with a tax benefit of $42,732 in 2012. As of
December 31, 2012, total compensation cost related to non-vested options was $126,233, which will be recognized as compensation cost over the next six to 30 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company's Consolidated Statements of Operations or its Consolidated Balance Sheets.

Note 9:  Loss from Discontinued Operations

The Company made the decision in late 2008 to discontinue the business of operating traditional restaurants, which had been acquired from struggling franchisees and later sold to new franchisees, and charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to prosecute the Heyser lawsuit, as described in Note 10 herein. The ongoing right to receive passive income in the form of royalties is not a part of the discontinued segment. The Company reported an additional loss of $1.2 million in 2010 after determining the estimate in 2008 was insufficient. Additionally, in reviewing the accounts receivable, various receivables originating in 2007 and 2008 relating to the operations that were discontinued in 2008 were determined to be doubtful of collection, therefore charged to loss on discontinued operations. The Company had an additional loss of $710,000 in 2011 and $525,000 in 2012 relating to the operations that were discontinued in 2008 for an additional accrual of legal and other costs related to the Heyser lawsuit and the charge-off of some additional receivables originating in 2007 and 2008 relating to the operations that were discontinued. The additional accruals were necessary, primarily because, since the Company was granted summary judgment dismissing their fraud claims on December 23, 2010, the Plaintiffs have continued to file numerous motions for reconsideration and appeals, all of which created additional legal and other expenses.

Note 10:  Contingencies

The Company, from time to time, is or may become involved in various litigation relating to claims arising out of its normal business operations.

The Company was a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit and Plaintiffs have exhausted their rights of appeal. The Company is no longer a Defendant in this case.

The Company filed counterclaims for damages for breach of contract against the Plaintiffs. The Company proceeded to trial against two of the Plaintiffs and obtained damage awards against each. In addition to direct and consequential damages in the Court's summary judgment Order, the Court determined that as a matter of law Noble Roman's is entitled to recover attorney fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims, and fees for defending against the various claims made against the Company. A hearing has been set for March 21, 2013 on the amount of attorney fees to be awarded. Sometime after the hearing on attorney fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

Other than as disclosed above, the Company is involved in no other material litigation.

Note 11:  Adjustment to Valuation Allowance - Heyser Case

The Company recorded a $500,000 expense in 2012 as a result of increasing the reserve against collections related to the Heyser Case, as dicussed in Note 10. The receivables related to the Heyser case are recorded in other assets including long-term portion of notes receivable-net on the Consolidated Balance Sheets.

Note 12:  Certain Relationships and Related Transactions

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

Jeffrey R. Gaither, a Director, is Managing Partner of Bose McKinney & Evans, LLP, a law firm that performs legal services for the Company. The Company paid Bose McKinney for services rendered in the approximate amount of $320,186, $428,028 and $382,338 in 2010, 2011 and 2012, respectively.

Paul W. Mobley, the Company's Chairman of the Board and Chief Executive Officer, loaned the Company $1,255,821 during 2010 and 2011, which was evidenced by a promissory note, to help fund principal payments due under its bank loan and payments related to discontinued operations. The promissory note provided for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010 and continued on the first day of each calendar month thereafter until the note was paid in full, at the rate of 8% per annum. Interest paid on this Note was $45,716 in 2012, $76,246 in 2011, and $5,956 in 2010. This loan was repaid in full on May 15, 2012 as the result of the Company refinancing its outstanding debt, as described in Note 3.

Note 13:  Unaudited Quarterly Financial Information

                                                                  Quarter Ended
                                           --------------------------------------------------------
            2012                           December 31    September 30       June 30       March 31
            ----                           -----------    ------------       -------       --------
                                                    (in thousands, except per share data)

Total revenue                                $ 1,724         $ 1,845         $ 1,894        $ 1,838
Operating income                                 624             726             765            700
Net income before income taxes from
    continuing operations                         66             665             567            605
Net income from continuing operations             40             402             342            365
Loss from discontinued operations                525            --              --             --
Net income (loss)                               (485)            402             342            365
Net income from continuing operations
    per common share
                                                --               .02             .02            .02
Basic
        Diluted                                 --               .02             .02            .02
Net income (loss) per common share
        Basic                                   (.02)            .02             .02            .02
        Diluted                                 (.02)            .02             .02            .02

                                                                  Quarter Ended
                                           --------------------------------------------------------
            2011                           December 31    September 30       June 30       March 31
            ----                           -----------    ------------       -------       --------
                                                    (in thousands, except per share data)
Total revenue                                $ 1,928         $ 1,766         $ 1,880        $ 1,802
Operating income                                 832             641             741            708
Net income before income taxes from
    continuing operations                        736             542             644            609
Net income from continuing operations            444             328             389            368
Loss from discontinued operations               (394)           (316)           --             --
Net income                                        50              12             389            368
Net income from continuing operations
    per common share
                                                 .02             .02             .02            .02
Basic
        Diluted                                  .02             .02             .02            .02
Net income per common share
        Basic                                    .00             .00             .02            .02
        Diluted                                  .00             .00             .02            .02

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of NOBLE ROMAN'S, INC. AND SUBSIDIARIES
Indianapolis, Indiana



We have audited the accompanying consolidated balance sheets of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN'S, INC. AND SUBSIDIARIES, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.




Indianapolis, Indiana
March 14, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including Paul W. Mobley, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Because of applicable limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
          CORPORATE GOVERNANCE

Information concerning this item is included under captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our Proxy Statement for our 2013 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the caption "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption "Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption "Corporate Governance" in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption "Independent Auditors' Fees" in the 2013 Proxy Statement and is incorporated herein by reference.



                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of Noble
     Roman's, Inc. and Subsidiaries are included in Item 8:                Page
                                                                           ----

     Consolidated Balance Sheets - December 31, 2011 and 2012                26

     Consolidated Statements of Operations - years ended December 31, 2010,
     2011 and 2012.                                                          27

     Consolidated Statements of Changes in Stockholders' Equity - years
     ended December 31, 2010, 2011 and 2012                                  28

     Consolidated Statements of Cash Flows - years ended December 31, 2010,
     2011 and 2012                                                           29

     Notes to Consolidated Financial Statements                              30

     Report of Independent Registered Accounting Firm. - Somerset CPAs, P.C. 40

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

10.5 Loan Agreement with Wells Fargo Bank, N.A. dated August 25, 2005, filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

10.6 First Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated February 4, 2008 filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed February 8, 2008, is incorporated herein by reference.

10.7 Second Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated November 10, 2010, filed as Exhibit 10.7 to the Registrant's quarterly report on Form 10-Q filed November 10, 2010, is incorporated herein by reference.

10.8 Third Amendment to the Loan Agreement with Wells Fargo Bank, N.A. dated March 10, 2011, filed as Exhibit 10.10 to the Registrant's annual report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

10.9   Promissory Note payable to Paul Mobley dated November 1, 2010 filed as
       Exhibit 10.8 to the Registrant's quarterly report on Form 10-Q filed on November 10, 2010, is incorporated herein by reference.

10.10 Fourth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated July 19, 2011, filed as Exhibit 10.12 to the Registrant's annual report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

10.11 Fifth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated October 28, 2011, filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K filed March 13, 2012, is incorporated herein by reference.

10.12 Sixth Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated December 1, 2011, filed as Exhibit 10.14 to the Registrant's annual report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

10.13 Seventh Amendment to Loan Agreement with Wells Fargo Bank, N.A. dated January 30, 2012 filed as Exhibit 10.15 to the Registrant's annual report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

10.14  Amended Promissory Note to Paul Mobley dated December 21, 2011, filed as
       Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on March 13, 2012, is incorporated herein by reference.

10.15  Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as
       Exhibit 10.17 to the Registrant's quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

10.16  Promissory Note to BMO Harris Bank, N.A. dated May 15, 2012, filed as
       Exhibit 10.18 to the Registrant's quarter report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

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


                                         NOBLE ROMAN'S, INC.

Date: March 15, 2013                     By: /s/ Paul W. Mobley
                                             ---------------------------------
                                             Paul W. Mobley, Chairman,
                                             Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 15, 2013                         /s/ Paul W. Mobley
                                             ---------------------------------
                                             Paul W. Mobley
                                             Chairman of the Board and Director


Date: March 15, 2013                         /s/ A. Scott Mobley
                                             ---------------------------------
                                             A. Scott Mobley
                                             President and Director

Date: March 15, 2013                         /s/ Douglas H. Coape-Arnold
                                             ---------------------------------
                                             Douglas H. Coape-Arnold
                                             Director

Date: March 15, 2013                         /s/ Jeffrey R. Gaither
                                             ---------------------------------
                                             Jeffrey R. Gaither
                                             Director