Form 10-Q
period 2013-03-31
NOBLE ROMANS INC
filed 2013-05-09
CIK 709005

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 For the quarterly period ended March 31, 2013

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

As of May 5, 2013, there were 19,516,589 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The following unaudited condensed consolidated financial statements are included herein:


        Condensed consolidated balance sheets as of December 31, 2012
             and March 31, 2013 (unaudited)                               Page 3

        Condensed consolidated statements of operations for the
             three months ended March 31, 2012 and 2013 (unaudited)       Page 4

        Condensed consolidated statements of changes in stockholders'
             equity for the three months ended March 31, 2013
             (unaudited)                                                  Page 5

        Condensed consolidated statements of cash flows for the
             three months ended March 31, 2012 and 2013  (unaudited)      Page 6

        Notes to condensed consolidated financial statements (unaudited)  Page 7

                      Noble Roman's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                             December 31,       March 31,
                                                                                 2012             2013
                                                                             ------------     ------------
                                   Assets
Current assets:
   Cash                                                                      $    144,354     $    164,223
   Accounts and note receivable - net                                           1,080,362        1,232,759
   Inventories                                                                    460,839          485,092
   Assets held for resale                                                         259,579          259,579
   Prepaid expenses                                                               379,669          476,669
   Deferred tax asset - current portion                                         1,400,000        1,400,000
                                                                             ------------     ------------
           Total current assets                                                 3,724,803        4,018,322
                                                                             ------------     ------------

Property and equipment:
   Equipment                                                                    1,166,103        1,169,078
   Leasehold improvements                                                          12,283           12,283
                                                                             ------------     ------------
                                                                                1,178,386        1,181,361
   Less accumulated depreciation and amortization                                 905,376          918,254
                                                                             ------------     ------------
          Net property and equipment                                              273,010          263,107
Deferred tax asset (net of current portion)                                     9,238,536        8,964,152
Other assets including long-term portion of receivables-net                     3,924,404        3,998,443
                                                                             ------------     ------------
                      Total assets                                           $ 17,160,753     $ 17,244,024
                                                                             ============     ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Note payable to bank                                                      $  1,250,000     $  1,250,000
   Accounts payable and accrued expenses                                          510,710          484,861
                                                                             ------------     ------------
                Total current liabilities                                       1,760,710        1,734,861
                                                                             ------------     ------------

Long-term obligations:
   Note payable to bank - net of current portion                                3,020,833        2,708,333
                                                                             ------------     ------------
               Total long-term liabilities                                      3,020,833        2,708,333
                                                                             ------------     ------------

Stockholders' equity:
   Common stock - no par value (25,000,000 shares authorized, 19,516,589
       issued and outstanding as of December 31, 2012 and March 31, 2013)      23,366,058       23,394,301
   Preferred stock (5,000,000 shares authorized and 20,625 issued and
       outstanding as of December 31, 2012 and March 31, 2013)                    800,250          800,250
   Accumulated deficit                                                        (11,787,098)     (11,393,721)
                                                                             ------------     ------------
                Total stockholders' equity                                     12,379,210       12,800,830
                                                                             ------------     ------------
                      Total liabilities and stockholders' equity             $ 17,160,753     $ 17,244,024
                                                                             ============     ============

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2012            2013
                                                    -----------    -----------
Royalties and fees                                  $ 1,703,566    $ 1,782,306
Administrative fees and other                             7,247          1,276
Restaurant revenue                                      126,849        107,156
                                                    -----------    -----------
               Total revenue                          1,837,662      1,890,738

Operating expenses:
     Salaries and wages                                 243,459        249,203
     Trade show expense                                 120,997        129,549
     Travel expense                                      48,915         44,315
     Other operating expenses                           178,201        181,363
     Restaurant expenses                                119,243        105,107
Depreciation and amortization                            30,664         28,346
General and administrative                              395,717        406,984
                                                    -----------    -----------
              Total expenses                          1,137,196      1,144,867
                                                    -----------    -----------
              Operating income                          700,466        745,871

Interest and other expense                               95,929         53,157
                                                    -----------    -----------
              Income before income taxes                604,537        692,714

Income tax expense                                      239,458        274,384
                                                    -----------    -----------
              Net income                                365,079        418,330

              Cumulative preferred dividends             24,953         24,953
                                                    -----------    -----------

              Net income available to common
                   stockholders                     $   340,126    $   393,377
                                                    ===========    ===========


Earnings per share - basic:
     Net income                                     $       .02    $       .02
     Net income available to common stockholders            .02            .02
Weighted average number of common shares
      outstanding                                    19,477,449     19,516,589


Diluted earnings per share:
     Net income                                     $       .02    $       .02
Weighted average number of common shares
     outstanding                                     20,005,889     20,244,804

See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)

                                       Preferred               Common Stock            Accumulated
                                         Stock            Shares           Amount         Deficit          Total
                                     ------------       ----------     ------------    ------------     ------------
Balance at December 31, 2012         $    800,250       19,516,589     $ 23,366,058    $(11,787,098)    $ 12,379,210

Net income for three months ended
    March 31, 2013                                                                          418,330          418,330

Cumulative preferred
    dividends                                                                               (24,953)         (24,953)

Amortization of value of employee
    stock options                                                            28,243                           28,243
                                     ------------       ----------     ------------    ------------     ------------

Balance at March 31, 2013            $    800,250       19,516,589     $ 23,394,301    $(11,393,721)    $ 12,800,830
                                     ============     ============     ============    ============     ============



See accompanying notes to condensed consolidated financial statements.

                      Noble Roman's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                                2012          2013
                                                              ---------     ---------
OPERATING ACTIVITIES
     Net income                                               $ 365,079     $ 418,330
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                      40,846        41,121
              Deferred income taxes                             239,458       274,384
              Changes in operating assets and liabilities:
                 (Increase) in:
                      Accounts and notes receivable            (138,677)     (152,395)
                      Inventories                               (19,029)      (24,253)
                      Prepaid expenses                          (58,195)      (97,000)
                      Other assets                             (143,845)      (74,039)
                Increase (decrease) in:
                     Accounts payable and accrued expenses      (12,090)       35,686
                                                              ---------     ---------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES       273,547       421,834
                                                              ---------     ---------


INVESTING ACTIVITIES
     Purchase of property and equipment                          (3,624)       (2,975)
                                                              ---------     ---------
              NET CASH USED IN INVESTING ACTIVITIES              (3,624)       (2,975)
                                                              ---------     ---------

FINANCING ACTIVITIES
     Payment of obligations from discontinued operations        (71,176)      (61,537)
     Payment of cumulative preferred dividends                  (24,953)      (24,953)
     Payment of principal on outstanding debt                  (200,000)     (312,500)
     Payment of alternative minimum tax                         (34,515)         --
     Proceeds from the exercise of employee stock options         7,200          --
                                                              ---------     ---------
              NET CASH USED IN FINANCING ACTIVITIES            (323,444)     (398,990)
                                                              ---------     ---------

Increase (decrease) in cash                                     (53,521)       19,869
Cash at beginning of period                                     233,296       144,354
                                                              ---------     ---------
Cash at end of period                                         $ 179,775     $ 164,223
                                                              =========     =========


Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest                                        $  77,108     $  43,880

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company" mean Noble Roman's, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Note 2 - Royalties and fees include $74,833 and $110,000 for the three-month periods ended March 31, 2012 and 2013, respectively, of initial franchise fees. Royalties and fees included $9,345 and $13,327 for the three-month periods ended March 31, 2012 and 2013, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,619,388 and $1,658,979 for the three-month periods ended March 31, 2012 and 2013, respectively. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee. For the most part, the Company's royalty income is paid by the Company initiating a draft on the franchisee's account by electronic withdrawal. The Company has no material amount of past due royalties.

There were 1,847 outlets in operation on December 31, 2012 and 1,895 outlets in operation on March 31, 2013. During the three-month period ended March 31, 2013, there were 59 new outlets opened and 11 outlets closed. In the ordinary course, grocery stores from time to time add products, remove and frequently re-offer them. Therefore, it is unknown how many grocery store licenses have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2012:

                                             Income        Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net income                                 $  365,079     19,477,449    $   .02
Less preferred stock dividends                (24,953)
                                           ----------

Earnings per share - basic
Income available to common stockholders       340,126                       .02

Effect of dilutive securities
    Options                                                  161,774
    Convertible preferred stock                24,953        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  365,079     20,005,889    $   .02


The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2013:

                                             Income        Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------    ------
Net income                                 $  418,330     19,516,589    $   .02
Less preferred stock dividends                (24,953)
                                           ----------

Earnings per share - basic
Income available to common stockholders       393,377                   $   .02

Effect of dilutive securities
    Options                                                  361,549
    Convertible preferred stock                24,953        366,666
                                           ----------     ----------

Diluted earnings per share
Income available to common stockholders
    and assumed conversions                $  418,330     20,244,804    $   .02

Note 4 - The Company was a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL
739). The Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit and Plaintiffs have exhausted their rights of appeal. The separate claim by one of the Plaintiffs under the Indiana Franchise Act was settled. There are no longer any claims pending against the Company in this case.

The Company asserted counterclaims for damages for breach of contract against the Plaintiffs. The Company proceeded to trial against two of the Plaintiffs and obtained damage awards against each. In addition to direct and consequential damages in the Court's summary judgment Order, the Court determined that as a matter of law Noble Roman's is entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims, and fees for defending against the various claims against the Company. A hearing was set for March 21, 2013 on the amount of attorneys' fees to be awarded, however the hearing date was extended and the Court has not yet issued an Order setting a new hearing date. Sometime after the hearing on attorney fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with the S.E.C. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information
-------------------

Noble Roman's, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names "Noble Roman's Pizza", "Noble Roman's Take-N-Bake" and "Tuscano's Italian Style Subs". The concepts' hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 49 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (1) franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman's Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman's Take-N-Bake Pizza. Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the "Company" are to Noble Roman's, Inc. and its subsidiaries, unless the context requires otherwise.

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

Noble Roman's Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as a stand-alone take-n-bake retail outlet. The Company offers the take-n-bake program in grocery stores as a license agreement rather than a franchise agreement. The stand-alone take-n-bake pizza format is offered under a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for increased home baking performance.

Tuscano's Italian Style Subs

Tuscano's Italian Style Subs is a separate concept that focuses on sub sandwich menu items. Tuscano's was designed to be comfortably familiar from a customer's perspective but with many distinctive features that include an Italian-themed menu. The franchise fee and ongoing royalty for a Tuscano's is identical to that charged for a Noble Roman's Pizza franchise. For the most part, the Company awards Tuscano's franchises for some of the same facilities as Noble Roman's Pizza franchises, although Tuscano's franchises are also available for locations that do not have a Noble Roman's Pizza franchise. Noble Roman's has developed a grab-n-go service system for a selected portion of the Tuscano's menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman's Pizza and/or Tuscano's Subs locations. Franchisees that opened prior to the development of the grab-n-go service system may add it as an option. New, non-traditional franchisees have the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a Noble Roman's franchise or license.

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

As a result of the Company's major focus on non-traditional franchising, franchising stand-alone take-n-bake retail outlets and licensing take-n-bake pizzas for grocery stores, Company overhead and operating costs are significantly less than if it were focusing on franchising traditional locations. In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes. This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing and Franchising the Company's Take-N-Bake Program. In late 2009, the Company introduced a take-n-bake pizza as an addition to its menu offering. The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees and stand-alone franchise locations. Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through May 6, 2013, the Company has signed agreements for approximately 1,550 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,150 of those locations. The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements. The Company has six "Signature Specialty Take-N-Bake Pizza" combinations in its current standard offerings. These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin' Jalapeno pizza and Parmesan Tomato pizza. The Company's strategy with these specialty pizzas is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company's products.

In January 2013, in an attempt to increase sales in existing grocery stores, the Company added two optional variations to the standard grocery store take-n-bake program. The licensee may purchase a Noble Roman's branded display warmer and a small commercial pizza oven for approximately $500 and offer a Noble Roman's SuperSlice hot pizza program. The other variation is for grocery store deli departments to install a menu board and offer the Company's Make-It-Your-Way pizza program. With this variation, the customer can choose to purchase one of the standard take-n-bake pizzas in the display cooler or can have the deli staff make a pizza with the toppings of the customer's choice.

Franchising the Company's Take-N-Bake Program for Stand-Alone Locations. In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 11 locations as of May 6, 2013. The first stand-alone take-n-bake pizza location opened in October 2012, the second location in December 2012, the third location opened in January 2013 and the fourth and fifth locations opened in April 2013. Three additional locations are scheduled to open in May 2013 and the remaining three locations are planned to open in the next few months. The Company's stand-alone take-n-bake program features the chain's popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, all with a choice of three different types of sauce, and Noble Roman's famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format. Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more. The Company is currently in discussions with several other prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems. In addition, the Company will demonstrate Noble Roman's stand-alone Take-N-Bake Pizza concept at the National Restaurant Association Show in May 2013.

2.  Leverage the results of extensive research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process. The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company's growth potential. Every ingredient and process was designed with a view to producing superior results. The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other menu items which require no assembly. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

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

The Company's Chairman and CEO has assumed the lead position at all of the Company's trade shows across the country, which is the primary means for demonstrating its product and system advantages to thousands of prospective non-traditional and grocery operators. This focus has underscored the Company's current, overriding orientation towards new revenue generation.

4. Aggressively communicate the Company's competitive advantages to its target market of potential franchisees and licensees.

The Company utilizes four basic methods of reaching potential franchisees and licensees and to communicate its product and system advantages. These methods include: 1) calling from both acquired and in-house prospect lists; 2) frequent direct mail campaigns to targeted prospects; 3) web-based lead capturing; and 4) live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product's quality to demonstrate the advantages of the Company's products. The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that they offer opportunities for successful lead generation.

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

The initial franchise fees are as follows:

-------------------------------------------------------------------------------
                                  Non-Traditional,                Traditional
Franchise                         except Hospitals   Hospitals    Stand-Alone
-------------------------------------------------------------------------------
Noble Roman's Pizza                   $ 6,000         $10,000       $15,000
-------------------------------------------------------------------------------
Tuscano's Subs                        $ 6,000         $10,000       $15,000
-------------------------------------------------------------------------------
Noble Roman's & Tuscano's             $10,000         $18,000       $18,000
-------------------------------------------------------------------------------

The initial franchise fee for a Noble Roman's stand-alone take-n location is $15,000.

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing
---------

Noble Roman's Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients from a Noble Roman's-approved distributor; (2) assemble the products using only Noble Roman's approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman's using Noble Roman's point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

Financial Summary
-----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company periodically evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company's products or changes in the business climate which affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman's consolidated statements of operations for the three-month periods ended March 31, 2012 and 2013, respectively.

                                                       Three Months Ended
                                                            March 31,
                                                            --------
                                                      2012            2013
                                                     -----           -----
     Royalties and fees                               92.7 %          94.3 %
     Administrative fees and other                      .4              .1
     Restaurant revenue                                6.9             5.6
                                                     -----           -----
          Total revenue                              100.0 %         100.0 %
     Operating expenses:
          Salaries and wages                          13.2 %          13.2 %
          Trade show expense                           6.6             6.9
          Travel expense                               2.7             2.3
          Other operating expense                      9.7             9.6
          Restaurant expenses                          6.5             5.6
     Depreciation and amortization                     1.7             1.5
     General and administrative                       21.5            21.5
                                                     -----           -----
          Total expenses                              61.9            60.6
                                                     -----           -----
          Operating income                            38.1            39.4

     Interest and other expense                        5.2             2.8
                                                     -----           -----
          Income before income taxes                  32.9            36.6

     Income tax expense                               13.0            14.5
                                                     -----           -----
          Net income                                  19.9 %          22.1 %
                                                     =====           =====


Results of Operations
---------------------

Total revenue increased from $1.84 million to $1.89 million for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. However, revenues in the first quarter 2012 included a $200,000 adjustment to increase the estimated net realizable value of receivables in the Heyser case. Without the adjustment revenue would have increased from $1.64 million to $1.89 million for the three-month period ended March 31, 2013 compared to the corresponding period in 2012, or 15.5%. One-time fees, franchisee fees and equipment commissions ("upfront fees") increased from $84,000 to $123,000 in the first quarter 2013 compared to the first quarter 2012. Royalties and fees increased from $1.62 million, or $1.42 million without the adjustment to the Heyser case referenced above, to $1.66 million for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2012 and 2013, respectively, was: royalties and fees from non-traditional franchises other than grocery stores were $1.01 million and $1.16 million; fees from the grocery stores were $324,000 and $397,000; royalties and fees from traditional locations were $280,000, or $80,000 without the adjustment related to the Heyser case referenced above, and $77,000; and royalties and fees from stand-alone take-n-bake locations were $0 and $24,000. Included in royalties and fees from traditional locations were $200,000 in the three-month period ended March 31, 2012 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

Restaurant revenue decreased from $127,000 to $107,000 for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

Salaries and wages remained approximately the same at 13.2% of total revenue for both the three-month periods ended March 31, 2013 and 2012. Actual salaries and wages increased from $243,000 to $249,000 but were offset by an increase in total revenue.

Trade show expenses increased from 6.6% of total revenue to 6.9% of total revenue for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. This increase was the result of scheduling more trade shows for grocery stores consistent with the Company's strategy of accelerating the growth in the number of grocery store locations for its take-n-bake offering.

Travel expenses decreased from 2.7% of total revenue to 2.3% of total revenue for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. Actual travel expense decreased from $49,000 to $44,000 for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. The primary reason for the decrease was by more efficient scheduling of Franchise Managers by grouping openings in the same geographic area.

Other operating expenses decreased, as a percentage of total revenue, from 9.7% to 9.6% for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. Actual operating expenses increased from $178,000 to $181,000. The reduction in operating expenses as a percentage of total revenue was a result of the Company's continuing efforts to control costs and to increase revenue.

Restaurant expenses decreased as a percentage of total revenue from 6.5% to 5.6% for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. The Company only operates two restaurants which it is uses for demonstration, training and testing purposes.

General and administrative expenses as a percentage of total revenue remained approximately the same at 21.5% for both the three-month period ended March 31, 2013 and 2012. Actual general and administrative expense increased from $396,000 to $407,000 for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. The actual increase was primarily the result of the Company's hiring an investor relations firm with all other expenses remaining approximately the same.

Total expenses decreased as a percentage of total revenue from 61.9% to 60.6% for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. Actual expenses remained approximately the same at $1.14 million for both the three-month periods ended March 31, 2013 and 2012. This resulted from the Company's commitment to continue to tightly control expenses while increasing total revenue.

Operating income increased as a percentage of total revenue from 38.1% to 39.4% for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. Actual operating income increased from $700,000 to $746,000 for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. This increase was a result of the Company's strategy of seeking to increase revenue while controlling expenses.

Interest expense decreased as a percentage of total revenue from 5.2% to 2.8% for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. This decrease was primarily the result of a decrease in the principal amount of notes payable outstanding and the Company's refinancing of its debt in May 2012 resulting in lowering the effective interest rate on its outstanding debt.

Net income increased from $365,000 to $418,000 for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. This increase was primarily the result of the Company's continuing efforts to increase revenue while controlling expenses and the Company continuing to reduce its outstanding debt.

Liquidity and Capital Resources
-------------------------------

The Company's current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations. This strategy is intended to not require any significant increase in expenses. The Company previously announced the development of the take-n-bake program, which it has been distributing through grocery stores, and it has also created a stand-alone take-n-bake program for an added revenue growth opportunity. The Company has signed agreements for 11 such locations, the first of which opened in October 2012, the second opened in December 2012, the third opened in January 2013 and the fourth and fifth units opened in April 2013. Three additional locations are scheduled to open in May 2013 and the remaining three locations will open in the next few months. The strategy is to continue franchising the stand-alone take-n-bake retail outlets, which the Company believes can be done within its existing overhead structure. Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes. This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company's current ratio was 2.3-to-1 as of March 31, 2013 compared to 0.9-to-1 as of March 31, 2012. This significant improvement was achieved by refinancing all of its debt into one 48-month amortizing term loan, combined with net income from operating activities.

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the amount of $5.0 million which is repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due on May 15, 2016. Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%. The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing bank indebtedness and borrowings from an officer of the Company.

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

Forward Looking Statements
--------------------------

The statements contained above in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under "Risk Factors" as contained in the Company's annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2013, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.0 million. The Company's current borrowings are at a variable rate tied to the London Interbank Offered Rate ("LIBOR") plus 4% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $33,000 over the succeeding twelve-month period.


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

The Company was a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman's, Inc. et al, filed in Superior Court in Hamilton County, Indiana in June 2008 (Cause No. 29D01 0806 PL 739). The Plaintiffs' allegations of fraud against the Company and certain of its officers were determined to be without merit and Plaintiffs have exhausted their rights of appeal. The separate claim by one of the Plaintiffs under the Indiana Franchise Act was settled. There are no longer any claims pending against the Company in this case.

The Company asserted counterclaims for damages for breach of contract against the Plaintiffs. The Company proceeded to trial against two of the Plaintiffs and obtained damage awards against each. In addition to direct and consequential damages in the Court's summary judgment Order, the Court determined that as a matter of law Noble Roman's is entitled to recover attorneys' fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman's counterclaims, and fees for defending against the various claims against the Company. A hearing was set for March 21, 2013 on the amount of attorneys' fees to be awarded, however the hearing date was extended and the Court has not yet issued an Order setting a new hearing date. Sometime after the hearing on attorneys' fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

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


                                         NOBLE ROMAN'S, INC.



Date: May 9, 2013                        By: /s/ Paul W. Mobley
                                             ----------------------------------
                                             Paul W. Mobley, Chairman,
                                             Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)

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