Form 10-Q
period 2013-06-30
NOBLE ROMANS INC
filed 2013-08-12
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Commission file number:  0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 7, 2013, there were 19,516,589 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash	$144,354	$265,463
Accounts and notes receivable - net	1,080,362	1,387,029
Inventories	460,839	477,929
Assets held for resale	259,579	259,579
Prepaid expenses	379,669	541,596
Deferred tax asset - current portion	1,400,000	1,400,000
Total current assets	3,724,803	4,331,596

Property and equipment:
Equipment	1,166,103	1,170,627
Leasehold improvements	12,283	12,283
	1,178,386	1,182,910
Less accumulated depreciation and amortization	905,376	931,131
Net property and equipment	273,010	251,779
Deferred tax asset (net of current portion)	9,238,536	8,665,308
Other assets including long-term portion of receivables - net	3,924,404	4,068,828
Total assets	$17,160,753	$17,317,511

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term note payable to bank	$1,250,000	1,250,000
Accounts payable and accrued expenses	510,710	410,665
Total current liabilities	1,760,710	1,660,665

Long-term obligations:
Note payable to bank (net of current portion)	3,020,833	2,395,833
Total long-term liabilities	3,020,833	2,395,833

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,516,589 issued and outstanding as of December 31, 2012 and June 30, 2013)	23,366,058	23,423,273
Preferred stock (5,000,000 shares authorized and 20,625 issued and outstanding as of December 31, 2012 and June 30, 2013)	800,250	800,250
Accumulated deficit	(11,787,098)	(10,962,510)
Total stockholders' equity	12,379,210	13,261,013
Total liabilities and stockholders’ equity	$17,160,753	$17,317,511

See accompanying notes to condensed consolidated financial statements.

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Royalties and fees	$1,767,414	$1,857,503	$3,470,980	3,639,809
Administrative fees and other	5,496	7,600	12,743	8,876
Restaurant revenue	120,680	122,275	247,529	229,431
Total revenue	1,893,590	1,987,378	3,731,252	3,878,116

Operating expenses:
Salaries and wages	253,524	262,827	496,983	512,030
Trade show expense	123,127	129,991	244,124	259,540
Travel expense	45,459	55,240	94,374	99,555
Other operating expenses	172,008	182,957	350,209	364,320
Restaurant expenses	113,029	109,742	232,272	214,850
Depreciation and amortization	28,561	28,343	59,225	56,689
General and administrative	392,670	413,564	788,387	820,548
Total expenses	1,128,378	1,182,664	2,265,574	2,327,532
Operating income	765,212	804,714	1,465,678	1,550,584

Interest and other expense	198,692	50,247	294,621	103,404
Income before income taxes	566,520	754,467	1,171,057	1,447,180

Income tax expense	224,398	298,845	463,856	573,228
Net income	342,122	455,622	707,201	873,952

Cumulative preferred dividends	24,683	24,411	49,636	49,364

Net income available to common stockholders	$317,439	$431,211	$657,565	$824,588

Earnings per share – basic:
Net income	$.02	$.02	$.04	$.04
Net income available to common stockholders	$.02	$.02	$.03	$.04
Weighted average number of common shares outstanding	19,489,317	19,516,589	19,483,383	19,516,589

Diluted earnings per share:
Net income	$.02	$.02	$.04	$.04
Net income available to common stockholders	$.02	$.02	$.03	$.04
Weighted average number of common shares outstanding	20,041,048	20,290,932	20,035,114	20,290,932

See accompanying notes to condensed consolidated financial statements.

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

Net income for six months ended June 30, 2013				873,952	873,952

Cumulative preferred dividends				(49,364)	(49,364)

Amortization of value of stock options			57,215		57,215

Balance at June 30, 2013	$800,250	19,516,589	23,423,273	(10,962,510)	13,261,013

See accompanying notes to condensed consolidated financial statements.

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

OPERATING ACTIVITIES	Six Months Ended June 30,
	2012	2013
Net income	$707,201	$873,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,396	82,971
Deferred income taxes	463,856	573,228
Changes in operating assets and liabilities:
Increase in:
Accounts and notes receivable	(240,242)	(306,665)
Inventories	(73,203)	(17,090)
Prepaid expenses	(123,233)	(161,929)
Other assets	(211,186)	(144,424)
Increase (decrease) in:
Accounts payable and accrued expenses	(79,066)	21,001
NET CASH PROVIDED BY OPERATING ACTIVITIES	553,523	921,044

INVESTING ACTIVITIES
Purchase of property and equipment	(8,797)	(4,525)
NET CASH USED IN INVESTING ACTIVITIES	(8,797)	(4,525)

FINANCING ACTIVITIES
Payment of obligations from discontinued operations	(337,777)	(121,046)
Payment of cumulative preferred dividends	(49,636)	(49,364)
Payment of principal outstanding under prior bank loan	(3,575,000)	-
Payment of principal outstanding due officer	(1,255,821)	-
Net proceeds from new bank loan	4,812,457	-
Payment of principal outstanding under new bank loan	(104,167)	(625,000)
Payment of alternative minimum tax	(34,515)	-
Proceeds from the exercise of employee stock options	7,200	-
NET CASH USED IN FINANCING ACTIVITIES	(537,259)	(795,410)

Increase in cash	7,467	121,109
Cash at beginning of period	233,296	144,354
Cash at end of period	$240,763	$265,463

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest	$155,184	$85,302

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Note 2 – Royalties and fees include initial franchise fees of $50,000 and $125,000 for the three-month and six-month periods ended June 30, 2012, and $225,000 and $335,000 for the three-month and six-month periods ended June 30, 2013, respectively.  Royalties and fees included equipment commissions of $13,000 and $23,000 for the three-month and six-month periods ended June 30, 2012, and $17,000 and $30,000 for the three-month and six-month periods ended June 30, 2013, respectively.  Royalties and fees, less initial franchise fees and equipment commissions were $1.7 million and $3.3 million for the respective three-month and six-month periods ended June 30, 2012 and $1.6 million and $3.3 million for the respective three-month and six-month periods ended June 30, 2013. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.  The Company has no material amount of past due royalties.

There were 1,847 franchises/licenses in operation on December 31, 2012 and 1,948 franchises/licenses in operation on June 30, 2013.  During the six-month period ended June 30, 2013 there was 118 new outlets opened and 17 outlets closed.  In the ordinary course, grocery stores from time to time add products, remove them and subsequently re-offer them.   Therefore, it is unknown how many grocery store licenses have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013:

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$455,622	19,516,589	$.02
Less preferred stock dividends	(24,411)

Earnings per share - basic
Income available to common stockholders	431,211		$.02

Effect of dilutive securities
Options		407,677
Convertible preferred stock	24,411	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$455,622	20,290,932	$.02

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$873,952	19,516,589	$.04
Less preferred stock dividends	(49,364)

Earnings per share - basic
Income available to common stockholders	824,588		$.04

Effect of dilutive securities
Options		407,677
Convertible preferred stock	49,364	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$873,972	20,290,932	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2012:

	Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$342,122	19,489,317	$.02
Less preferred stock dividends	(24,683)

Earnings per share - basic
Income available to common stockholders	317,439		.02

Effect of dilutive securities
Options		185,065
Convertible preferred stock	24,683	366,666

Dilutive earnings per share
Income available to common stockholders and Assumed conversions	$342,122	20,041,048	$.02

	Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$707,201	19,483,383	$.04
Less preferred stock dividends	(49,636)

Earnings per share - basic
Income available to common stockholders	657,565		.03

Effect of dilutive securities
Options		185,065
Convertible preferred stock	49,636	366,666

Dilutive earnings per share
Income available to common stockholders and Assumed conversions	$707,201	20,035,114	$.03

Note 4:  The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in all 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (1) franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. owns and operates the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

Products & Systems

The Company’s non-traditional franchises provide high-quality products, simple operating systems, labor minimizing operations and attractive food costs.

Noble Roman’s Pizza

The hallmark of Noble Roman’s Pizza is “Superior quality that our customers can taste.”  Every ingredient and process has been designed with a view to produce superior results.

●	Crust made with only specially milled flour with above average protein and yeast.
●	Fresh packed, uncondensed sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
●	100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.

●	100% real meat toppings, with no additives or extenders – a distinction compared to many pizza concepts.
●	Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
●	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman’s Take-N-Bake

The Company has developed a take-n-bake version of its pizza.  The take-n-bake pizza is offered as an add-on component for new and existing convenience stores, as an offering for grocery stores and as a stand-alone take-n-bake retail outlet.  The Company offers the take-n-bake program in grocery stores as a license agreement rather than a franchise agreement.  The stand-alone take-n-bake pizza retail outlets are offered under a franchise agreement.  In convenience stores, take-n-bake is an available menu offering under the existing franchise agreement.  The Company uses the same high quality pizza ingredients for its take-n-bake pizza as in its standard pizza, with slight modifications to portioning for increased home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate concept that focuses on sub sandwich menu items.  Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu.  The franchise fee and ongoing royalty for a Tuscano’s is identical to that charged for a Noble Roman’s Pizza franchise.  For the most part, the Company awards Tuscano’s franchises for some of the same facilities as Noble Roman’s Pizza franchises, although Tuscano’s franchises can be available for locations that do not have a Noble Roman’s Pizza franchise.  Noble Roman’s has developed a grab-n-go service system for a selected portion of the Tuscano’s menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman’s Pizza and/or Tuscano’s Subs locations.  New, non-traditional franchisees have the opportunity to open with both take-n-bake pizza and grab-n-go subs when they acquire a Noble Roman’s franchise or license.

Business Strategy

The Company’s business strategy includes the following four elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location.  Non-traditional franchises and licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.

As a result of the Company’s major focus on non-traditional franchising, franchising stand-alone take-n-bake retail outlets and licensing take-n-bake pizzas for grocery stores, Company overhead and operating costs are significantly less than if it were focusing on franchising traditional locations.  In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes.  This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing and Franchising the Company’s Take-N-Bake Program. In late 2009, the Company introduced a take-n-bake pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through August 7, 2013, the Company has signed agreements for approximately 1,675 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,200 of those locations.  The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements. The Company has six “Signature Specialty Take-N-Bake Pizza” combinations in its current standard offerings.  These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin’ Jalapeno pizza and Parmesan Tomato pizza.  The Company’s strategy with these specialty pizzas is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products.

In January 2013, in an attempt to increase sales in existing grocery stores, the Company added two optional variations to the standard grocery store take-n-bake program.  The licensee may purchase a Noble Roman’s branded display warmer and a small commercial pizza oven for approximately $500 and offer a Noble Roman’s SuperSlice hot pizza program.  The other variation is for grocery store deli departments to install a menu board and offer the Company’s Make-It-Your-Way pizza program.  With this variation, the customer can choose to purchase one of the standard take-n-bake pizzas in the display cooler or can have the deli staff make a pizza with the toppings of the customer’s choice.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations. In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 21 locations as of August 7, 2013.  The first stand-alone take-n-bake pizza location opened in October 2012 and, as of August 7, 2013, a total of eight of these locations have been opened.  The remaining 13 locations are planned to open in the next few months.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza and SuperThin pizza, all with a choice of three different types of sauce, and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several other prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems.

2.  Leverage the results of extensive research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations. The Company will continue to make these investments the focal point in its marketing process.   The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s growth potential.  Every ingredient and process was designed with a view to producing superior results.  The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, gross margins on Noble Roman’s products, after cost of product and royalty, can range from approximately 65% to 70%.  The Company believes it maintains a competitive advantage in product cost by using carefully selected, independent third-party manufacturers and independent third-party distributors.  This allows the Company to contract for production of proprietary products and services with highly efficient suppliers that have the potential of keeping costs low compared to many competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

3.  Expand the Company’s overall capacity to generate new franchises and licenses.

The Company’s Chairman and CEO has assumed the lead position at all of the Company’s trade shows across the country, which is the primary means for demonstrating  its product and system advantages to thousands of prospective non-traditional and grocery operators.  This focus has underscored the Company’s current, overriding orientation towards new revenue generation.

4.  Aggressively communicate the Company’s competitive advantages to its target market of potential franchisees and licensees.

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

Business Operations

Distribution

Primarily all of the Company’s products are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce products with specific specifications and to sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 10 primary distributors strategically located throughout the United States.  The Company’s distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy their products from one of the primary distributors and to distribute take-n-bake products to their grocery store customers who first must sign a license agreement with the Company.

Franchising

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

Franchise	Non-Traditional, except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$6,000	$10,000	$15,000
Tuscano’s Subs	$6,000	$10,000	$15,000
Noble Roman’s & Tuscano’s	$10,000	$18,000	$18,000

The initial franchise fee for a Noble Roman’s stand-alone take-n-bake location is $15,000.

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) purchase proprietary ingredients from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials.  Pursuant to the Company’s distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

Financial Summary

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.  The Company periodically evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company’s products or changes in the business climate which affect the recovery of recorded value.  If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2012 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Royalties and fees	93.3%	93.5%	93.1%	93.9%
Administrative fees and other	.3	.4	.3	.2
Restaurant revenue	6.4	6.1	6.6	5.9
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	13.4	13.2	13.3	13.2
Trade show expense	6.5	6.5	6.5	6.7
Travel expense	2.4	2.8	2.5	2.6
Other operating expense	9.1	9.2	9.4	9.4
Restaurant expenses	6.0	5.6	6.2	5.4
Depreciation and amortization	1.5	1.4	1.6	1.5
General and administrative	20.7	20.8	21.1	21.2
Total expenses	59.6	59.5	60.6	60.0
Operating income	40.4	40.5	39.4	40.0
Interest and other expense	10.5	2.5	7.9	2.7
Income before income taxes	29.9	38.0	31.5	37.3
Income tax expense	11.9	15.0	12.4	14.8
Net income	18.0%	23.0%	19.1%	22.5%

Results of Operations

Total revenue increased from $1.89 million to $1.99 million and from $3.73 million to $3.88 million for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  However, revenues included an adjustment of $100,000 and $300,000 in the respective three-month and six-month periods ended June 30, 2012 to increase the estimated net realizable value of receivables in the Heyser case.  Without the adjustment, revenue would have increased from $1.79 million and $3.43 million to $1.99 million and $3.88 million for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012, which was a 10.8% and 13.0% increase for the respective three-month and six-month periods.  Franchisee fees and equipment commissions (“upfront fees”) increased from $63,000 and $148,000 to $242,000 and $365,000 during the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  The reason for the increase was the sale of additional stand-alone take-n-bake franchises.  Royalties and fees, less upfront fees, decreased from $1.70 million and $3.32 million to $1.62 million and $3.27 million for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012, with the adjustment to receivables in the Heyser case referenced above.  However, without the adjustment related to the Heyser case, royalties and fees, less upfront fees, increased from $1.60 million and $3.02 million to $1.62 million and $3.27 for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  The breakdown of royalties and fees less upfront fees, for the respective three-month and six-month periods ended June 30, 2012 and 2013 were:  royalties and fees from non-traditional franchises other than grocery stores were $1.15 million and $2.17 million and $1.11 million and $2.27 million; royalties and fees from the grocery store take-n-bake were $371,000 and $695,000 and $374,000 and $771,000; royalties and fees from stand-alone take-n-bake franchises were none in 2012 and $53,000 and $77,000, for the respective three-month and six-month periods ended June 30, 2013; royalties and fees from traditional locations were $80,000 and $160,000 and $81,000 and $158,000, respectively, without the adjustment related to the Heyser case receivables.

Restaurant revenue was $121,000 and $248,000 for the three-month and six-month periods ended June 30, 2012 compared to $122,000 and $229,000 for the three-month and six-month periods ended June 30, 2013. The increase in the three-month period ended June 30, 2013 was the result of same store sales increases and the decrease in the six-month period ended June 30, 2013 was the result of same store sales decreases.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages decreased from 13.4% and 13.3% to 13.2% and 13.2% for the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  Salaries and wages increased from $254,000 and $497,000 to $263,000 and $512,000 for the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.

Trade show expenses remained approximately the same as a percentage of total revenue for both the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012.  Trade show expenses were $123,000 and $244,000 and $130,000 and $260,000, respectively, for the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.

As a percentage of revenue, travel expenses increased from 2.4% and 2.5% to 2.8% and 2.6% for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012.  Travel expense increased from $45,000 and $94,000 to $55,000 and $100,000, respectively, for the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.

As a percentage of total revenue, other operating expenses were 9.1% and 9.4% and 9.2% and 9.4%, respectively, for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in 2013.  Operating expenses increased slightly for both periods in 2013 compared to the corresponding periods in 2012, primarily due to commission expense increases from the sale of franchises.

As a percentage of total revenue, restaurant expenses decreased from 6.0% and 6.2% to 5.6% and 5.4% for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  These percentage decreases were partially the result of a decrease in restaurant revenue as a percentage of total revenue and partially the result of more tightly controlling restaurant expenses.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses increased from 20.7% and 21.1% to 20.8% and 21.2% for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012.  The slight increase in general and administrative expenses was primarily the result of engaging an investor relations advisor in 2013 whereas the Company did not have one in 2012.

As a percentage of total revenue, total expenses decreased from 59.6% and 60.6% to 59.5% and 60.0% for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding period in 2012.  These decreases were the result of revenue increases partially offset by a very small increase in actual expenses.

As a percentage of total revenue, operating income increased from 40.4% and 39.4% to 40.5% and 40.0% for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  Without the adjustment for valuation of receivables in the Heyser case, as discussed previously, operating income as a percentage of total revenue would have increased from 37.1% and 34.0% to 40.5% and 40.0%, respectively.  This was a result of the Company’s strategy to increase revenue while maintaining relatively stable operating expenses.

Interest expense as a percentage of total revenue decreased from 10.5% and 7.9% to 2.5% and 2.7% for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  Actual interest expense decreased from $199,000 and $295,000 to $50,000 and $103,000 for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  The primary reason for the decrease in interest expense was refinancing of the Company’s borrowings with a new bank loan in May 2012.

Net income increased from $342,000 and $707,000 to $456,000 and $874,000 for the respective three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012.  The increase in net income was a result of the Company’s strategy to increase revenue while maintaining total expenses relatively stable and the decreased interest cost as a result of refinancing the Company’s debt in May 2012.

Liquidity and Capital Resources

The Company’s current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations.  This strategy is intended to not require any significant increase in expenses.  The Company previously announced the development of the take-n-bake program, which it has been distributing through grocery stores, and it has also created a stand-alone take-n-bake program for an added revenue growth opportunity.  The Company has signed agreements for 21 such locations, the first of which opened in October 2012 and, as of August 7, 2013, a total of eight such locations have been opened.  The remaining 13 locations are expected to open in the next few months.  The Company expects that the revenue from stand-alone take-n-bake franchises will continue to increase as locations that have already been signed continue to open.  In addition, the Company currently has a considerable backlog of additional prospects for the stand-alone take-n-bake franchise.  The strategy is to continue franchising the stand-alone take-n-bake retail outlets, which the Company believes can be done within its existing overhead structure.  Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes.  This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company’s current ratio was 2.6-to-1 as of June 30, 2013 compared to 2.1-to-1 as of December 31, 2012.  This improvement was the result of net income.

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the original amount of $5.0 million which is repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay existing bank indebtedness and borrowings from an officer of the Company.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.  The Company’s cash flow projections are based on the Company’s strategy of focusing on growth in non-traditional venues, growth in the number of grocery store locations licensed to sell the take-n-bake pizza and the anticipated growth from franchising the new stand-alone take-n-bake locations.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Forward Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s annual report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2013, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.6 million.  The Company’s current borrowings are at a variable rate tied to the London Interbank Offered Rate (“LIBOR”) plus 4% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $30,300 over the succeeding twelve-month period.

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of the end of the period covered by this report, Paul W. Mobley, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not involved in material litigation against it.

ITEM 6.   EXHIBITS.

(a)  Exhibits:  See Exhibit Index appearing on page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: August 12, 2013	By:	/s/ Paul W. Mobley
Paul W. Mobley,
Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

 Index to Exhibits

Exhibit Number	Description
3.1
Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant’s Form 8-K filed December 23, 2009, is incorporated herein by reference.

3.3
Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18, 1992 filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850), ordered effective on October 26, 1993, is incorporated herein by reference.

3.4
Articles of Amendment of the Articles of Incorporation of the Registrant effective May 11, 2000, filed as Annex A and Annex B to the Registrant’s Proxy Statement on Schedule 14A filed March 28, 2000, is incorporated herein by reference.

3.5
Articles of Amendment of the Articles of Incorporation of the Registrant effective April 16, 2001 filed as Exhibit 3.4 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.6
Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23, 2005, filed as Exhibit 3.1 to the Registrant's current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

4.1
Specimen Common Stock Certificates filed as an exhibit to the Registrant’s Registration Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982 (SEC File No. 2-79963C), is incorporated herein by reference.

10.1
Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.2
Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.3	1984 Stock Option Plan filed with the Registrant’s Form S-8 filed November 29, 1994 (SEC File No. 33-86804), is incorporated herein by reference.

10.4	Noble Roman’s, Inc. Form of Stock Option Agreement filed with the Registrant’s Form S-8 filed November 29, 1994 (SEC File No. 33-86804), is incorporated herein by reference.

10.10	Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

10.11	Promissory Note to BMO Harris Bank, N.A. dated May 15, 2012, filed as Exhibit 10.18 to the Registrant’s quarter report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. and C.F.O. Certification under Section 1350

101	Interactive Financial Data