Form 10-K/A
period 2011-12-31
NOBLE ROMANS INC
filed 2013-10-29
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark one)

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011.

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from ____ to____.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was $7.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  19,489,317 shares of common stock as of March 1, 2012.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 originally filed on March 13, 2012 (the “Original Filing”) by Noble Roman’s, Inc., an Indiana corporataion (the “Company”). The Company is filing this Amendment to replace the draft version of the Report of Independent Registered Public Accounting Firm (the “Report”) inadvertently included as a part of “Item 8. Financial Statements and Supplementary Data” of the Original Filing (“Item 8”) with the executed version of the Report. In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes the entirety of Item 8 of the Original Filing, which is unchanged from the Original Filing, except that it includes the executed version of the Report. In accordance with Rule 12b-15 under the Exchange Act, this Amendment includes certain certifications required to be filed herewith.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman's, Inc. and Subsidiaries

	December 31,
Assets	2010	2011
Current assets:
Cash	$337,044	$233,296
Accounts and notes receivable - net	920,304	884,811
Inventories	316,913	338,447
Assets held for resale	246,278	252,552
Prepaid expenses	235,778	278,718
Deferred tax asset - current portion	1,400,000	1,400,000
Total current assets	3,456,317	3,387,824

Property and equipment:
Equipment	1,139,050	1,147,109
Leasehold improvements	12,283	12,283
	1,151,333	1,159,392
Less accumulated depreciation and amortization	784,282	851,007
Net property and equipment	367,051	308,385
Deferred tax asset (net of current portion)	10,150,558	9,613,399
Other assets including long-term portion of notes receivable - net	2,920,853	3,914,523
Total assets	$16,894,779	$17,224,131
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term note payable to bank	$1,875,000	$3,575,000
Accounts payable and accrued expenses	654,319	665,054
Total current liabilities	2,529,319	$4,240,054

Long-term obligations:
Note payable to bank (net of current portion)	2,625,000	-
Note payable to officer	855,821	1,255,821
Total long-term liabilities	3,480,821	1,255,821

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,419,317 issued and outstanding as of December 31, 2010 and 19,469,317 as of December 31, 2011)	23,116,317	23,239,976
Preferred stock (5,000,000 shares authorized, 20,625 issued and outstanding as of December 31, 2010 and December 31, 2011)	800,250	800,250
Accumulated deficit	(13,031,928)	(12,311,970)
Total stockholders' equity	10,884,639	11,728,256
Total liabilities and stockholders’ equity	$16,894,779	$17,224,131

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman's, Inc. and Subsidiaries

	Year Ended December 31,
	2009	2010	2011
Royalties and fees	$6,949,192	$6,725,769	$6,813,946
Administrative fees and other	63,503	40,312	44,448
Restaurant revenue	536,885	505,022	517,679
Total revenue	7,549,580	7,271,103	7,376,073

Operating expenses:
Salaries and wages	1,057,675	970,652	970,966
Trade show expense	309,827	301,940	351,907
Travel expense	134,350	157,973	191,695
Other operating expenses	745,376	719,316	687,519
Restaurant expenses	496,614	501,976	507,838
Depreciation and amortization	78,777	66,578	124,009
General and administrative	1,485,356	1,610,123	1,619,778
Operating income	3,241,605	2,942,545	2,922,361

Interest and other expense	466,944	440,512	390,858
Income before income taxes from continuing operations	2,774,661	2,502,033	2,531,503

Income tax expense	1,099,044	991,056	1,002,729
Net income from continuing operations	1,675,617	1,510,977	1,528,774

Loss from discontinued operations net of tax benefit of $787,520 for 2010 and $465,570 for 2011	-	(1,200,664)	(709,816)
Net income	1,675,617	310,313	818,958
Cumulative preferred dividends	66,000	90,682	99,000
Net income available to common stockholders	$1,609,617	$219,631	$719,958
Earnings per share - basic:
Net income from continuing operations	$.09	$.08	$.08
Net loss from discontinued operations net of tax benefit	$-	$(.06)	$(.04)
Net income	$.09	$.02	$.04
Net income available to common stockholders	$.08	$.01	$.04
Weighted average number of common shares outstanding	19,412,499	19,414,367	19,457,810

Diluted earnings per share:
Net income from continuing operations	$.08	$.08	$.08
Net loss from discontinued operations net of tax benefit	$-	$(.06)	$(.04)
Net income	$.08	$.02	$.04
Weighted average number of common shares outstanding	19,950,027	20,094,961	20,112,278

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity
Noble Roman's, Inc. and Subsidiaries

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2008	$800,250	19,412,499	$23,023,250	$(14,861,176)	$8,962,324

2009 net income				1,675,617	1,675,617

Cumulative preferred dividends				(66,000)	(66,000)

Amortization of value of stock options			50,910		50,910

Balance at December 31, 2009	$800,250	19,412,499	$23,074,160	$(13,251,559)	$10,622,851

2010 net income				310,313	310,313

Cumulative preferred dividends				(90,682)	(90,682)

Amortization of value of stock options			42,157		42,157

Cashless exercise of warrants		6,818

Balance at December 31, 2010	$800,250	19,419,317	$23,116,317	$(13,031,928)	$10,884,639

2011 net income				818,958	818,958

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			105,659		105,659

Exercise of employee stock options		50,000	18,000		18,000

Balance at December 31, 2011	$800,250	19,469,317	23,239,976	(12,311,970)	11,728,256

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman's, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2009	2010	2011
Net income	$1,675,617	$310,313	$818,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,185	158,293	298,937
Non-cash expense from loss on discontinued operations	-	187,330	-
Deferred income taxes	1,099,044	991,056	1,002,729
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(315,597)	94,846	19,711
Inventories	(4,713)	(77,907)	(21,534)
Prepaid expenses	(19,757)	6,075	(42,940)
Other assets	(419,332)	(561,952)	(849,910)
Increase (decrease) in:
Accounts payable and accrued expenses	(81,451)	219,654	10,736
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,112,996	1,327,708	1,236,687

INVESTING ACTIVITIES
Purchase of property and equipment	(45,211)	(5,738)	(8,059)
Assets held for resale	(837)	(2,751)	(6,274)
NET CASH USED BY INVESTING ACTIVITIES	(46,048)	(8,489)	(14,333)

FINANCING ACTIVITIES
Payment of obligations from discontinued operations	(652,522)	(933,809)	(709,816)
Payment of cumulative preferred dividends	(66,000)	(90,682)	(99,000)
Payment of principal on outstanding debt	(1,500,000)	(1,125,000)	(925,000)
Payment received on long-term notes receivable	33,810	8,612	33,417
Payment of loan modification cost	-	-	(43,703)
Proceeds of loan from officer	-	825,500	400,000
Proceeds from the exercise of stock options	-	-	18,000

NET CASH USED BY FINANCING ACTIVITIES	(2,184,712)	(1,315,379)	(1,326,102)

Increase (decrease) in cash	(117,764)	3,840	(103,748)
Cash at beginning of year	450,968	333,204	337,044
Cash at end of year	$333,204	$337,044	$233,296

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

Notes to Consolidated Financial Statements
Noble Roman's, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization:  The Company sells and services franchises and/or licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza,” “Tuscano’s Italian Style Subs,” “Noble Roman’s Take-N-Pizza” and “Tuscano’s Grab-N-Go Subs.”  Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

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

Assets Held for Resale:  The Company records the cost of franchised locations held by the Company on a temporary basis until they are sold to a franchisee at the Company’s cost adjusted for impaired value, if any, to the estimated net realizable value.  The Company estimates net realizable value using comparative replacement costs for other similar franchise locations that are being built at the time the estimate is made.

Advertising Costs:  The Company records advertising costs consistent with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Other Expense topic and Advertising Costs subtopic.  This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures:  The Fair Value Measurements and Disclosures topic of the FASB’s ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2010 and 2011, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs.  The carrying value for this liability approximates its fair value, and is not material to the Company’s 2010 or 2011 consolidated financial statements.

Fair Value of Financial Instruments:  The Company’s current bank borrowings are at a monthly variable rate tied to LIBOR.  On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment (approximately $1.125 million as of March 1, 2012), at an annual interest rate of 8.2%.

The Company’s swap is a derivative instrument that is designated as cash flow hedge because the swap provides a hedge against the effects of rising interest rates on present and/or forecasted future borrowings.  The effective portion of the gain or loss on the swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings.  Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  Amounts payable or receivable under the swap is accounted for as adjustments to interest expense.  The financial liability was not material to the Company’s 2010 or 2011 consolidated financial statements.  There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, “Derivatives and Hedging.”

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

Royalties, Administrative and Franchise Fees:  Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised or licensed restaurants.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores.  Administrative fees are recognized as income monthly as earned.  Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed.

Exit or Disposal Activities Related to Discontinued Operations:  The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by ASC “Exit or Disposal Cost Obligations” topic.

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

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statement of Operations, which were none for the years ended December 31, 2009, 2010 and 2011.  The Company’s federal and various state income tax returns for 2008 through 2011 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended
December 31, 2009:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$1,675,617
Less preferred stock dividends	(66,000

Earnings per share – basic
Income available to common stockholders	1,609,617	19,412,499	$.08
Effect of dilutive securities
Warrants	-	-
Options	-	170,862
Convertible preferred stock	66,000	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,675,617	19,950,027	$.08

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2010:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$310,313
Less preferred stock dividends	(90,682)

Earnings per share – basic
Income available to common stockholders	219,631	19,414,367	$.01
Effect of dilutive securities
Options	-	313,928
Convertible preferred stock	90,682	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$310,313	20,094,961	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$818,958
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income available to common stockholders	719,958	19,457,810	$.04
Effect of dilutive securities
Options	-	287,802
Convertible preferred stock	99,000	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$818,958	20,112,278	$.04

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K.  There were no subsequent events that required recognition or disclosure except for the January 30, 2012 loan amendment discussed in Note 3.

Note 2:  Accounts and Notes Receivable

At December 31, 2010 and 2011, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2010 and 2011 will be collected.

Note 3:  Notes Payable

On February 4, 2008, the Company entered into a First Amendment to Loan Agreement (the “Amendment”) with Wells Fargo Bank N.A., that amended the existing Loan Agreement between the Company and Wells Fargo (the “Loan Agreement”).  The Amendment provided for Wells Fargo to loan an additional $3.0 million to the Company.  The Amendment also reduced the interest rate applicable to amounts borrowed under the Loan Agreement to LIBOR plus 3.75% per annum and extended the maturity date for borrowings under the loan from August 31, 2011 to August 31, 2013.  On February 6, 2008, the Company elected to trade its previous swap contract for a new swap contract fixing the rate on 50% of the principal balance under the Loan Agreement, as amended by the Amendment at an annual interest rate of 8.2%. On November 9, 2010, the Company entered into a Second Amendment to Loan Agreement (the “Second Amendment”) with Wells Fargo that amended the existing Loan Agreement between the Company and Wells Fargo.  Pursuant to the Second Amendment, Wells Fargo agreed to defer principal payments on the outstanding notes payable to the bank for the months of October through December 2010.  On March 10, 2011, the Company executed a Third Amendment to the Loan Agreement with Wells Fargo Bank (the “Third Amendment”) reducing principal payments to $25,000 per month for March and April 2011.  In addition, the interest rate under the note payable was changed from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.  On July 19, 2011, the Company executed a Fourth Amendment to the Loan Agreement with Wells Fargo Bank (the “Fourth Amendment”) adjusting the principal payments and shortening the maturity to October 1, 2012.  In addition, the Fourth Amendment keeps the interest rate at LIBOR plus 4.25% per annum through and including June 1, 2012 and LIBOR plus 7.25% per annum thereafter.  In addition, the principal payments were further amended by an additional amendment, on January 30, 2012, to the Loan Agreement with Wells Fargo Bank as follows:

February 1, 2012	$50,000
March 1, 2012	$75,000
April 1, 2012	$125,000
May 1, 2012	$200,000
June 1, 2012	$200,000
July 1, 2012	$200,000
August 1, 2012	$200,000
September 1, 2012	$200,000
October 1, 2012	$2,250,000

Interest paid on this Note was $253,813 in 2011,  $310,582 in 2010 and $408,735 in 2009.  The Company’s obligations under the loan are secured by the grant of a security interest in its personal property and certain restrictions apply such as a prohibition on the payment of dividends, all as defined in the Loan Agreement.  The difference between interest from the swap contract compared to interest expense on the term loan was a loss of  $128,559, $104,719 and $70,372 for the years ended December 31, 2009, 2010 and 2011, respectively.

At various times, Paul W. Mobley, the Company’s Chairman of the Board and Chief Executive Officer, loaned the Company $855,821 in 2010 and $400,000 in 2011 for a total of $1,255,821 to help fund $1,125,000 in principal payments in 2010 and $925,000 in 2011 due under its bank loan and to help fund $933,809 in payments related to discontinued operations in 2010 and $709,816 in payments related to discontinued operations in 2011.  The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the notes to the accompanying consolidated financial statements.  The advances are evidenced by promissory note in the amount of $1,255,821, which provides for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010, and has continued on the first day of each calendar month thereafter and will continue until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments.  In addition, the note requires principal payments commencing on January 1, 2013 and on the first day of each calendar month thereafter in the amount of $100,000 per month through November 1, 2013 and $155,821 on December 1, 2013.  The Third Amendment to the Loan Agreement with Wells Fargo states that no principal payment on the officer note can commence until the Wells Fargo loan is paid in full.

Note 4:  Royalties and Fees

Approximately $203,450, $266,500 and $193,818 are included in the 2009, 2010 and 2011, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees.  Also included in royalties and fees were approximately $38,509, $110,113 and $61,418 in 2009, 2010 and 2011, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee.  For the most part, the Company’s ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee’s account by electronic withdrawal.  As such, the Company has no material amount of past due royalties.

In conjunction with the development of Noble Roman’s Pizza and Tuscano’s Italian Style Subs, the Company has devised its own recipes for many of the ingredients that go into the making of its products (“Proprietary Products”).  The Company contracts with various manufacturers to manufacture its Proprietary Products in accordance with the Company’s recipes and formulas and to sell those products to authorized distributors at a contract price which includes an allowance for use of the Company’s recipes.  The manufacturing contracts also require the manufacturers to remit those allowances to the Company on a periodic basis, usually monthly.  The Company recognizes those allowances in revenue as earned based on sales reports from the distributors.

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

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms.  These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman’s, Inc. Franchise Agreement.  The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on a portion of the leases to the landlords in the event of default by the assignees.  The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs.  At December 31, 2011, contingent obligations under non-cancelable operating leases for  2012, 2013, 2014, 2015, 2016 and after 2016 were approximately $89,763, $90,663, $91,563, $71,343, $24,675 and $0, respectively.

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

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2011, the Company had the following employee stock options outstanding:

# Common Shares Represented	Exercise Price
40,000	$.55
46,000	.83
58,500	2.30
395,000	.36
481,000	.95
1,800,000	1.05
180,000	.90

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  No options were granted in 2009.  The following assumptions were used for grants in 2010 and 2011:

Expected volatility	30%
Expected dividend yield	None
Expected term (in years)	5
Risk-free interest rate	3.01%

The following table sets forth the number of options outstanding as of December 31, 2008, 2009, 2010 and 2011 and the number of options granted, exercised or forfeited during the years ended December 31, 2009, December 31, 2010 and December 31, 2011:

Balance of employee stock options outstanding as of 12/31/08	650,250
Stock options granted during the year ended 12/31/09	0
Stock options exercised during the year ended 12/31/09	0
Stock options forfeited during the year ended 12/31/09	(20,000)
Balance of employee stock options outstanding as of 12/31/09	630,250
Stock options granted during the year ended 12/31/10	491,000
Stock options exercised during the year ended 12/31/10	0
Stock options forfeited during the year ended 12/31/10	(20,750)
Balance of employee stock options outstanding as of 12/31/10	1,100,500
Stock options granted during the year ended 12/31/11	2,000,000
Stock options exercised during the year ended 12/31/11	(50,000)
Stock options forfeited during the year ended 12/31/11	(50,000)
Balance of employee stock options outstanding as of 12/31/11	3,000,500

The following table sets forth the number of non-vested options outstanding as of December 31, 2008, 2009, 2010 and 2011, and the number of stock options granted, vested and forfeited during the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

Balance of employee non-vested stock options outstanding as of 12/31/08	543,500
Stock options granted during the year ended 12/31/09	0
Stock options vested during the year ended 12/31/09	(78,500)
Stock options forfeited during the year ended 12/31/09	(20,000)
Balance of employee non-vested stock options outstanding as of 12/31/09	445,000
Stock options granted during the year ended 12/31/10	491,000
Stock options vested during the year ended 12/31/10	0
Stock options forfeited during the year ended 12/31/10	0
Balance of employee non-vested stock options outstanding as of 12/31/10	936,000
Stock options granted during the year ended 12/31/11	2,000,000
Stock options vested during the year ended 12/31/11	(445,000)
Stock options forfeited during the year ended 12/31/11	(30,000)
Balance of employee non-vested stock options outstanding as of 12/31/11	2,461,000

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

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

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

The Company is a Defendant in a lawsuit styled Kari Heyser, Fred Eric Heyser and Meck Enterprises, LLC, et al v. Noble Roman’s, Inc. et al, filed in Superior Court in Hamilton County, Indianain June 2008 (Cause No. 29D01 0806 PL 739). The Court issued an Order dated December 23, 2010 granting summary judgment in favor of the Company against all of the Plaintiffs.  As a result, the Plaintiffs’ allegations of fraud against the Company and certain of its officers were determined to be without merit. Plaintiffs filed numerous motions and an appeal to the Indiana Court of Appeals, in an attempt to reverse the December 23, 2010 summary judgment.  All of the motions failed and the Indiana Court of Appeals dismissed the appeal with prejudice.  Plaintiffs’ last attempt to vacate the summary judgment award was their attempt to vacate the Order on the grounds of misconduct of third parties.  On December 1, 2011, the Judge denied their motion and specifically found “that there was absolutely no evidence of misconduct” and the Court admonished Plaintiffs and Plaintiffs’ counsel for making such unfounded allegations.  The fraud charges against the Company and certain of its officers are dismissed entirely and Plaintiffs have no appeal rights remaining. The Company then filed a motion for sanctions against the Plaintiffs and their attorney for the frivolous filings.  On February 28, 2012, the Court granted our request for sanctions and ordered the Plaintiffs and their attorney to pay the Company $8,376 by April 23, 2012.  The Company’s counterclaims against the Plaintiffs for breach of contract remain pending as to amount of damages, however the Company was granted summary judgment as to liability.

The Complaint was originally against the Company and certain officers and institutional lenders.  The Plaintiffs are former franchisees of the Company’s traditional location venue.  The Plaintiffs alleged that the Defendants fraudulently induced them to purchase franchises for traditional locations through misrepresentations and omissions of material facts regarding the franchises.  In addition to the above claims, one group of franchisee-Plaintiffs in the same case had asserted a separate claim under the Indiana Franchise Act as to which the Court’s Order denied the Company’s motion for summary judgment as the Court determined that there is a genuine issue of material fact but did not render any opinion on the merits of the claim.  The Company denies any liability on the Indiana Franchise Act claim and will continue to vigorously defend against this claim.

The Company filed counterclaims for damages for breach of contract against all of the Plaintiffs in the approximate amount of $3.6 million plus attorneys’ fees, interest and other cost of collection, or a total of over $5 million.  On September 21, 2011, the Company filed motions for partial summary judgment as to liability against the Plaintiffs on the Company’s counterclaims.  As a result, the Company was granted partial summary judgment as to liability against the Plaintiffs/Counterclaim-Defendants on the Company’s counterclaims against the Plaintiffs.  In this partial summary judgment, the Court determined that the Plaintiffs were liable to the Company for direct damages and consequential damages, including future royalties, for breach of their franchise agreements.  In addition, the Court determined that, as a matter of law, Noble Roman’s was entitled to recover attorneys’ fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of Noble Roman’s counterclaims and fees for defending against fraud claims against the Company and certain of its officers.  The amount of the award is to be determined at trial.

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

At various times, Paul W. Mobley, the Company’s Chairman of the Board and Chief Executive Officer, loaned the Company $855,821 in 2010 and $400,000 in 2011 for a total of $1,255,821 to help fund $1,125,000 in principal payments in 2010 and $925,000 in 2011 due under its bank loan and to help fund $933,809 in payments related to discontinued operations in 2010 and $709,816 in payments related to discontinued operations in 2011.  The payments related to the discontinued operations were largely for legal fees related to the Heyser lawsuit, which is described in Note 10 of the notes to the accompanying consolidated financial statements.  The advances are evidenced by promissory note in the amount of $1,255,821, which provides for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010, and has continued on the first day of each calendar month thereafter and will continue until the note is paid in full, at the rate of 8% per annum and the Company is current on the required interest payments.  In addition, the note requires principal payments commencing on November 1, 2012 and on the first day of each calendar month thereafter in the amount of $100,000 per month through September 1, 2013 and $125,500 on October 1, 2013.  The Third Amendment to the Loan Agreement with Wells Fargo states that no principal payment on the officer note can commence until the Wells Fargo loan is paid in full.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
	(in thousands, except per share data)

Total revenue	$1,928	$1,766	$1,880	$1,802
Operating income	832	641	741	708
Net income before income taxes from continuing operations	736	542	644	609
Net income from continuing operations	444	328	389	368
Loss from discontinued operations	(394)	(316)	-	-
Net income	50	12	389	368
Net income from continuing operations per common share
Basic	.02	.02	.02	.02
Diluted	.02	.02	.02	.02
Net income per common share
Basic	.00	.00	.02	.02
Diluted	.00	.00	.02	.02

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(in thousands, except per share data)

Total revenue	$1,831	$1,853	$1,832	$1,755
Operating income	728	788	735	692
Net income before income taxes from continuing operations	626	673	621	582
Net income from continuing operations	378	407	374	352
Loss from discontinued operations	(266)	(935)	-	-
Net income (loss)	112	(528)	374	352
Net income from continuing operations per common share
Basic	$.02	$.02	$.02	$.02
Diluted	.02	.02	.02	.02
Net income (loss) per common share
Basic	.01	(.03)	.02	.02
Diluted	.01	(.03)	.02	.02

Somerset CPA’s
3925 River Crossing Parkway, Third Floor
P.O. Box 40368
Indianapolis, Indiana  46240-0368

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Somerset CPA’s, P.C.

Indianapolis, Indiana
March 13, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: October 29, 2013	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer