Form 10-K/A
period 2012-12-31
NOBLE ROMANS INC
filed 2013-10-29
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark one)

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed on March 15, 2013 (the “Original Filing”) by Noble Roman’s, Inc., an Indiana corporataion (the “Company”). The Company is filing this Amendment to replace the draft version of the Report of Independent Registered Public Accounting Firm (the “Report”) inadvertently included as a part of “Item 8. Financial Statements and Supplementary Data” of the Original Filing (“Item 8”) with the executed version of the Report. In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes the entirety of Item 8 of the Original Filing, which is unchanged from the Original Filing, except that it includes the executed version of the Report. In accordance with Rule 12b-15 under the Exchange Act, this Amendment includes certain certifications required to be filed herewith.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2011	2012
Current assets:
Cash	$233,296	$144,354
Accounts and notes receivable - net	884,811	1,080,362
Inventories	338,447	460,839
Assets held for resale	252,552	259,579
Prepaid expenses	278,718	379,669
Deferred tax asset - current portion	1,400,000	1,400,000
Total current assets	3,387,824	3,724,803

Property and equipment:
Equipment	1,147,109	1,166,103
Leasehold improvements	12,283	12,283
	1,159,392	1,178,386
Less accumulated depreciation and amortization	851,007	905,376
Net property and equipment	308,385	273,010
Deferred tax asset (net of current portion)	9,613,399	9,238,536
Other assets including long-term portion of notes receivable - net	3,914,523	3,924,404
Total assets	$17,224,131	$17,160,753
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term note payable to bank	$3,575,000	$1,250,000
Accounts payable and accrued expenses	665,054	510,710
Total current liabilities	4,240,054	1,760,710

Long-term obligations:
Note payable to bank (net of current portion)	-	3,020,833
Note payable to officer	1,255,821	-
Total long-term liabilities	1,255,821	3,020,833

Stockholders’ equity:
Common stock – no par value (25,000,000 shares authorized, 19,469,317 issued and outstanding as of December 31, 2011 and 19,516,589 as of December 31, 2012)	23,239,976	23,366,058
Preferred stock (5,000,000 shares authorized, 20,625 issued and outstanding as of December 31, 2011 and December 31, 2012)	800,250	800,250
Accumulated deficit	(12,311,970)	(11,787,098)
Total stockholders’ equity	11,728,256	12,379,210
Total liabilities and stockholders’ equity	$17,224,131	$17,160,753

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2010	2011	2012
Royalties and fees	$6,725,769	$6,813,946	$6,823,811
Administrative fees and other	40,312	44,448	19,872
Restaurant revenue	505,022	517,679	456,449
Total revenue	7,271,103	7,376,073	7,300,132

Operating expenses:
Salaries and wages	970,652	970,966	979,447
Trade show expense	301,940	351,907	498,951
Travel expense	157,973	191,695	183,316
Other operating expenses	719,316	687,519	685,836
Restaurant expenses	501,976	507,838	427,127
Depreciation and amortization	66,578	124,009	116,287
General and administrative	1,610,123	1,619,778	1,593,646
Total expenses	4,328,558	4,453,712	4,484,610
Operating income	2,942,545	2,922,361	2,815,522

Interest and other expense	440,512	390,858	413,334
Adjust valuation allowance – Heyser Case	-	-	500,000
Income before income taxes from continuing operations	2,502,033	2,531,503	1,902,188

Income tax expense	991,056	1,002,729	753,457
Net income from continuing operations	1,510,977	1,528,774	1,148,731

Loss from discontinued operations net of tax benefit of $787,520 for 2010, $465,570 for 2011 and $344,079 for 2012	(1,200,664)	(709,816)	(524,588)
Net income	310,313	818,958	624,143
Cumulative preferred dividends	90,682	99,000	99,271
Net income available to common stockholders	$219,631	$719,958	$524,872
Earnings per share - basic:
Net income from continuing operations	$.08	$.08	$.06
Net loss from discontinued operations net of tax benefit	$(.06)	$(.04)	$(.03)
Net income	$.02	$.04	$.03
Net income available to common stockholders	$.01	$.04	$.03
Weighted average number of common shares outstanding	19,414,367	19,457,810	19,497,638

Diluted earnings per share:
Net income from continuing operations	$.08	$.08	$.06
Net loss from discontinued operations net of tax benefit	$(.06)	$(.04)	$(.03)
Net income	$.02	$.04	$.03
Weighted average number of common shares outstanding	20,094,961	20,112,278	20,077,910

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2009	$800,250	19,412,499	$23,074,160	$(13,251,559)	$10,622,851

2010 net income				310,313	310,313

Cumulative preferred dividends				(90,682)	(90,682)

Amortization of value of stock options			42,157		42,157

Cashless exercise of warrants		6,818
Balance at December 31, 2010	$800,250	19,419,317	$23,116,317	$(13,031,928)	$10,884,639

2011 net income				818,958	818,958

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			105,659		105,659

Exercise of employee stock options	-	50,000	18,000		18,000

Balance at December 31, 2011	$800,250	19,469,317	$23,239,976	$(12,311,970)	$11,728,256

2012 net income				624,143	624,143

Cumulative preferred dividends				(99,271)	(99,271

Amortization of value of stock options			107,882		107,882

Exercise of employee stock options	-	47,272	18,200	-	18,200

Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2010	2011	2012
Net income	$310,313	$818,958	$624,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,293	298,937	192,012
Non-cash expense from loss on discontinued operations	187,330	-	-
Deferred income taxes	991,056	1,002,729	753,457
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	94,846	19,711	(195,553)
Inventories	(77,907)	(21,534)	(122,392)
Prepaid expenses	6,075	(42,940)	(100,950)
Other assets	(561,952)	(849,910)	147,902
Increase in:
Accounts payable and accrued expenses	219,654	10,736	205,946
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,327,708	1,236,687	1,504,565

INVESTING ACTIVITIES
Purchase of property and equipment	(5,738)	(8,059)	(18,994)
Assets held for resale	(2,751)	(6,274)	(7,027)
NET CASH USED BY INVESTING ACTIVITIES	(8,489)	(14,333)	(26,021)

FINANCING ACTIVITIES
Payment of obligations from discontinued operations	(933,809)	(709,816)	(704,369)
Payment of cumulative preferred dividends	(90,682)	(99,000)	(99,271)
Payment of principal on outstanding under prior bank loan	(1,125,000)	(925,000)	(3,575,000)
Payment of principal officer loan	-	-	(1,255,821)
Payment of principal outstanding on new bank loan	-	-	(729,167)
Payment of alternative minimum tax	-	-	(34,515)
Payment received on long-term notes receivable	8,612	33,417	-
Payment of loan modification cost	-	(43,703)	-
Proceeds of loan from officer	825,500	400,000	-
Proceeds from new bank loan	-	-	4,812,457
Proceeds from the exercise of stock options	-	18,000	18,200

NET CASH USED BY FINANCING ACTIVITIES	(1,315,379)	(1,326,102)	(1,567,486)

Increase (decrease) in cash	3,840	(103,748)	(88,942)
Cash at beginning of year	333,204	337,044	233,296
Cash at end of year	$337,044	$233,296	$144,354

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
Noble Roman’s, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization:  The Company sells and services franchises and/or licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza,” “Tuscano’s Italian Style Subs and” “Noble Roman’s Take-N-Pizza”.  Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

Principles of Consolidation:  The consolidated financial statements include the accounts of Noble Roman’s, Inc. and its wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc.  Inter-company balances and transactions have been eliminated in consolidation.

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

As of December 31, 2011, the Company held an interest rate swap, a financial liability that is required to be measured at fair value on a recurring basis utilizing Level 2 inputs.  The carrying value for this liability approximated its fair value, and is not material to the Company’s 2011 consolidated financial statements.  The former interest rate swap was paid off in 2012.

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

Exit or Disposal Activities Related to Discontinued Operations:  The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes:  The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.  The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset.  As of December 31, 2012, the net operating loss carry-forward was approximately $24.3 million which expires between the years 2018 and 2028.  Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations, which were none for the years ended December 31, 2010, 2011 and 2012.  The Company’s federal and various state income tax returns for 2009 through 2012 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2010:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$310,313
Less preferred stock dividends	(90,682)

Earnings per share – basic
Income available to common stockholders	219,631	19,414,367	$.01
Effect of dilutive securities
Options	-	313,928
Convertible preferred stock	90,682	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$310,313	20,094,961	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$818,958
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income available to common stockholders	719,958	19,457,810	$.04
Effect of dilutive securities
Options	-	287,802
Convertible preferred stock	99,000	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$818,958	20,112,278	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$624,143
Less preferred stock dividends	(99,271)

Earnings per share – basic
Income available to common stockholders	524,872	19,497,638	$.03
Effect of dilutive securities
Options	-	213,606
Convertible preferred stock	99,271	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$624,143	20,077,910	$.03

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K.  No subsequent event  required recognition or disclosure.

Note 2:  Accounts and Notes Receivable

At December 31, 2011 and 2012, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2011 and 2012 will be collected.

Note 3:  Notes Payable

On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. for a term loan in the original principal amount of $5.0 million which is payable in 48 equal monthly principal installments of approximately $104,000 plus interest commencing on June 15, 2012 with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from this loan, net of certain fees and expenses associated with obtaining this loan, were used to repay all existing indebtedness to Wells Fargo Bank, N.A. and an officer of the Company, both of which are described below.  The Company’s obligations under the term loan are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $1.2 million of the term loan and certain restrictions apply such as a prohibition on the payment of dividends, as defined in the Credit Agreement.  Interest paid on this Note was $117,899 in 2012.

On January 30, 2012, the Company entered into an Amendment to the Loan Agreement with Wells Fargo Bank, N.A. (the “Amendment”) that amended the existing loan agreement between the Company and Wells Fargo, N.A. (the “Loan Agreement”).  The Amendment modified the monthly principal payments as follows:  $50,000 on February 1, 2012; $75,000 on March 1, 2012; $125,000 on April 1, 2012; $200,000 on the first of each month May through September 2012; and $2,250,000 on October 1, 2012.
The Loan Agreement, as amended, required monthly interest payments at the rate of LIBOR plus 4.25% per annum through and including June 1, 2012, and LIBOR plus 7.25% per annum thereafter.  Interest paid on this Note was $91,217 in 2012,  $253,813 in 2011 and $310,582 in 2010.  The Company’s obligations under the loan were secured by the grant of a security interest in its personal property and certain restrictions applied such as a prohibition on the payment of dividends, all as defined in the Loan Agreement.

Paul W. Mobley, the Company’s Chairman of the Board and Chief Executive Officer, loaned the Company $1,255,821, during 2010 and 2011 which was evidenced by a promissory note, to help fund principal payments due under its bank loan and payments related to discontinued operations.  The promissory note provided for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010 and continued on the first day of each calendar month thereafter until the note was paid in full, at the rate of 8% per annum.  Interest paid on this Note was $45,716 in 2012,  $76,246 in 2011 and $5,956 in 2010.

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

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2012, the Company had the following employee stock options outstanding:

# Common Shares Represented	Exercise Price
46,000	$.83
58,500	2.30
375,000	.36
431,000	.95
1,800,000	1.05
160,000 356,000	.90 .58

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

The following table sets forth the number of options outstanding as of December 31, 2009, 2010, 2011 and 2012 and the number of options granted, exercised or forfeited during the years ended December 31, 2010, December 31, 2011 and December 31, 2012:

Balance of employee stock options outstanding as of 12/31/09	630,250
Stock options granted during the year ended 12/31/10	491,000
Stock options exercised during the year ended 12/31/10	0
Stock options forfeited during the year ended 12/31/10	(20,750)
Balance of employee stock options outstanding as of 12/31/10	1,100,500
Stock options granted during the year ended 12/31/11	2,000,000
Stock options exercised during the year ended 12/31/11	(50,000)
Stock options forfeited during the year ended 12/31/11	(50,000)
Balance of employee stock options outstanding as of 12/31/11	3,000,500
Stock options granted during the year ended 12/31/12	361,000
Stock options exercised during the year ended 12/31/12	(60,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee stock options outstanding as of 12/31/12	3,226,500

The following table sets forth the number of non-vested options outstanding as of December 31, 2009, 2010, 2011 and 2012, and the number of stock options granted, vested and forfeited during the years ended December 31, 2010, December 31, 2011 and December 31, 2012.

Balance of employee non-vested stock options outstanding as of 12/31/09	445,000
Stock options granted during the year ended 12/31/10	491,000
Stock options vested during the year ended 12/31/10	0
Stock options forfeited during the year ended 12/31/10	0
Balance of employee non-vested stock options outstanding as of 12/31/10	936,000
Stock options granted during the year ended 12/31/11	2,000,000
Stock options vested during the year ended 12/31/11	(445,000)
Stock options forfeited during the year ended 12/31/11	(30,000)
Balance of employee non-vested stock options outstanding as of 12/31/11	2,461,000
Stock options granted during the year ended 12/31/12	361,000
Stock options vested during the year ended 12/31/12	(600,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/12	2,147,000

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

The Company filed counterclaims for damages for breach of contract against the Plaintiffs.  The Company proceeded to trial against two of the Plaintiffs and obtained damage awards against each.  In addition to direct and consequential damages in the Court’s summary judgment Order, the Court determined that as a matter of law Noble Roman’s is entitled to recover attorney fees associated with obtaining preliminary injunctions, fees resulting from the prosecution of  Noble Roman’s counterclaims, and fees for defending against the various claims made against the Company.  A hearing has been set for March 21, 2013 on the amount of attorney fees to be awarded.  Sometime after the hearing on attorney fees, the Court is expected to issue an Order for a judgment amount to be awarded to the Company against the two remaining Plaintiffs.

Other than as disclosed above, the Company is involved in no other material litigation.

Note 11:  Adjustment to Valuation Allowance – Heyser Case

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

Paul W. Mobley, the Company’s Chairman of the Board and Chief Executive Officer, loaned the Company $1,255,821 during 2010 and 2011, which was evidenced by a promissory note, to help fund principal payments due under its bank loan and payments related to discontinued operations.  The promissory note provided for interest to be paid monthly on the unpaid principal balance of the note which began December 1, 2010 and continued on the first day of each calendar month thereafter until the note was paid in full, at the rate of 8% per annum.  Interest paid on this Note was $45,716 in 2012,  $76,246 in 2011, and $5,956 in 2010.  This loan was repaid in full on May 15, 2012 as the result of the Company refinancing its outstanding debt, as described in Note 3.

Note 13: Unaudited Quarterly Financial Information

	Quarter Ended
	December 31	September 30	June 30	March 31
	2012	2012	2012	2012
	(in thousands, except per share data)
Total revenue	$1,724	$1,845	$1,894	$1,838
Operating income	624	726	765	700
Net income before income taxes from continuing operations	66	665	567	605
Net income from continuing operations	40	402	342	365
Loss from discontinued operations	525	-	-	-
Net income (loss)	(485)	402	342	365
Net income from continuing operations per common share
Basic	-	.02	.02	.02
Diluted	-	.02	.02	.02
Net income (loss) per common share
Basic	(.02)	.02	.02	.02
Diluted	(.02)	.02	.02	.02

	Quarter Ended
	December 31	September 30	June 30	March 31
	2011	2011	2011	2011
	(in thousands, except per share data)
Total revenue	$1,928	$1,766	$1,880	$1,802
Operating income	832	641	741	708
Net income before income taxes from continuing operations	736	542	644	609
Net income from continuing operations	444	328	389	368
Loss from discontinued operations	(394)	(316)	-	-
Net income	50	12	389	368
Net income from continuing operations per common share
Basic	.02	.02	.02	.02
Diluted	.02	.02	.02	.02
Net income per common share
Basic	.00	.00	.02	.02
Diluted	.00	.00	.02	.02

Somerset CPA’s
3925 River Crossing Parkway, Third Floor
P.O. Box 40368
Indianapolis, Indiana  46240-0368

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
March 13, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: October 29, 2013	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer