Form 10-Q
period 2013-09-30
NOBLE ROMANS INC
filed 2013-11-07
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

Commission file number:  0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☑    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of November 1, 2013, there were 19,570,089 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2013 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2013 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2012	September 30, 2013
Current assets:
Cash	$144,354	$122,241
Accounts and notes receivable - net	1,080,362	1,664,664
Inventories	460,839	472,613
Assets held for resale	259,579	-
Prepaid expenses	379,669	602,280
Deferred tax asset - current portion	1,400,000	1,400,000
Total current assets	3,724,803	4,261,798

Property and equipment:
Equipment	1,166,103	1,337,959
Leasehold improvements	12,283	88,718
	1,178,386	1,426,677
Less accumulated depreciation and amortization	905,376	944,008
Net property and equipment	273,010	482,669
Deferred tax asset (net of current portion)	9,238,536	8,387,752
Other assets including long-term portion of receivables - net	3,924,404	4,209,576
Total assets	$17,160,753	$17,341,795

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term note payable to bank	$1,250,000	$1,250,000
Accounts payable and accrued expenses	510,710	296,785
Total current liabilities	1,760,710	1,546,785

Long-term obligations:
Note payable to bank (net of current portion)	3,020,833	2,083,333
Total long-term liabilities	3,020,833	2,083,333

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,516,589 issued and outstanding as of December 31, 2012 and 19,560,089 issued and outstanding as of September 30, 2013)	23,366,058	23,471,503
Preferred stock –no par value (5,000,000 shares authorized and 20,625 issued and outstanding as of December 31, 2012 and September 30, 2013)	800,250	800,250
Accumulated deficit	(11,787,098)	(10,560,076)
Total stockholders' equity	12,379,210	13,711,677
Total liabilities and stockholders’ equity	$17,160,753	$17,341,795

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013.
Royalties and fees	$1,728,207	$1,818,625	$5,199,187	$5,458,434
Administrative fees and other	5,202	5,393	17,944	14,268
Restaurant revenue	111,259	108,789	358,788	338,220
Total revenue	1,844,668	1,932,807	5,575,919	5,810,922

Operating expenses:
Salaries and wages	250,216	268,530	747,199	780,560
Trade show expense	128,357	130,617	372,481	390,157
Travel expense	46,234	54,030	140,607	153,585
Other operating expenses	170,488	195,430	520,697	559,750
Restaurant expenses	100,514	89,336	332,789	304,186
Depreciation and amortization	28,561	28,346	87,786	85,034
General and administrative	394,122	414,640	1,182,508	1,235,188
Total expenses	1,118,492	1,180,929	3,384,067	3,508,460
Operating income	726,176	751,878	2,191,852	2,302,462
Interest and other expense	61,211	47,206	355,831	150,610
Income before income taxes	664,965	704,672	1,836,021	2,151,852
Income tax expense	263,393	277,556	727,247	850,783
Net income	401,572	427,116	1,108,774	1,301,069
Cumulative preferred dividends	24,682	24,682	74,318	74,047
Net income available to common stockholders	$376,890	$402,434	$1,034,456	$1,227,022

Earnings per share – basic:
Net income	$.02	$.02	$.06	$.07
Net income available to common stockholders	$.02	$.02	$.05	$.06

Weighted average number of common shares outstanding	19,506,886	19,524,594	19,491,274	19,519,287
Diluted earnings per share:
Net income	$.02	$.02	$.06	$.06
Net income available to common stockholders	$.02	$.02	$.05	$.06
Weighted average number of common shares outstanding	20,070,990	20,264,150	20,055,378	20,258,842

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

Net income for nine months ended September 30, 2013				1,301,069	1,301,069

Cumulative preferred dividends				(74,047)	(74,047)

Amortization of value of stock options			88,020		88,020

Exercise of employee stock options		43,500	17,425		17,425

Balance at September 30, 2013	$800,250	19,560,089	$23,471,503	$(10,560,076)	$13,711,677

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2012	2013
Net income	$1,108,774	$1,301,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,734	126,653
Deferred income taxes	727,248	850,783
Changes in operating assets and liabilities:
Increase in:
Accounts and notes receivable	(327,304)	(584,302)
Inventories	(85,690)	(11,773)
Prepaid expenses	(228,566)	(222,612)
Other assets	(381,558)	(267,172)
Decrease in:
Accounts payable and accrued expenses	(86,254)	(22,831)
NET CASH PROVIDED BY OPERATING ACTIVITIES	877,384	1,169,815

INVESTING ACTIVITIES
Purchase of property and equipment	(13,715)	(6,712)
NET CASH USED IN INVESTING ACTIVITIES	(13,715)	(6,712)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(74,318)	(74,047)
Payment of principal outstanding under prior bank loan	(3,575,000)	-
Payment of principal outstanding of officer loan	(1,255,821)	-
Net proceeds from new bank loan	4,812,457	-
Payment of principal outstanding under new bank loan	(416,667)	(937,500)
Payment of alternative minimum tax	(34,515)	-
Proceeds from the exercise of employee stock options	18,200	17,425
NET CASH USED IN FINANCING ACTIVITIES	(525,664)	(994,122)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(408,533)	(191,094)

Decrease in cash	(70,528)	(22,113)
Cash at beginning of period	233,296	144,354
Cash at end of period	$162,768	$122,241

Supplemental schedule of non-cash investing and financing activities

None.

Cash paid for interest	$207,123	$123,209

See accompanying notes to condensed consolidated financial statements (unaudited).

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Note 2 – Royalties and fees included initial franchise fees of $131,000 and $256,000 for the three-month and nine-month periods ended September 30, 2012, and $340,000 and $675,000 for the three-month and nine-month periods ended September 30, 2013, respectively.  Royalties and fees included equipment commissions of $32,000 and $55,000 for the three-month and nine-month periods ended September 30, 2012, and $31,000 and $61,000 for the three-month and nine-month periods ended September 30, 2013, respectively.  Royalties and fees, less initial franchise fees and equipment commissions were $1.6 million and $4.9 million for the respective three-month and nine-month periods ended September 30, 2012, however those amounts included $100,000 and $400,000, respectively, to increase the estimated net realizable value of receivables in the Heyser case related to units no longer in operation.  Without those adjustments, royalties and fees, less initial franchise fees and equipment commissions were $1.5 million and $4.5 million for the three-month and nine-month periods ended September 30, 2012 and $1.5 million and $4.7 million for the respective three-month and nine-month periods ended September 30, 2013. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.  The Company has no material amount of past due royalties.

There were 1,847 franchises/licenses in operation on December 31, 2012 and 1,992 franchises/licenses in operation on September 30, 2013.  During the nine-month period ended September 30, 2013 there were 169 new outlets opened and 24 outlets closed.  In the ordinary course, grocery stores from time to time add products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013:

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$427,116	19,524,594	$.02
Less preferred stock dividends	24,682

Earnings per share - basic
Income available to common stockholders	402,434		.02

Effect of dilutive securities
Options		739,556
Convertible preferred stock	24,682

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$427,116	20,264,150	$.02

	Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,301,069	19,519,287	$.07
Less preferred stock dividends	74,047

Earnings per share - basic
Income available to common stockholders	1,227,022		.06

Effect of dilutive securities
Options		739,556
Convertible preferred stock	74,047

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$1,301,069	20,258,842	$.06

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2012:

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$401,572	19,506,886	$.02
Less preferred stock dividends	24,682

Earnings per share - basic
Income available to common stockholders	376,890		.02

Effect of dilutive securities
Options		197,438
Convertible preferred stock	24,682	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$401,572	20,070,990	$.02

	Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,108,774	19,491,274	$.06
Less preferred stock dividends	74,318

Earnings per share - basic
Income available to common stockholders	1,034,456		.05

Effect of dilutive securities
Options		197,438
Convertible preferred stock	74,318	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$1,108,774	20,055,378	$.06

Note 4:  Subsequent Events.

On October 31, 2013, the Company announced it intends to repurchase all outstanding shares of its Series B Preferred Stock (the “Series B Shares”) pursuant to a call provision contained in the terms of the Series B Shares. In accordance with the call provision, the Company may repurchase the Series B Shares at a price of $40 per share, or an aggregate of $825,000 for the 20,625 Series B Shares currently outstanding. The holders of the Series B Shares have been receiving a 12% dividend. Each Series B Share is convertible into the Company’s common stock at a conversion price of $2.25 per share. The outstanding Series B Shares are convertible into a total of 366,666 shares of common stock. The repurchase of the Series B Shares will therefore eliminate future dilution to the common shareholders by the amount of the shares of common stock that would have been issued upon conversion.

To finance the repurchase of the Series B Shares, the Company amended its existing term loan (the “Credit Agreement Amendment”) with BMO Harris Bank, N.A. (the “Bank”). The Credit Agreement Amendment extends the term of the Company’s existing $3.2 million loan to provide for repayment over 40 months in equal monthly payments of principal plus interest at the then current rate of LIBOR plus 4.00% per annum (currently 4.17%). The principal amount of the loan was increased by $825,000 for the purpose of repurchasing the Series B Shares. The additional principal amount is payable over 40 months in equal monthly payments of principal plus  interest at a variable rate equal to the then current rate of LIBOR plus 6.08% per annum (currently 6.25%). The Credit Agreement Amendment reduces the Company’s monthly debt payments. In addition, the Bank agreed to terminate a provision in the loan requiring the Company to make additional principal payments based on excess cash flow.

There are no other subsequent events that require recognition or disclosure beyond what is disclosed in this report.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997 and prior to 2013, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and  has awarded franchise and/or license agreements in all 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  Although from 2005 to 2007 the Company sold some franchises for its concepts in traditional restaurant locations, the Company is currently focusing all of its sales efforts on (1) franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. owns and operates the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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
●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which is delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza.  The take-n-bake pizza is offered as an add-on component for new and existing convenience stores under the existing franchise agreements, as an offering for grocery stores pursuant to a license agreement and as a stand-alone take-n-bake retail outlet under a franchise agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as in its standard pizza, with slight modifications to portioning for increased home baking performance.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  In late 2009, the Company introduced a take-n-bake pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores and an add-on component for new and existing convenience store franchisees or licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through October 30, 2013, the Company has signed license agreements for approximately 1,700 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,225 of those locations.  The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements. The Company has six “Signature Specialty Take-N-Bake Pizza” combinations in its current standard offerings.  These pizzas feature unique, fun combinations of ingredients with proven customer appeal in other Company venues, and include Hawaiian pizza, Four Cheese pizza, BBQ Pork pizza, BBQ Chicken pizza, Hoppin’ Jalapeno pizza and Parmesan Tomato pizza.  The Company’s strategy with these specialty pizzas is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products.

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

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 37 locations as of October 30, 2013.  The first stand-alone take-n-bake pizza location opened in October 2012 and, as of November 7, 2013, a total of 16 of these locations have been opened.  The remaining 21 locations are planned to open in the next few months.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza and SuperThin pizza, with a choice of three different types of sauce, and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include such items as fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several other prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems.

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

The Company’s Chairman and CEO is currently in the lead position at all of the Company’s trade shows across the country, which is the primary means for demonstrating  its product and system advantages to thousands of prospective non-traditional and grocery operators.  This focus has underscored the Company’s current, overriding orientation towards new revenue generation.

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

Business Operations

Distribution

Primarily all of the Company’s products are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce products that meet the Company’s specifications and to sell them to Company-approved distributors at prices negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 10 primary distributors strategically located throughout the United States.  The Company’s distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at prices fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy their products from one of the primary distributors and to distribute take-n-bake products to their grocery store customers who first must sign a license agreement with the Company.

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

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) purchase proprietary ingredients from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials.  Under the Company’s distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within 10 days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Royalties and fees	93.7%	94.1%	93.3%	93.9%
Administrative fees and other	0.3	.3	0.3	.2
Restaurant revenue	6.0	5.6	6.4	5.9
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and wages	13.6	13.9	13.4	13.4
Trade show expense	7.0	6.7	6.7	6.7
Travel expense	2.5	2.8	2.5	2.6
Other operating expense	9.2	10.0	9.3	9.6
Restaurant expenses	5.4	4.6	6.0	5.2
Depreciation and amortization	1.5	1.5	1.6	1.6
General and administrative	21.4	21.5	21.2	21.3
Total expenses	60.6	61.0	60.7	60.4
Operating income	39.4	39.0	39.3	39.6
Interest and other expense	3.3	2.5	6.4	2.6
Income before income taxes	36.1	36.5	32.9	37.0
Income tax expense	14.3	14.4	13.0	14.6
Net income	21.8%	22.1%	19.9%	22.4%

Results of Operations

Total revenue increased from $1.8 million to $1.9 million and from $5.6 million to $5.8 million for the respective three-month and nine-month periods ended September 30, 2013 compared to the corresponding periods in 2012.  However, revenues included an adjustment of $100,000 and $400,000 in the respective three-month and nine-month periods ended September 30, 2012 to increase the estimated net realizable value of receivables in the Heyser case for locations no longer operating.  Without the adjustment, revenue would have increased from $1.7 million and $5.2 million to $1.9 million and $5.8 million for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012, representing increases of 10.8% and 12.3% for the respective three-month and nine-month periods.  Franchise fees and equipment commissions (“upfront fees”) increased from $163,000 and $311,000 to $371,000 and $736,000 during the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  The reason for the increase was primarily from the sale of additional stand-alone take-n-bake franchises.  Royalties and fees, less upfront fees, decreased from $1.56 million and $4.89 million to $1.45 million and $4.72 million for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012, with the adjustment to receivables in the Heyser case referenced above.  However, without the adjustment related to the Heyser case, royalties and fees, less upfront fees, were $1.45 million and $4.72 million, compared to $1.46 million and $4.49 million for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  The breakdown of royalties and fees less upfront fees, for the respective three-month and nine-month periods ended September 30, 2013 and the corresponding periods in 2012 were:  royalties and fees from non-traditional franchises other than grocery stores were $1.0 million and $3.3 million and $1.0 million and $3.2 million; royalties and fees from the grocery store take-n-bake were $276,000 and $1.1 million and $350,000 and $1.0 million; royalties and fees from stand-alone take-n-bake franchises were  $87,000 and $164,000 and none; royalties and fees from traditional locations were $81,000 and $239,000 and $79,000 and $240,000, respectively, without the adjustment related to the Heyser case receivables.

Restaurant revenue was $109,000 and $338,000 for the three-month and nine-month periods ended September 30, 2013 compared to $111,000 and $359,000 for the three-month and nine-month periods ended September 30, 2012. The decreases were the result of same store sales decreases.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages increased to 13.9% from 13.6% for the three-month period ended September 30, 2013, compared the corresponding period in 2012 and remained constant at 13.4% for the nine-month periods ended September 30, 2013 and 2012.  Salaries and wages increased to $269,000 and $781,000 from $250,000 and $747,000 for the three-month and nine-month periods ended September 30, 2013 compared to the corresponding periods in 2012.

Trade show expenses remained approximately the same as a percentage of total revenue for both the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012.  Trade show expenses were $128,000 and $372,000 and $131,000 and $390,000, respectively, for the three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.

As a percentage of total revenue, travel expenses increased to 2.8% from 2.5% and to 2.6% from 2.5% for the three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  Travel expense increased to $54,000 from $46,000 and $154,000 from $141,000, respectively, for the three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.

As a percentage of total revenue, other operating expenses were 10.2% and 9.6% and 9.2% and 9.3%, respectively, for the three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  Operating expenses increased slightly for both periods in 2013 compared to the corresponding periods in 2012, primarily due to commission expense increases from the sale of franchises.

As a percentage of total revenue, restaurant expenses decreased to 4.6% from 5.4% and 5.2% from 6.0% for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  These percentage decreases were partially the result of a decrease in restaurant revenue as a percentage of total revenue and partially the result of more tightly controlling restaurant expenses.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses increased to 21.5% from 21.4% and 21.3% from 21.2% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012.  The slight increase in general and administrative expenses was primarily the result of engaging an investor relations advisor in 2013 whereas the Company did not have one in 2012, plus an increase in group insurance cost.

As a percentage of total revenue, total expenses increased to 61.0% from 60.6% for the three-month period ended September 30, 2013, compared to the corresponding period in 2012, and total expenses decreased to 60.4% from 60.7% for the nine-month period ended September 30, 2013, compared to the corresponding period in 2012.  These decreases were the result of revenue increases partially offset by a small increase in actual expenses.

As a percentage of total revenue, operating income decreased to 39.0% from 39.4% for the three- month period ended September 30, 2013, compared to the corresponding period in 2012, and increased to 39.6% from 39.3% for the nine-month period ended September 30, 2013, compared to the corresponding period in 2012.  Without the adjustment for valuation of receivables in the Heyser case, as discussed previously, operating income as a percentage of total revenue would have increased to 39.0% and 39.6% from 35.9% and 34.6%, respectively.  This was a result of the Company’s strategy to increase revenue while maintaining relatively stable operating expenses.

Interest expense as a percentage of total revenue decreased to 2.5% and 2.6% from 3.3% and 6.4% for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  Actual interest expense decreased from $61,000 and $356,000 to $47,000 and $151,000 for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  The primary reason for the decreases in interest expense was the refinancing of the Company’s borrowings with a new bank loan in May 2012.

Net income increased to $427,000 and $1.3 million from $402,000 and $1.1 million for the respective three-month and nine-month periods ended September 30, 2013, compared to the corresponding periods in 2012.  The increases in net income were a result of the Company’s strategy to increase revenue while maintaining total expenses relatively stable and the decreased interest cost as a result of refinancing the Company’s debt in May 2012.

Liquidity and Capital Resources

The Company’s current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations.  This strategy is intended to not require any significant increase in expenses.  The Company continues to focus on the development of the take-n-bake program, which it has been distributing through grocery stores for nearly four years, and the Company also created a stand-alone take-n-bake program for an added revenue growth opportunity.  The Company has signed agreements for 37 such locations, the first of which opened in October 2012 and, as of November 7, 2013, a total of 16 such locations have been opened.  The remaining 21 locations are expected to open in the next few months.  The Company expects that the revenue from stand-alone take-n-bake franchises will continue to increase as locations that have already been signed continue to open.  In addition, the Company currently has a considerable backlog of additional prospects for the stand-alone take-n-bake franchise.  The strategy is to continue franchising the stand-alone take-n-bake retail outlets, which the Company believes can be done within its existing overhead structure.  Additionally, the Company does not operate any restaurants except for two locations for testing and demonstration purposes.  This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company’s current ratio was 2.8-to-1 as of September 30, 2013 compared to 2.1-to-1 as of December 31, 2012.  This improvement was the result of net income.

The Company expects to purchase all of the outstanding shares of Series B Preferred Stock (the “Series B Shares”), financed by the restructuring of the Company’s existing bank term loan.  The bank extended the existing term loan with a principal balance of $3.2 million to be repaid over 40 months in equal monthly payments of principal in the amount of $80,700 plus interest at the existing London Interbank Offered Rate (“LIBOR”) plus 4.00% per annum (currently 4.17%).  In addition, the bank loaned the Company an additional $825,000 for the purpose of purchasing the Series B Shares to be repaid over 40 months in equal monthly payments of principal in the amount of $20,600 plus interest at a variable rate of LIBOR plus 6.08% per annum (“currently 6.25%”).  The combined principal payments on the two notes will be $101,300 per month compared to $104,200 on the previous term loan.  In addition, the bank agreed to cancel the provision in the previous term loan providing for additional principal payments based on excess cash flow, as was defined in the agreement.

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

Since the Company determined not to sell the two locations used primarily for testing and demonstration purposes at this time, the assets on the December 31, 2012 Balance Sheet classified as assets held for re-sale were moved into property and equipment.

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

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2013, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.3 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.00% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $38,800 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 7, 2013	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
(Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
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

10.1	First Amendment to Credit Agreement with BMO Harris, Bank, N.A. dated October 31, 2013 filed herewith.

10.2	Promissory Note (Term Loan) to BMO Harris Bank, N.A. dated October 31, 2013 filed herewith.

10.3	Promissory Note (Term Loan II) to BMO Harris Bank, N.A. dated October 31, 2013 filed herewith.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-14(a).

32.1	C.E.O. and C.F.O. Certification under Section 1350.

101	Interactive Financial Data.