Form 10-K
period 2013-12-31
NOBLE ROMANS INC
filed 2014-03-12
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark one)
 ☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2013.
 ☐Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          for the transition period from ____ to____.

 Commission file number 0-11104

NOBLE ROMAN'S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 One Virginia Avenue, Suite 300
 Indianapolis, Indiana  46204
(Address of principal executive offices)

Registrant's telephone number, including area code:  (317) 634-3377
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
Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐ (do not check if a smaller reporting company)   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was $11.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  19,801,087 shares of common stock as of March 7, 2014.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN'S, INC.
FORM 10-K
Year Ended December 31, 2013
Table of Contents

Item # in Form 10-K	Page

PART I

1.	Business	4
1A.	Risk Factors	11
1B.	Unresolved Staff Comments	13
2.	Properties	13
3.	Legal Proceedings	14
4.	Mine Safety Disclosures	14

	PART II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	16
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
7A.	Quantitative and Qualitative Disclosures About Market Risk	24
8.	Financial Statements and Supplementary Data	25
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
9A.	Controls and Procedures	39
9B.	Other Information	40

	PART III
10.	Directors, Executive Officers and Corporate Governance	40
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
13.	Certain Relationships and Related Transactions, and Director Independence	41
14.	Principal Accounting Fees and Services	41
	PART IV
15.	Exhibits, Financial Statement Schedules	41

PART 1

ITEM 1.  BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  Although from 2005 to 2007 the Company sold some franchises for its concepts to operate in traditional restaurant locations, the Company now currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. is the owner and operator of the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

Products & Systems

The Company’s non-traditional franchises provide high-quality products, simple operating systems, labor minimizing operations and attractive food costs.

Noble Roman’s Pizza

The hallmark of Noble Roman’s Pizza is “Superior quality that our customers can taste.”  Every ingredient and process has been designed with a view to produce superior results.

●	Crust made with only specially milled flour (except for its gluten-free crust) with above average protein and yeast.
●	Fresh packed, uncondensed-never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
●	100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
●	100% real meat toppings, with no additives or extenders – a distinction compared to many pizza concepts.
●	Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
●	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as the centerpiece of the Company’s stand-alone take-n-bake retail outlet concept.  The Company offers the take-n-bake program in grocery stores as a license agreement rather than a franchise agreement.  The stand-alone take-n-bake pizza  is offered under a franchise agreement.  In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement.  The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for enhanced home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items.  Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu.  The franchise fee and ongoing royalty for a Tuscano’s is identical to that charged for a Noble Roman’s Pizza franchise.  The Company awards Tuscano’s franchises in the same facilities as Noble Roman’s Pizza franchises.    Noble Roman’s has developed a grab-n-go service system for a selected portion of the Tuscano’s menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman’s Pizza locations.

Business Strategy

The Company’s business strategy includes the following principal elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location.  Non-traditional franchises/licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.

As a result of the Company’s major focus on non-traditional franchising/licensing, franchising stand-alone take-n-bake retail outlets and licensing take-n-bake pizzas for grocery stores, its requirements for overhead and operating costs are significantly less than if it were focusing on traditional franchising.  In addition, the Company does not operate restaurants except for two restaurants it uses for product testing, demonstration and training purposes.  This allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009 through March 7, 2014, the Company has signed agreements for approximately 1,775 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in approximately 1,300 of those locations.  The Company is currently in discussions with several grocery store operators for numerous  locations for additional take-n-bake license agreements.

Just recently, the Company re-designed its packaging for the 12” take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped 14” pizzas (designed as value appeal to the customers) presented in the same packaging design and added a new gluten-free pizza.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 55 locations as of March 7, 2014.  The first stand-alone take-n-bake pizza location opened  in October 2012 and now there have been a total of 22 locations opened.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems.  In addition, the Company demonstrates the  Noble Roman’s stand-alone Take-N-Bake Pizza concept in select franchise shows.

2.  Leverage the results of research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations.  The Company will continue to make these investments the focal point in its marketing process.  The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s strategic attributes and growth potential.  Every ingredient and process was designed with a view to producing superior results.  The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

For example, in convenience stores and travel plazas, at competitive retail prices, gross margins on Noble Roman’s products, after cost of product and royalty, can range from approximately 60% to 68%.  The Company believes it maintains a competitive advantage in product cost by using carefully selected, independent third-party manufacturers and independent third-party distributors.  This allows the Company  to contract for production of proprietary products and services with highly efficient suppliers that have the potential of keeping costs low compared to many competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

3.  Aggressively communicate the Company’s competitive advantages to its target market of potential franchisees and licensees.

The Company utilizes the following methods of reaching potential franchisees and licensees and to communicate its product and system advantages:  (1) calling from both acquired and in-house prospect lists; (2) frequent direct mail campaigns to targeted prospects; (3) web-based lead capturing; (4) live demonstrations at trade and food shows; and (5) in the case of prospects for the stand-alone take-n-bake outlets, requiring visits to the Company headquarters to meet management and to sample the products.  In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize.  There is no substitute for actually tasting the difference in a product’s quality to demonstrate the advantages of the Company’s products.  The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that such shows offer opportunities for fruitful lead generation.

The Company’s Chairman and CEO has assumed the lead position at all of the Company’s trade shows across the country, which is the primary means for demonstrating  its product and system advantages to thousands of prospective non-traditional and grocery operators.  This focus by the Company’s CEO has underscored the Company’s current, overriding orientation towards new revenue generation.

Business Operations

Distribution

Primarily all of the Company’s products are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce products meeting the Company’s specifications and to sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with 11 primary distributors strategically located throughout the United States.  The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution area for weekly deliveries to the franchisee/licensee locations plus the grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer, under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy their products from one of the primary distributors and to distribute take-n-bake products to their grocery store customers.

Franchising

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

Franchise	Non-Traditional, except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$6,000	$10,000	$15,000
Tuscano’s Subs	$6,000	$10,000	$15,000
Noble Roman’s & Tuscano’s	$10,000	$18,000	$18,000
Noble Roman’s Stand-Alone Take-N-Bake	-	-	$15,000

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

Competition

The restaurant industry in general is very competitive with respect to convenience, price, product quality and service.  In addition, the Company competes for franchise and license sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements.  Actions by one or more of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses, maintain and renew existing franchises or licenses, or sell its products.  Many of the Company’s competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise and license segment of the restaurant industry, management has identified what it believes to be certain competitive advantages for the Company.  First, some of the Company’s competitors in the non-traditional segment are also large chains operating thousands of franchised, traditional restaurants.  Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees.  The Company is not faced with any significant geographic restrictions in this regard.

Most of the Company’s competitors in the non-traditional segment were established with little or no organizational history in owning and operating traditional foodservice locations.  This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees or licensees who, by the nature of the segment, often have little exposure to foodservice operations themselves.  The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

Seasonality of Sales

Direct sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods.  Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year.  The Company’s sales of take-n-bake pizza in grocery stores are typically slower during the summer months, especially when the weather is hot.  Additionally, adverse winter weather conditions, compared to the norm for the various regions of the country, adversely affect franchisee’s/licensee’s sales, which in turn affects Company royalties.

Employees

As of March 7, 2014, the Company employed approximately 23 persons full-time and 11 persons on a part-time, hourly basis, of which 21 of the full-time employees are employed in sales and service of the franchise/license units and two of the full-time employees and the 11 employed on a part-time basis manage and work at the two Company locations.  No employees are covered under collective bargaining agreements, and the Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks.  Many of these, including NOBLE ROMAN’S ®, Noble Roman's Pizza®, THE BETTER PIZZA PEOPLE ® and Tuscano’s Italian Style Subs®, are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments.  The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations.  In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature.

The Company is subject to regulation by the Federal Trade Commission (“FTC”) and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects.  State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

Executive Officers of the Company

Chief Executive Officer and Chairman of the Board - Paul W. Mobley* has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991 and a Director since 1974.  Mr. Mobley was President of the Company from 1981 to 1997.  From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby’s franchise restaurants.  From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as Senior Vice President.  He is the father of A. Scott Mobley.  Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

Chief Operating Officer, President, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since January 1992 and Secretary since February 1993.  Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company.  Prior to joining the Company, Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company.  Mr. Mobley has a B.S. in Business Administration from Georgetown University and an MBA from Indiana University.  He is the son of Paul W. Mobley.

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

*Each of Messieurs Paul W. Mobley, A. Scott Mobley and Troy Branson are “executive officers” of the Company for purposes of the Securities Exchange Act of 1934, as amended.

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

ITEM 1A.   RISK FACTORS

All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control, and any one or a combination of which could materially affect its results of operations. Important factors that could cause actual results to differ materially from the Company’s expectations are discussed below. Prospective investors should carefully consider these factors before investing in our securities as well as the information set forth under “Forward-Looking Statements” in Item 7 of this report. These risks and uncertainties include:

Competition from larger companies.

The Company competes for franchise and license sales with large national companies and numerous regional and local companies.  Many of its competitors have greater financial and other resources than the Company.  The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service.  In addition, the Company competes for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements.  Activities of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or operating results of the Company’s system.  Unlike the other non-traditional agreements, the take-n-bake license agreements with grocery stores are not for any specified period of time and, therefore, grocery stores could discontinue offering the take-n-bake pizza or other retail items at any time.  As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

The Company’s primary growth strategy includes selling new franchises or licenses for non-traditional locations and stand-alone take-n-bake pizza retail outlets.  The opening and success of new locations will depend upon various factors, which include:  (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the ability of the franchisees and licensees to operate their locations effectively; (3) their ability to comply with applicable regulatory requirements; and (4) the effect of competition and general economic and business conditions including food and labor costs.  Many of the foregoing factors are not within the Company’s control.  There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional or stand-alone take-n-bake locations.

Dependence on success of franchisees and  licensees.

Most of the Company’s earnings comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees. The

Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation.  Current initiatives raise the Federal minimum wage could have an adverse financial affect on our franchisees or licensees by increasing their labor cost, however this is somewhat mitigated by the low labor requirements of the Company’s concepts.

Dependence on consumer preferences and perceptions.

The restaurant industry and the retail food industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.  The Company can be substantially adversely affected by publicity resulting from food quality, illness, injury, other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.

Interruptions in supply or delivery of food products.

Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients.  In addition, factors such as inflation, market conditions for cheese, wheat, meats, paper and labor may also adversely affect the franchisees and licensees and, as a result, can adversely affect the Company’s ability to add new franchised or licensed locations.

Dependence on key executives.

The Company’s business has been and will continue to be dependent upon the efforts and abilities of its executive staff generally, and particularly Paul Mobley, our Chairman, Chief Executive Officer and Chief Financial Officer, and A. Scott Mobley, our President and Chief Operating Officer.  The loss of either of their services could have a material adverse effect on the Company.

Indiana law with regard to purchases of our stock.

Certain provisions of Indiana law applicable to the Company could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of its common stock.  These provisions include prohibitions against certain business combinations with persons or groups of persons that become “interested shareholders” (persons or groups of persons who are beneficial owners of shares with voting power equal to 10% or more) unless the board of directors approves either the business combination or the acquisition of stock before the person becomes an “interested shareholder.”

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

Each franchise location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third- party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

Inapplicability of corporate governance standards that apply to companies listed on a national exchange.

Our stock is quoted on the OTC Bulletin Board, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies.  These requirements include:  (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans.  As a result, quotation of our stock on the OTC Bulletin Board limits the liquidity and price of our stock more than if our stock was quoted or listed on a national exchange. There is no assurance that the Company’s stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana.  The lease for this property expires in March 2015.

The Company also leases space for a Company-owned, dual-branded, restaurant in Indianapolis, Indiana which is used as a demonstration and test restaurant.  The lease for this property expires December 31, 2015.  The Company has the option to extend the term of this lease for one additional five-year period.

The Company leases space for operating an additional dual-branded restaurant in Indianapolis, Indiana.  The lease for this property expires in April 2016.  The Company has the option to extend the term of this lease for one additional five-year period.  This lease also provides for the Company to assign the lease to a franchisee if and when it is franchised.

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in various litigation relating to claims arising out of its normal business operations.

Currently, the Company has no material litigation pending against it.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

The Company's common stock is included on the Nasdaq “OTC Bulletin Board” and trades under the symbol “NROM”.

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2012		2013
Quarter Ended:	High	Low	High	Low
March 31	$.80	$.50	$1.07	$.72
June 30	$.65	$.51	$1.17	$.78
September 30	$.79	$.61	$1.71	$1.22
December 31	$.82	$.63	$1.99	$1.40

Holders of Record

As of March 7, 2014, there were approximately 277 holders of record of the Company’s common stock.  This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock.  The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,457,500	$.95	(1)
Total	3,457,500	$.95	(1)

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

ITEM 6.  SELECTED FINANCIAL DATA    (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2009	2010	2011	2012	2013
Royalties and fees	$6,949	$6,726	$6,814	$6,824	$7,083
Administrative fees and other	64	40	44	20	24
Restaurant revenue	537	505	518	456	421
Total revenue	7,550	7,271	7,376	7,300	7,528
Operating expenses	2,247	2,150	2,202	2,348	2,527
Restaurant operating expenses	497	502	508	427	391
Depreciation and amortization	79	66	124	116	114
General and administrative	1,485	1,610	1,620	1,594	1,647
Operating income	3,242	2,943	2,922	2,815	2,849
Interest and other	467	441	390	413	201
Adjust valuation of receivables - Heyser Case	-	-	-	500	1,208
Income before income taxes from continuing operations	2,775	2,502	2,532	1,902	1,440
Income taxes	1,099	991	1,003	753	569
Net income from continuing operations	1,676	1,511	1,529	1,149	871
Loss from discontinued operations	-	(1,201)	(710)	(525)	(780)
Net income	$1,676	$310	$819	$624	$91
Cumulative preferred dividends	66	91	99	99	99
Net income (loss) available to common stockholders	$1,610	$219	$720	$525	$(8)
Weighted average number of common shares	19,412	19,415	19,458	19,498	19,533
Net income per share from continuing operations	$.09	$.08	$.08	$.06	$.05
Net income per share	.09	.02	.04	.03	.01
Net income per share available to common stockholders	$.08	$.01	$.04	$.03	$-

	Year Ended December 31,
Balance Sheet Data:	2009	2010	2011	2012	2013
Working capital (deficit)	$1,517	$927	$(852)	$1,964	$1,451
Total assets	16,683	16,895	17,224	17,161	16,374
Long-term obligations, net of current portion	4,125	3,481	1,256	3,021	2,635
Stockholders' equity	$10,623	$10,885	$11,728	$12,379	$11,703

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, Dominican Republic and Canada.

There were 1,847 franchised or licensed outlets in operation on December 31, 2012 and 2,029 on December 31, 2013.  During that twelve-month period, there were 211 new franchised or licensed outlets opened and 29 franchised outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them.  Therefore, it is unknown how many grocery store licenses have left the system.

As discussed in Note 1 of the notes to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables.  At December 31, 2012 and 2013 the Company reported net accounts receivable of $3.99 million and $3.43 million, respectively, which were net of allowances of $263,000 to reflect the amount the Company expects to realize for the receivables.  The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected.  The Company has provided an accrual for estimated future expense related to its discontinued operations in the amount of $160,706 as of December 31, 2012 and $122,797 as of December 31, 2013, which was primarily to provide settlement, rent and tax costs relating to the restaurant that was closed in conjunction with the business activity discontinued in 1999, as discussed in Note 9 to the financial statements.  The Company, at December 31, 2012 and December 31, 2013, had a deferred tax asset on its balance sheet totaling $10.639 million and $10.582 million, respectively.  After reviewing expected results from the Company’s current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, which expire between 2018 and 2033.

Financial Summary

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.  The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax asset, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company’s products or changes in the business climate that affect the recovery of recorded values.  If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

         Condensed Consolidated Statement of Operations Data
     Noble Roman's, Inc. and Subsidiaries

	Years Ended December 31,
	2011		2012		2013
Royalties and fees	$6,813,946	92.4%	$6,823,811	93.5%	$7,082,548	94.1%
Administrative fees and other	44,448	.6	19,872	.3	24,138	.3
Restaurant revenue	517,679	7.0	456,449	6.2	420,753	5.6
Total revenue	7,376,073	100.0	7,300,132	100.0	7,527,439	100.0

Franchise-related operating expenses:
Salaries and wages	970,966	13.2	979,447	13.4	1,056,790	14.0
Trade show expense	351,907	4.8	498,951	6.8	514,570	6.8
Travel expense	191,695	2.6	183,316	2.5	207,572	2.8
Other operating expense	687,519	9.3	685,836	9.4	747,914	9.9
Restaurant expenses	507,838	6.9	427,127	5.9	390,507	5.2
Depreciation	124,009	1.6	116,287	1.6	113,607	1.5
General and administrative	1,619,778	22.0	1,593,646	21.8	1,646,993	21.9
Total Expenses	4,453,712	60.4	4,484,610	61.3	4,677,953	62.1
Operating income	2,922,361	39.6	2,815,522	38.6	2,849,486	37.9

Interest and other expense	390,858	5.3	413,334	5.7	201,381	2.7
Adjust valuation of receivables – Heyser Case	-	-	500,000	6.8	1,208,162	16.0

Income before income taxes	2,531,504	34.3	1,902,188	26.1	1,439,943	19.2
Income taxes	1,002,730	13.7	753,457	10.3	568,406	7.6
Net income from continuing operations	$1,528,774	20.6%	$1,148,731	15.8%	$871,537	11.6%

2013 Compared to 2012

Total revenue increased from $7.3 million to $7.5 million in 2013 compared to 2012, and remained approximately the same at $1.7 million in for the fourth quarter of 2013 compared to the corresponding period in 2012.  However, revenues in 2012 included an adjustment of $400,000 to increase the estimated net realizable value of receivables in the Heyser case for locations no longer operating.  Without the adjustment, revenue would have increased from $6.9 million to $7.5 million in 2013 compared to 2012, representing an increase of 9.1%.  Franchise fees and equipment commissions (“upfront fees”) increased from $374,000 to $883,000 and from $63,000 to $147,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  The reason for the increases was primarily from the sale of stand-alone take-n-bake franchises.  Royalties and fees, less upfront fees, increased from $6.0 million to $6.2 million and decreased from $1.6 million to $1.5 million, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012 without the adjustment to receivables in the Heyser case referenced above.  The breakdown of royalties and fees less upfront fees were:  royalties and fees from non-traditional franchises other than grocery stores were $4.3 million and $4.4 million for the year 2013 compared to 2012; royalties and fees from the grocery store take-n-bake were approximately $1.3 million for both years; royalties and fees from stand-alone take-n-bake franchises were  $310,000 in 2013 and $10,000 in 2012; and royalties and fees from traditional locations were $313,000 in 2013 compared to $307,000 in 2012, without the adjustment related to the Heyser case receivables.  The breakdown of royalties and fees less upfront fees were $1.5 million for the fourth quarter of 2013 compared to $1.6 million for the corresponding period in 2012; royalties and fees from grocery store take-n-bake were $257,000 in the fourth quarter of 2013 compared to $313,000 for the corresponding period in 2012; royalties and fees from the stand-alone take-n-bake franchises were $146,000 in the fourth quarter of 2013 compared to $10,000 for the corresponding period in 2012; and royalties and fees from traditional locations were $74,000 for the fourth quarter of 2013 compared to $67,000 for the corresponding period in 2012.  Included in revenue is $192,000 from non-traditional units no longer operating.

Restaurant revenue was $421,000 compared to $456,000 and $83,000 compared to $98,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012. The decreases were the result of same store sales decreases.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages increased from 13.4% to 14.0% and from 13.5% to 16.1%, respectively, for the year and quarter ended December 31, 2013 compared to the corresonding periods in 2012.   Salaries and wages increased from $979,000 to $1.1 million and from $232,000 to $276,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.

Trade show expenses remained approximately the same as a percentage of total revenue at 6.8% for 2013 compared to 2012, and decreased from 7.3% to 7.2% for the quarter ended December 31, 2013 compared to the corresponding period in 2012.  Trade show expenses increased to $515,000 for 2013 compared to $499,000 in 2012, and decreased to $124,000 for the fourth quarter of 2013 compared to $126,000 for the corresponding period in 2012.

As a percentage of total revenue, travel expenses increased from 2.5% to 2.8% and from 2.5% to 3.1%, respectively, for the year and quarter ended December 31, 2013 compared to corresponding periods in 2012.  Travel expense increased from $183,000 to $208,000 and from $43,000 to $54,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.

As a percentage of total revenue, other operating expenses increased from 9.4% to 9.9% and from 9.6% to 11.0% , respectively, for the year and quarter ended December 31, 2013 compared to corresponding periods in 2012.  Operating expenses increased from $686,000 to $748,000 and from $165,000 to $188,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.

As a percentage of total revenue, restaurant expenses decreased from 5.9% to 5.2% and from 5.5% to 5.0%, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  These percentage decreases were partially the result of a decrease in restaurant revenue as a percentage of total revenue and partially the result of more tightly controlling restaurant expenses.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses increased from 21.8% to 21.9% and from 23.8% to 24.0%, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  The slight increase in general and administrative expenses was primarily the result of engaging an investor relations advisor in 2013 whereas the Company did not have one in 2012, plus an increase in group insurance cost.

As a percentage of total revenue, total expenses increased from 61.3% to 62.1% and from 63.9% to 68.1%, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.

As a percentage of total revenue, operating income decreased from 38.6% to 37.9% and from 36.1% to 31.9%, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.

Interest expense as a percentage of total revenue decreased from 5.7% to 2.7% and from 3.3% to 3.0%, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  Interest expense decreased from $413,000 to $201,000 and from $58,000 to $51,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  The primary reasons for the decreases in interest expense were the refinancing of the Company’s borrowings with a new bank loan in May 2012 and the continued amortization of the principal balance of loans outstanding.

The reduction of estimated net realizable value of the Company’s counterclaims in the Heyser case was $500,000 in 2012 and $1.1 million in 2013.  This reduced the carrying value of those counterclaims to the amount of the judgment received in February 2014.

Net income before taxes from continuing operations was $1.4 million in 2013 compared to $1.9 million in 2012.  The decrease in net income before taxes from continuing operations was primarily the result of the reduction in net realizable value of the Company’s counterclaims in the Heyser case and a small increase in total expenses which was partially offset by a decrease in interest expense, and an increase in total revenue.  Without the reduction of net realizable value of the Company’s counterclaims in the Heyser case in both 2012 and 2013, net income before taxes from continuing operations would have increased to $2.5 million in 2013 from $2.4 million in 2012.

The Company reported a net loss on discontinued operations of $780,000 in 2013.  This consisted of $178,000 in legal and settlement costs through the end of the lease relating to a restaurant closed in conjunction with the business activity discontinued in 1999, as discussed in the footnotes to the financial statements included in Item 8 of this report.  In addition, the Company incurred $147,000 for legal and other costs of its lawsuit related to the operations discontinued in 2008, and wrote off $257,000 in receivables and $199,000 in outdated marketing materials and other costs, all related to the operations discontinued in 2008.

The Company paid dividends on its outstanding Series B Preferred Stock of approximately $99,000 in both 2013 and 2012.  That Series B Preferred Stock was redeemed by the Company in October 2013, therefore the Company will not have any dividends in 2014.

2012 Compared to 2011

Total revenue decreased from $7.38 million in 2011 to $7.30 million in 2012.  One-time fees, franchisee fees and equipment commissions (“upfront fees”) increased from $255,000 in 2011 to $374,000 in 2012.  Royalties and fees decreased from $6.56 million in 2011 to $6.45 million in 2012.  The breakdown of royalties and fees, less upfront fees, were:  royalties and fees from non-traditional franchises other than grocery stores were  $4.02 million in 2011 and $4.38 million in 2012; fees from the grocery store take-n-bake were $1.17 million in 2011 and $1.37 million in 2012; and royalties and fees from traditional locations were $1.37 million in 2011 and $707,000 in 2012.  Included in royalties and fees from traditional locations were $1.02 million in 2011 and $400,000 in 2012 for royalties and fees recognized as collectible from traditional locations which are no longer operating.

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

Impact of Inflation

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee.  The commodity prices, primarily cheese and meats, were at normal levels, near the ten-year average, in 2009; however, commodity prices increased dramatically in the last half of 2010 and into 2011 until near the end of 2011.  During the first portion of 2012, commodity prices stabilized and cheese prices, which make up the single largest cost of a pizza, had returned to near the ten-year average.  However, cheese prices increased in 2013 and reached an all time record high in January 2014 and remains at nearly record high.  This is believed to be the result of extreme weather conditions in the upper Midwest, which has caused milk production to decline, and milk production in China has declined resulting in more milk imports from the United States.  Labor cost has remained relatively constant in the past two years and, in addition, any labor cost increase in the future for our franchisees will be mitigated by the relatively low labor requirements of the Company’s franchise concepts.

Liquidity and Capital Resources

The Company’s current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and other retail products, and franchising stand-alone take-n-bake locations.  This strategy is intended to not require any significant increase in expenses.  The Company does not operate, and does not intend to operate in the future, any restaurants except for two locations for testing and demonstration purposes.  This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company’s current ratio was 1.7-to-1 as of December 31, 2013 compared to 2.1-to-1 as of December 31, 2012.

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing bank indebtedness and borrowing from an officer of the Company.  On October 31, 2013, the Company entered into a First Amendment to the Credit Agreement (“Amendment”) with BMO Harris Bank, N.A.   The Amendment maintains the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remain the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The Amendment also provided for a new term loan II in the original amount of $825,000 requiring  monthly principal payments of approximately $20,600 per month commencing on November 15, 2013 and continuing thereafter until the final payment on February 15, 2017.  The term loan II provides for interest on the unpaid principal balance  to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.  The Company’s cash flow projections are based on the Company’s strategy of focusing on growth in non-traditional venues, growth in the number of grocery store locations licensed to sell the take-n-bake pizza and the anticipated growth from franchising stand-alone take-n-bake locations.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt	$3,851,458	$1,216,250	$2,432,500	$202,708
Operating leases	381,642	238,795	142,848	-
Total	$4,233,100	$1,455,045	$2,575,348	$202,708

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including stand-alone take-n-bake locations, general economic conditions and other factors including, but not limited to,  changes in demand for the Company’s products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” above in this annual report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2013, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.85 million.  The Company’s current borrowings are at a variable rate tied to the London Interbank Offered Rate (“LIBOR”) plus 4% per annum on $3.07 million and LIBOR plus 6.08% on $784,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $33,550 over the succeeding twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2012	2013
Current assets:
Cash	$144,354	$157,787
Accounts receivable - net	1,080,362	1,268,788
Inventories	460,839	337,822
Assets held for resale	259,579	-
Prepaid expenses	379,669	472,065
Deferred tax asset - current portion	1,400,000	1,250,000
Total current assets	3,724,803	3,486,462

Property and equipment:
Equipment	1,166,103	1,361,205
Leasehold improvements	12,283	88,718
	1,178,386	1,449,923
Less accumulated depreciation and amortization	905,376	962,502
Net property and equipment	273,010	487,421
Deferred tax asset (net of current portion)	9,238,536	9,332,024
Other assets including long-term portion of accounts receivable - net	3,924,404	3,067,754
Total assets	$17,160,753	$16,373,661
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,250,000	$1,216,250
Accounts payable and accrued expenses	510,710	818,803
Total current liabilities	1,760,710	2,035,053

Long-term obligations:
Notes payable to bank (net of current portion)	3,020,833	2,635,208
Total long-term liabilities	3,020,833	2,635,208

Stockholders’ equity:
Common stock – no par value (25,000,000 shares authorized, 19,516,589 issued and outstanding as of December 31, 2012 and 19,585,089 as of December 31, 2013)	23,366,058	23,498,401
Preferred stock (5,000,000 shares authorized, 20,625 issued and outstanding as of December 31, 2012 and none outstanding as of December 31, 2013)	800,250	-
Accumulated deficit	(11,787,098)	(11,795,001)
Total stockholders’ equity	12,379,210	11,703,400
Total liabilities and stockholders’ equity	$17,160,753	$16,373,661

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2011	2012	2013
Royalties and fees	$6,813,946	$6,823,811	$7,082,548
Administrative fees and other	44,448	19,872	24,138
Restaurant revenue	517,679	456,449	420,753
Total revenue	7,376,073	7,300,132	7,527,439

Operating expenses:
Salaries and wages	970,966	979,447	1,056,790
Trade show expense	351,907	498,951	514,570
Travel expense	191,695	183,316	207,572
Other operating expenses	687,519	685,836	747,914
Restaurant expenses	507,838	427,127	390,507
Depreciation and amortization	124,009	116,287	113,607
General and administrative	1,619,778	1,593,646	1,646,993
Total expenses	4,453,712	4,484,610	4,677,953
Operating income	2,922,361	2,815,522	2,849,486

Interest and other expense	390,858	413,334	201,381
Adjust valuation of receivables – Heyser case	-	500,000	1,108,162
Income before income taxes from continuing operations	2,531,503	1,902,188	1,539,943
Income tax expense	1,002,729	753,457	608,406
Net income from continuing operations	1,528,774	1,148,731	931,537

Loss from discontinued operations net of tax benefit of $465,570 for 2011, $344,079 for 2012 and $511,893 for 2013	(709,816)	(524,588)	(780,440)
Net income	818,958	624,143	151,097
Cumulative preferred dividends	99,000	99,271	99,000
Net income available to common stockholders	$719,958	$524,872	$52,097
Earnings per share - basic:
Net income from continuing operations	$.08	$.06	$.05
Net loss from discontinued operations net of tax benefit	$(.04)	$(.03)	$(.04)
Net income	$.04	$.03	$.01
Net income available to common stockholders	$.04	$.03	$.01
Weighted average number of common shares outstanding	19,457,810	19,497,638	19,533,201

Diluted earnings per share:
Net income from continuing operations	$.08	$.06	$.05
Net loss from discontinued operations net of tax benefit	$(.04)	$(.03)	$(.04)
Net income	$.04	$.03	$.01
Weighted average number of common shares outstanding	20,112,278	20,077,910	20,0472,908

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

		Common Stock
	Preferred Stock	Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2010	$800,250	19,419,317	$23,116,317	$(13,031,928)	$10,884,639

2011 net income				818,958	818,958

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			105,659		105,659

Exercise of employee stock options		50,000	18,000		18,000
Balance at December 31, 2011	$800,250	19,469,317	$23,239,976	$(12,311,970)	$11,728,256

2012 net income				624,143	624,143

Cumulative preferred dividends				(99,271)	(99,271)

Amortization of value of stock options			107,882		107,882

Exercise of employee stock options		47,272	18,200		18,200
Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

2013 net income				191,097	191,097

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			117,118		117,118

Redeemed preferred stock	(800,250)				(800,250)

Issurance cost of preferred stock			(24,750)		(24,750)

Exercise of employee stock options		68,500	39,975		39,975
Balance at December 31, 2013	$-	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2011	2012	2013
Net income	$818,958	$624,143	$191,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,937	192,012	174,241
Non-cash expense from reducing valuation of receivables	-	-	1,208,162
Deferred income taxes	1,002,729	753,457	568,406
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	19,711	(195,553)	(288,425)
Inventories	(21,534)	(122,392)	123,018
Prepaid expenses	(42,940)	(100,950)	(92,397)
Other assets	(849,910)	147,902	(370,133)
Increase in:
Accounts payable and accrued expenses	10,736	205,946	308,093
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,236,687	1,504,565	1,722,062

INVESTING ACTIVITIES
Purchase of property and equipment	(8,059)	(18,994)	(11,958)
Assets held for resale	(6,274)	(7,027)	-
NET CASH USED BY INVESTING ACTIVITIES	(14,333)	(26,021)	(11,958)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(99,000)	(99,271)	(99,000)
Payment of principal on outstanding under prior bank loan	(925,000)	(3,575,000)	-
Payment of principal officer loan	-	(1,255,821)	-
Payment of principal outstanding on bank loan	-	(729,167)	(1,244,375)
Redemption of all preferred stock outstanding	-	-	(825,000)
Payment of alternative minimum tax	-	(34,515)	-
Payment received on long-term note receivable	33,417	-	-
Payment of loan modification cost	(43,703)	-	-
Proceeds of loan from officer	400,000	-	-
Proceeds from new bank loan net of closing costs	-	4,812,457	821,454
Proceeds from the exercise of stock options	18,000	18,200	39,975

NET CASH USED BY FINANCING ACTIVITIES	(616,286)	(863,117)	(1,306,946)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(709,816)	(704,369)	(389,725)

Increase (decrease) in cash	(103,748)	(88,942)	13,433
Cash at beginning of year	337,044	233,296	144,354
Cash at end of year	$233,296	$144,354	$157,787

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2012, an option to purchase 20,000 shares at $.55 was exercised pursuant to the cashless exercise provision of the option and the holder received 7,272 shares of common stock.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman’s, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization:  The Company sells and services franchises and/or licenses for non-traditional foodservice operations and stand-alone retail outlets under the trade names “Noble Roman’s Pizza,” “Tuscano’s Italian Style Subs and” “Noble Roman’s Take-N-Pizza”.  Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

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

Cash and Cash Equivalents:  Includes actual cash balance.  The cash is not pledged nor are there any withdrawal restrictions.

Assets Held for Resale:  The Company records the cost of franchised locations held by the Company on a temporary basis until they are sold to a franchisee at the Company’s cost adjusted for impaired value, if any, to the estimated net realizable value.  The Company estimates net realizable value using comparative replacement costs for other similar franchise locations that are being built at the time the estimate is made. Since a decision was made not to sell the assets held for sale on the December 31, 2012 statement, those assets were moved into equipment and began depreciation.

Advertising Costs:  The Company records advertising costs consistent with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Other Expense topic and Advertising Costs subtopic.  This statement requires the Company to expense advertising production costs the first time the production material is used.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  The Company records a valuation allowance in a sufficient amount to adjust the total notes and accounts receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables.  As any accounts are determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.), they are charged off against the valuation allowance.  The Company evaluates its assets held for resale, property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value.  If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Intangible Assets:  Debt issue costs are amortized to interest expense ratably over the term of the applicable debt.  The debt issue cost being amortized is $160,537 with accumulated amortization at December 31, 2013 of $62,676.

Royalties, Administrative and Franchise Fees:  Royalties are recognized as income monthly and are based on a percentage of monthly sales of franchised or licensed restaurants.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors.  Administrative fees are recognized as income monthly as earned.  Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed.

Exit or Disposal Activities Related to Discontinued Operations:  The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes:  The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.  The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset.  As of December 31, 2013, the net operating loss carry-forward was approximately $25 million which expires between the years 2018 and 2033.  Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations, none were included for the years ended December 31, 2011, 2012 and 2013.  The Company’s federal and various state income tax returns for 2010 through 2013 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$818,958
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income available to common stockholders	719,958	19,457,810	$.04
Effect of dilutive securities
Options	-	287,802
Convertible preferred stock	99,000	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$818, 958	20,112,278	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$624,143
Less preferred stock dividends	(99,271)

Earnings per share – basic
Income available to common stockholders	524,872	19,497,638	$.03
Effect of dilutive securities
Options	-	213,606
Convertible preferred stock	99,271	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$624,143	20,0077,910	$.03

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2013:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$191,097
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income available to common stockholders	(7,903)	19,533,201	$-
Effect of dilutive securities
Options	-	939,707
Convertible preferred stock	99,000	-

Diluted earnings per share
Income available to common stockholders and assumed conversions	$191,097	20,472,908	$.01

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K.  On February 13, 2014, judgment was entered by the Hamilton Superior Court I in favor of Noble Roman’s, Inc. and against two plaintiffs/counter-defendants in a lawsuit related to 2008 discontinued operations.  No other subsequent event  required recognition or disclosure.

Note 2:  Accounts Receivable

At December 31, 2012 and 2013, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2012 and 2013 will be collected.  The allowance to reduce the receivables to anticipated net realizable value at December 31, 2013 was $263,000.

In 2012, the Company dismissed its counterclaims against certain plaintiffs in the lawsuit related to the operations discontinued in 2008 and reduced the net realizable value by $500,000 related to the Company’s counterclaims against the plaintiffs in the lawsuit referenced above.  In 2013, based on a judgment that was entered on February 13, 2014 in the lawsuit discussed above, the Company reduced the carrying value of the receivables subject to the counterlaims by $1.1 million.  Since the right to receive passive income in the form of royalties is not a part of the discontinued operations, the adjustments to reflect these two charges was made to continuing operations.

Note 3:  Notes Payable

On May 15, 2012, the Company entered into a Credit Agreement with a bank for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing bank indebtedness and borrowing from an officer of the Company.  On October 31, 2013, the Company entered into a First Amendment to the Credit Agreement (“Amendment”) with BMO Harris Bank, N.A.   The Amendment maintains the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the maturity to February 15, 2017.  All other terms and conditions of the term loan remain the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The Amendment also provided for a new term loan II in the original amount of $825,000 requiring  monthly principal payments of approximately $20,600 per month commencing on November 15, 2013 and continuing thereafter until the final payment on February 15, 2017.  The term loan II provides for interest on the unpaid principal balance  to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.  Interest paid on the term loan in 2013 was $157,000 and interest paid on term loan II in 2013 was $6,000.  The Company’s obligations under the term loan and term II loan are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $2 million of the loans and certain restrictions apply to the Company such as a prohibition on the payment of dividends on common stock, as set forth in the Credit Agreement.

Note 4:  Royalties and Fees

Approximately $194,000, $294,000 and $788,000 are included in the  2011, 2012 and 2013, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees.  Also included in royalties and fees were approximately $61,000, $81,000 and $95,000 in 2011, 2012 and 2013, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee.  For the most part, the Company’s ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee’s account by electronic withdrawal.  As such, the Company has no material amount of past due royalties.

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

There were 1,847 franchised or licensed outlets in operation on December 31, 2012  and 2,029 on December 31, 2013.  During that 12-month period, there were 211 new franchised or licensed outlets opened and 29 franchised or licensed outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them.  Therefore, it is unknown how many grocery store licenses have left the system.

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms.  These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman’s, Inc. Franchise Agreement.  The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on two of the leases to the landlords in the event of default by the assignees.  The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs.  At December 31, 2013, contingent obligations under non-cancelable operating leases for  2014, 2015 and 2016, were approximately $91,563, $71,343 and $24,675, respectively.

The Company has future obligations of $381,642 under current operating leases as follows: due in less than one year $238,795 and due in one to three years $142,848.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of  $10.64 million at December 31, 2012 and $10.58 million at December 31, 2013, which expires between the years 2018 and 2033.  In 2011, 2012 and 2013, the Company used deferred benefits to offset its tax expense of $1.00 million, $753,000 and $568,000, respectively, and tax benefits from loss on discontinued operations of  $466,000 in 2011, $344,000 in 2012 and $512,000 in 2013.  As a result of the tax credits, the Company did not pay any income taxes in  2011, 2012 and 2013.  There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

On December 31, 2012, the Company had issued and outstanding Series B Preferred Stock with an aggregate liquidation value of $825,000 and none on December 31, 2013.  Prior to the redemption of the Series B Preferred, at the option of the holder, it could have been converted to common stock at a conversion price of $2.25 per share, however the Company redeemed the Series B Preferred stock prior to it being converted.   The preferred stock provided for cumulative dividends at the rate of 12% per annum on the liquidation value.  The Company redeemed the Series B Preferred Stock at the liquidation value on October 31, 2013.

On September 6, 2013, an employee exercised an option for 2,500 shares of common stock at a price of $.83 per share.  On September 11, 2013, an employee exercised an option for 30,000 shares of common stock at a price of $.36 per share.  On September 24, 2013, an employee exercised an option for 10,000 shares of common stock at a price of $.36 per share.  On September 27, 2013, an employee exercised an option for 1,000 shares of common stock at a price of $.95 per share.  On October 7, 2013, an employee exercised an option for 10,000 shares of common stock at a price of $.83 per share.  On December 2, 2013, an employee exercised an option for 15,000 shares of common stock at a price of $.95 per share.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2013, the Company had the following employee stock options outstanding:

# Common Shares Represented	Exercise Price
33,500	$.83
57,500	2.30
335,000.36
415,000.95
1,800,000	1.05
155,000.90
351,000.58
40,000.68
270,500	1.30

As of December 31, 2013, options for 2,041,000 shares were exercisable.

The Company adopted the modified prospective method to account for stock option grants, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2011, 2012 and 2013:

Expected volatility	20% to 30%
Expected dividend yield	None
Expected term (in years)	5
Risk-free interest rate	3.56% to 1.62%

The following table sets forth the number of options outstanding as of December 31, 2010, 2011, 2012 and 2013 and the number of options granted, exercised or forfeited during the years ended December 31, 2011, December 31, 2012 and December 31, 2013:

Balance of employee stock options outstanding as of 12/31/10	1,100,500
Stock options granted during the year ended 12/31/11	2,000,000
Stock options exercised during the year ended 12/31/11	(50,000)
Stock options forfeited during the year ended 12/31/11	(50,000)
Balance of employee stock options outstanding as of 12/31/11	3,000,500
Stock options granted during the year ended 12/31/12	401,000
Stock options exercised during the year ended 12/31/12	(60,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee stock options outstanding as of 12/31/12	3,266,500
Stock options granted during the year ended 12/31/13	273,000
Stock options exercised during the year ended 12/31/13	68,500
Stock options forfeited during the year ended 12/31/13	13,500
Balance of employee stock options outstanding as of 12/31/13	3,457,500

The following table sets forth the number of non-vested options outstanding as of December 31, 2010, 2011, 2012 and 2013, and the number of stock options granted, vested and forfeited during the years ended December 31, 2011, 2012 and 2013.

Balance of employee non-vested stock options outstanding as of 12/31/10	936,000
Stock options granted during the year ended 12/31/11	2,000,000
Stock options vested during the year ended 12/31/11	(445,000)
Stock options forfeited during the year ended 12/31/11	(30,000)
Balance of employee non-vested stock options outstanding as of 12/31/11	2,461,000
Stock options granted during the year ended 12/31/12	401,000
Stock options vested during the year ended 12/31/12	(600,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/12	2,187,000
Stock options granted during the year ended 12/31/13	273,000
Stock options vested during the year ended 12/31/13	(1,031,000)
Stock options forfeited during the year ended 12/31/13	(12,500)
Balance of employee non-vested stock options outstanding as of 12/31/13	1,416,500

During 2013, employee stock options were granted for 273,000 shares, options for 68,500 shares were exercised and options for 13,500 shares were forfeited.  At December 31, 2013, the weighted average grant date fair value of non-vested options was $.95 per share and the weighted average grant date fair value of vested options was $.95 per share.  The weighted average grant date fair value of employee stock options granted during 2011 was $1.04, during 2012 was $.58 and during 2013 was $1.30.  Total compensation cost recognized for share-based payment arrangements was $105,659 with a tax benefit of $41,841 in 2011, $107,882 with a tax benefit of $42,732 in 2012 and $117,118 with a tax benefit of $46,390 in 2013.  As of December 31, 2013, total compensation cost related to non-vested options was $71,214, which will be recognized as compensation cost over the next six to 30 months.  No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

Note 9:  Loss from Discontinued Operations

The Company made the decision in 1999 to discontinue operations of its full-service restaurants and made the decision in late 2008 to discontinue the business of operating traditional quick service restaurants, which had been acquired from struggling franchisees and later sold to new franchisees.  As a result, the Company charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to prosecute a lawsuit related to those discontinued operations.  The ongoing right to receive passive income in the form of royalties is not a part of the discontinued segment.

A full-service restaurant that was closed in conjunction with the business activity discontinued in 1999 was sublet to an unrelated party.  In late 2008, the Company lost that sub-tenant and the building was severely damaged by a tornado.  As a result, the Company incurred additional cost related to the 1999 discontiniued operations as well as the ones that were discontinued in 2008.

The Company reported net loss from discontinued operations in 2011 of $710,000.  This was comprised of $111,000 for the leased property discussed above.  The Company disclosed the contingent lease liability portion of this cost in the footnotes to the consolidated financial statements under “Contingent Liabilities for Leased Facilities.”  The net loss also included $230,000 for legal and other expenses related to a California foodservice distributor arising out of the operations discontinued in 2008 and $370,000 for estimated legal and other costs of a lawsuit related to those discontinued operations.

The Company reported a net loss from discontinued operations of $525,000 in 2012.  This consisted of $110,000 in legal and other costs relating to the restaurant that was closed in conjunction with the business activity discontinued in 1999 discussed above. The primary reason for this additional loss was the insurance company’s denial of all except a small portion of the Company’s claim for damages from the tornado.  In addition, the Company accrued an additional loss of $415,000 for legal and other costs of a lawsuit related to the operations discontinued in 2008.

The Company reported a net loss on discontinued operations of $780,000 in 2013.  This consisted of $178,000 in legal and settlement costs through the end of the lease relating to the restaurant that was closed in conjunction with the business activity discontinued in 1999 discussed above.  In addition, the Company incurred $147,000 for legal and other costs of its lawsuit related to the operations discontinued in 2008, and wrote off $257,000 in receivables of which $123,000 were from various distributors and $199,000 in obsolete support materials and other costs, all related to the operations discontinued in 2008.

Note 10:  Contingencies

The Company, from time to time, is or may become involved in various litigation relating to claims arising out of its normal business operations.

Currently, the Company has no material litigation pending against it.

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

Jeffrey R. Gaither, a Director, is Managing Partner of  Bose McKinney & Evans, LLP, a law firm that performs legal services for the Company.  The Company paid Bose McKinney for services rendered in the approximate amount of  $428,000, $382,000 and $200,000 in 2011, 2012 and 2013, respectively.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
2013	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,717	$1,933	$1,987	$1,891
Operating income	547	752	805	746
Net income (loss) before income taxes from continuing operations	(712)	705	754	693
Net income (loss) from continuing operations	(430)	427	456	418
Loss from discontinued operations	(780)	-	-	-
Net income (loss)	(1,210)	427	456	418
Net income (loss) from continuing operations per common share
Basic	(.02)	.02	.02	.02
Diluted	(.02)	.02	.02	.02
Net income (loss) per common share
Basic	(.06)	.02	.02	.02
Diluted	(.06)	.02	.02	.02

	Quarter Ended
2012	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,724	$1,845	$1,894	$1,838
Operating income	624	726	765	700
Net income before income taxes from continuing operations	66	665	567	605
Net income from continuing operations	40	402	342	365
Loss from discontinued operations	525	-	-	-
Net income (loss)	(485)	402	342	365
Net income from continuing operations per common share
Basic	-	.02	.02	.02
Diluted	-	.02	.02	.02
Net income (loss) per common share
Basic	(.02)	.02	.02	.02
Diluted	(.02)	.02	.02	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/  Somerset CPA’s, P.C.

Indianapolis, Indiana
March 12, 2014

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A deficiency in internal control over reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Our management, including Paul W. Mobley, the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internral control over financial reporting as of December 31, 2013.  Our management has concluded that the Company’s internal controls over financial reporting are effective.

There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Evaluation of Disclosure Controls and Procedures

Based on his evaluation, as of the end of the period covered by this report, Paul W. Mobley, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the caption “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2014 Proxy Statement and is incorporated herein by reference.

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

10.3	Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.
10.4	First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed herewith.
10.5	Promissory Note (Term Loan) with BMO Harris Bank, N.A. dated October 31, 2013, herewith.
10.6	Promissory Note (Term Loan II) with BMO Harris Bank, N.A. dated October 31, 2013, filed herewith.
21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. and C.F.O. Certification under Section 1350
101	Interactive Financial Data

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: March 12, 2014	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of  1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2014	By:	/s/ Paul W. Mobley
Paul W. Mobley
Chairman of the Board and Director

Date: March 12, 2014	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Director

Date: March 12, 2014	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 12, 2014	By:	/s/ Jeffrey R. Gaither
Jeffrey R. Gaither
Director