Form 10-K/A
period 2013-12-31
NOBLE ROMANS INC
filed 2014-03-17
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K /A
Amendment No. 1
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

EXPLANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 12, 2014 (the “Original Filing”) by Noble Roman’s, Inc. (the “Company”). The Company is filing this Amendment to correct certain typographical errors in the Original Filing. This Amendment includes certain certifications required to be filed herewith.

     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

2013 Compared to 2012

Total revenue increased from $7.3 million to $7.5 million in 2013 compared to 2012, and remained approximately the same at $1.7 million in for the fourth quarter of 2013 compared to the corresponding period in 2012.  However, revenues in 2012 included an adjustment of $400,000 to increase the estimated net realizable value of receivables in the Heyser case for locations no longer operating.  Without the adjustment, revenue would have increased from $6.9 million to $7.5 million in 2013 compared to 2012, representing an increase of 9.1%.  Franchise fees and equipment commissions (“upfront fees”) increased from $374,000 to $883,000 and from $63,000 to $147,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  The reason for the increases was primarily from the sale of stand-alone take-n-bake franchises.  Royalties and fees, less upfront fees, increased from $6.0 million to $6.2 million and decreased from $1.6 million to $1.5 million, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012 without the adjustment to receivables in the Heyser case referenced above.  The breakdown of royalties and fees less upfront fees were:  royalties and fees from non-traditional franchises other than grocery stores were $4.3 million and $4.4 million for the year 2013 compared to 2012; royalties and fees from the grocery store take-n-bake were approximately $1.3 million for both years; royalties and fees from stand-alone take-n-bake franchises were  $310,000 in 2013 and $10,000 in 2012; and royalties and fees from traditional locations were $313,000 in 2013 compared to $307,000 in 2012, without the adjustment related to the Heyser case receivables.  The breakdown of royalties and fees less upfront fees were $1.5 million for the fourth quarter of 2013 compared to $1.6 million for the corresponding period in 2012; royalties and fees from grocery store take-n-bake were $257,000 in the fourth quarter of 2013 compared to $313,000 for the corresponding period in 2012; royalties and fees from the stand-alone take-n-bake franchises were $146,000 in the fourth quarter of 2013 compared to $10,000 for the corresponding period in 2012; and royalties and fees from traditional locations were $74,000 for the fourth quarter of 2013 compared to $67,000 for the corresponding period in 2012.  Included in revenue is $ 217,000 from non-traditional units no longer operating.

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

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2011	2012	2013
Royalties and fees	$6,813,946	$6,823,811	$7,082,548
Administrative fees and other	44,448	19,872	24,138
Restaurant revenue	517,679	456,449	420,753
Total revenue	7,376,073	7,300,132	7,527,439

Operating expenses:
Salaries and wages	970,966	979,447	1,056,790
Trade show expense	351,907	498,951	514,570
Travel expense	191,695	183,316	207,572
Other operating expenses	687,519	685,836	747,914
Restaurant expenses	507,838	427,127	390,507
Depreciation and amortization	124,009	116,287	113,607
General and administrative	1,619,778	1,593,646	1,646,993
Total expenses	4,453,712	4,484,610	4,677,953
Operating income	2,922,361	2,815,522	2,849,486

Interest and other expense	390,858	413,334	201,381
Adjust valuation of receivables – Heyser case	-	500,000	1,208,162
Income before income taxes from continuing operations	2,531,503	1,902,188	1,439,943
Income tax expense	1,002,729	753,457	568,406
Net income from continuing operations	1,528,774	1,148,731	871,537

Loss from discontinued operations net of tax benefit of $465,570 for 2011, $344,079 for 2012 and $511,893 for 2013	(709,816)	(524,588)	(780,440)
Net income	818,958	624,143	91,097
Cumulative preferred dividends	99,000	99,271	99,000
Net income (loss) available to common stockholders	$719,958	$524,872	$(7,903)
Earnings per share - basic:
Net income from continuing operations	$.08	$.06	$.05
Net loss from discontinued operations net of tax benefit	$(.04)	$(.03)	$(.04)
Net income	$.04	$.03	$.01
Net income available to common stockholders	$.04	$.03	$-
Weighted average number of common shares outstanding	19,457,810	19,497,638	19,533,201

Diluted earnings per share:
Net income from continuing operations	$.08	$.06	$.05
Net loss from discontinued operations net of tax benefit	$(.04)	$(.03)	$(.04)
Net income	$.04	$.03	$.01
Weighted average number of common shares outstanding	20,112,278	20,077,910	20,472,908

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

		Common Stock
	Preferred Stock	Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2010	$800,250	19,419,317	$23,116,317	$(13,031,928)	$10,884,639

2011 net income				818,958	818,958

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			105,659		105,659

Exercise of employee stock options		50,000	18,000		18,000
Balance at December 31, 2011	$800,250	19,469,317	$23,239,976	$(12,311,970)	$11,728,256

2012 net income				624,143	624,143

Cumulative preferred dividends				(99,271)	(99,271)

Amortization of value of stock options			107,882		107,882

Exercise of employee stock options		47,272	18,200		18,200
Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

2013 net income				91,097	91,097

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			117,118		117,118

Redeemed preferred stock	(800,250)				(800,250)

Issurance cost of preferred stock			(24,750)		(24,750)

Exercise of employee stock options		68,500	39,975		39,975
Balance at December 31, 2013	$-	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2011	2012	2013
Net income	$818,958	$624,143	$91,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,937	192,012	174,241
Non-cash expense from reducing valuation of receivables	-	-	1,208,162
Deferred income taxes	1,002,729	753,457	568,406
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	19,711	(195,553)	(288,425)
Inventories	(21,534)	(122,392)	123,018
Prepaid expenses	(42,940)	(100,950)	(92,397)
Other assets	(849,910)	147,902	(370,133)
Increase in:
Accounts payable and accrued expenses	10,736	205,946	308,093
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,236,687	1,504,565	1,722,062

INVESTING ACTIVITIES
Purchase of property and equipment	(8,059)	(18,994)	(11,958)
Assets held for resale	(6,274)	(7,027)	-
NET CASH USED BY INVESTING ACTIVITIES	(14,333)	(26,021)	(11,958)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(99,000)	(99,271)	(99,000)
Payment of principal on outstanding under prior bank loan	(925,000)	(3,575,000)	-
Payment of principal officer loan	-	(1,255,821)	-
Payment of principal outstanding on bank loan	-	(729,167)	(1,244,375)
Redemption of all preferred stock outstanding	-	-	(825,000)
Payment of alternative minimum tax	-	(34,515)	-
Payment received on long-term note receivable	33,417	-	-
Payment of loan modification cost	(43,703)	-	-
Proceeds of loan from officer	400,000	-	-
Proceeds from new bank loan net of closing costs	-	4,812,457	821,454
Proceeds from the exercise of stock options	18,000	18,200	39,975

NET CASH USED BY FINANCING ACTIVITIES	(616,286)	(863,117)	(1,306,946)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(709,816)	(704,369)	(389,725)

Increase (decrease) in cash	(103,748)	(88,942)	13,433
Cash at beginning of year	337,044	233,296	144,354
Cash at end of year	$233,296	$144,354	$157,787

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

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$818,958
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income available to common stockholders	719,958	19,457,810	$.04
Effect of dilutive securities
Options	-	287,802
Convertible preferred stock	99,000	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$818, 958	20,112,278	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$624,143
Less preferred stock dividends	(99,271)

Earnings per share – basic
Income available to common stockholders	524,872	19,497,638	$.03
Effect of dilutive securities
Options	-	213,606
Convertible preferred stock	99,271	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$624,143	20,077,910	$.03

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2013:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$91,097
Less preferred stock dividends	(99,000)

Earnings per share – basic
Income (loss) available to common stockholders	(7,903)	19,533,201	$-
Effect of dilutive securities
Options	-	939,707
Convertible preferred stock	99,000	-

Diluted earnings per share
Income available to common stockholders and assumed conversions	$91,097	20,472,908	$.01

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

NOBLE ROMAN'S, INC.

Date: March 17 , 2014	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer