Form 10-Q
period 2014-03-31
NOBLE ROMANS INC
filed 2014-05-05
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

Commission file number:  0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of May 1, 2014, there were 19,801,087 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2013	March 31, 2014
Current assets:
Cash	$157,787	$400,491
Accounts receivable - net	1,268,788	1,352,853
Inventories	337,822	331,351
Prepaid expenses	472,065	513,142
Deferred tax asset - current portion	1,250,000	1,250,000
Total current assets	3,486,462	3,847,837

Property and equipment:
Equipment	1,361,205	1,364,179
Leasehold improvements	88,718	88,719
	1,449,923	1,452,898
Less accumulated depreciation and amortization	962,502	981,367
Net property and equipment	487,421	471,531
Deferred tax asset (net of current portion)	9,332,024	9,044,243
Other assets including long-term portion of receivables - net	3,067,754	3,079,987
Total assets	$16,373,661	$16,443,598

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,216,250	$1,216,250
Accounts payable and accrued expenses	818,803	743,088
Total current liabilities	2,035,053	1,959,338

Long-term obligations:
Notes payable to bank – net of current portion	2,635,208	2,331,146
Total long-term liabilities	2,635,208	2,331,146

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,585,089 issued and outstanding as of December 31, 2013 and 19,801,087 issued and outstanding as of March 31, 2014)	23,498,401	23,509,360
Accumulated deficit	(11,795,001)	(11,356,246)
Total stockholders' equity	11,703,400	12,153,114
Total liabilities and stockholders’ equity	$16,373,661	$16,443,598

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
Revenue:	2013	2014
Royalties and fees	$1,782,306	$1,814,066
Administrative fees and other	1,276	20,686
Restaurant revenue	107,156	76,952
Total revenue	1,890,738	1,911,704

Operating expenses:
Salaries and wages	249,203	259,894
Trade show expense	129,549	126,261
Travel expense	44,315	47,118
Other operating expenses	181,363	188,586
Restaurant expenses	105,107	91,428
Depreciation and amortization	28,346	27,821
General and administrative	406,984	394,007
Total expenses	1,144,867	1,135,115
Operating income	745,871	776,589

Interest and other expense	53,157	50,053
Income before income taxes	692,714	726,536

Income tax expense	274,384	287,781
Net income	418,330	438,755

Cumulative preferred dividends	24,953	-

Net income available to common stockholders	$393,377	$438,755

Earnings per share – basic:
Net income	$.02	$.02
Net income available to common stockholders	$.02	$.02
Weighted average number of common shares outstanding	19,516,589	19,771,765

Diluted earnings per share:
Net income	$.02	$.02
Net income available to common stockholders	$.02	$.02
Weighted average number of common shares outstanding	20,244,804	21,253,507

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2013	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

Cashless exercise of employee stock options	214,998

Net income for three months ended March 31, 2014			438,755	438,755

Exercise of employee stock options	1,000	830		830

Amortization of value of employee stock options		10,129		10,129

Balance at March 31, 2014	19,801,087	$23,509,360	$(11,356,246)	$12,153,114

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2014
OPERATING ACTIVITIES
Net income	$418,330	$438,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,121	28,993
Deferred income taxes	274,384	287,781
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(152,395)	(84,065)
Inventories	(24,253)	6,471
Prepaid expenses	(97,000)	(41,076)
Other assets	(74,039)	(12,232)
Increase in:
Accounts payable and accrued expenses	35,686	400
NET CASH PROVIDED BY OPERATING ACTIVITIES	421,834	625,027

INVESTING ACTIVITIES
Purchase of property and equipment	(2,975)	(2,975)
NET CASH USED IN INVESTING ACTIVITIES	(2,975)	(2,975)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(24,953)	-
Payment of principal on outstanding debt	(312,500)	(304,063)
Proceeds from the exercise of employee stock options	-	830
NET CASH USED IN FINANCING ACTIVITIES	(337,453)	(303,233)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(61,537)	(76,115)

Increase in cash	19,869	242,704
Cash at beginning of period	144,354	157,787
Cash at end of period	$164,223	$400,491

Supplemental schedule of non-cash investing and financing activities

In 2013, an option to purchase 20,000 shares at $.83 per share was exercised pursuant to the cashless exercise provision on the option and the holder received 12,454 shares of common stock, options to purchase 215,000 shares at $.36 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 179,817 shares, and an option to purchase 40,000 shares at $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 22,727 shares.

Cash paid for interest	$43,880	$43,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Royalties and fees include $110,000 and $38,000 for the three-month periods ended March 31, 2013 and 2014, respectively, of initial franchise fees.  Royalties and fees included $13,327 and $11,926 for the three-month periods ended March 31, 2013 and 2014, respectively, of equipment commissions.  Royalties and fees, less initial franchise fees and equipment commissions were $1,658,979 and $1,764,140 for the three-month periods ended March 31, 2013 and 2014, respectively.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,029 franchises/licenses in operation on December 31, 2013 and 2,045 franchises/licenses in operation on March 31, 2014.  During the three-month period ended March 31, 2014, there were 19 new outlets opened and three outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2013:

	Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$418,330	19,516,589	$.02
Less preferred stock dividends	(24,953)

Earnings per share - basic
Income available to common stockholders	393,377		.02

Effect of dilutive securities
Options		361,549
Convertible preferred stock	24,953	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$418,330	20,244,804	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2014:

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$438,755	19,771,765	$.02

Effect of dilutive securities
Options		1,481,742

Diluted earnings per share
Net income per share with assumed conversions	$438,755	21,253,507	$.02

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has focused its efforts and resources primarily on franchising and licensing for non-traditional locations and  has awarded franchise and/or license agreements in all 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  Although from 2005 to 2007, the Company sold some franchises for its concepts in traditional restaurant locations, the Company currently focuses all of its sales efforts on (1) franchises for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza and related products.  Pizzaco, Inc. owns and operates the two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009 through May 5, 2014, the Company has signed agreements for nearly 1,800 grocery store locations to operate the take-n-bake pizza program and has opened the take-n-bake pizza program in more than 1,300 of those locations.  The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements.  Recently, the Company re-designed its packaging for the 12” take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped 14” pizzas (designed as value appeal to the customers) presented in the same packaging design and added a new gluten-free pizza.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 57 locations as of May 5, 2014.  The first stand-alone take-n-bake pizza location opened in October 2012 and now there have been a total of 26 locations opened.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems.  In addition, the Company demonstrates the
 Noble Roman’s stand-alone Take-N-Bake Pizza concept in select franchise shows.

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

For example, in convenience stores and travel plazas, at competitive retail prices, gross margins on Noble Roman’s products, after cost of product and royalty, can range from approximately 60% to 68%.  The Company believes it maintains a competitive advantage in product cost by using carefully selected, independent third-party manufacturers and independent third-party distributors.  This allows the Company to contract for production of proprietary products and services with highly efficient suppliers that have the potential to keep costs low compared to many competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

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

The Company’s Chairman and CEO has assumed the lead position at all of the Company’s trade shows across the country, which is the primary means for demonstrating  its product and system advantages to thousands of prospective non-traditional and grocery operators.  This focus by the Company’s Chairman and CEO has underscored the Company’s current, overriding orientation towards new revenue generation.

Business Operations

Distribution

The substantial majority of the Company’s products are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and such manufacturers.  These contracts require the manufacturers to produce products meeting the Company’s specifications and to sell them to Company-approved distributors at a price negotiated between the Company and the manufacturer.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended March 31, 2013 and 2014, respectively.

	Three Months Ended March 31,
	2013	2014
Royalties and fees	94.3%	94.9%
Administrative fees and other	0.1	1.1
Restaurant revenue	5.6	4.0
Total revenue	100.0%	100.0%
Operating expenses:
Salaries and wages	13.2	13.6
Trade show expense	6.9	6.6
Travel expense	2.3	2.5
Other operating expense	9.6	9.9
Restaurant expenses	5.6	4.7
Depreciation and amortization	1.5	1.4
General and administrative	21.5	20.6
Total expenses	60.6	59.3
Operating income	39.4	40.7
Interest and other expense	2.8	2.6
Income before income taxes	36.6	38.1
Income tax expense	14.5	15.1
Net income	22.1%	23.0%

Results of Operations

Total revenue increased from $1.89 million to $1.91 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  One-time fees, franchisee fees and equipment commissions (“upfront fees”) decreased from $123,000 to $50,000 in the first quarter 2014 compared to the first quarter 2013.  Royalties and fees increased from $1.66 million to $1.76 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.    The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2013 and 2014, respectively, were as follows:  royalties and fees from non-traditional franchises other than grocery stores were $1.16 million and $1.17 million; fees from the grocery stores were $397,000 and $344,000; royalties and fees from traditional locations were $77,000 and $71,000; and royalties and fees from stand-alone take-n-bake locations were $24,000 and $179,000, reflecting the increase in the number of stand-alone take-n-bake locations.

Restaurant revenue decreased from $107,000 to $77,000 for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

Salaries and wages increased from 13.2% to 13.6% of total revenue for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual salaries and wages increased from $249,000 to $260,000 but were partially offset by an increase in total revenue.

Trade show expenses decreased from 6.9% of total revenue to 6.6% of total revenue for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual trade show expense decreased from $130,000 to $126,000.  The primary reason for this decrease was being more selective in attendance of trade shows.

Travel expenses increased from 2.3% of total revenue to 2.5% of total revenue for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual travel expense increased from $44,000 to $47,000 for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  The primary reason for the increase was an increase in the number of Franchise Representatives traveling to locations.

Other operating expenses increased, as a percentage of total revenue, from 9.6% to 9.9% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual operating expenses increased from $181,000 to $189,000.  The primary reason for the increase was an increase in group insurance cost, increase in payroll taxes and an increase in general insurance cost.

Restaurant expenses decreased as a percentage of total revenue from 5.6% to 4.7% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  The primary reason for the decrease was a decrease in restaurant revenue.  The Company only operates two restaurants which it is uses for demonstration, training and testing purposes.

General and administrative expenses as a percentage of total revenue decreased from 21.5% to 20.6% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013. Actual general and administrative expense decreased from $407,000 to $394,000 for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  This decrease was primarily the result of a reduction in amortization of the expense for stock options which were fully amortized.

Total expenses decreased as a percentage of total revenue from 60.6% to 59.3% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual expenses decreased from $1.145 million to $1.135 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  This resulted from the Company’s commitment to continue to tightly control expenses while increasing total revenue.

Operating income increased as a percentage of total revenue from 39.4% to 40.7% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  Actual operating income increased from $746,000 to $777,000 for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  This increase was a result of the Company’s strategy of seeking to increase revenue while controlling expenses.

Interest expense decreased as a percentage of total revenue from 2.8% to 2.6% for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  This decrease was primarily the result of continued monthly amortization of the Company’s outstanding debt partially offset by the additional borrowing in October 2013 in order to redeem all Series B Preferred Stock outstanding.

Net income increased from $418,000 to $439,000 for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.  This increase was primarily the result of the Company’s continuing efforts to increase revenue while controlling expenses and the Company continuing to reduce its outstanding debt.  Earnings per share was $.02 in both periods.

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

The Company’s current ratio was 2.0-to-1 as of March 31, 2014 compared to 1.7-to-1 as of December 31, 2013.

On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing Bank indebtedness and borrowing from an officer of the Company.  On October 31, 2013, the Company entered into a First Amendment to the Credit Agreement (“Amendment”) with the Bank.   The Amendment maintains the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remain the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The Amendment also provided for a new term loan II in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing on November 15, 2013 and continuing thereafter until the final payment on February 15, 2017.  The term loan II provides for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.

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

Forward Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

 ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2014, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.5 million.  The Company’s current borrowings are at a variable rate tied to the London Interbank Offered Rate (“LIBOR”) plus 4% per annum on $2.83 million and LIBOR plus 6.08% on $722,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $30,000 over the succeeding 12-month period.

ITEM 4.    Controls and Procedures

Based on his evaluation as of the end of the period covered by this report, Paul W. Mobley, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal controls over financial reporting are effective.  There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NOBLE ROMAN'S, INC.

Date: May 5, 2014	By:	/s/ Paul W. Mobley
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

10.4
First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.4 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.5
Promissory Note (Term Loan) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.6
Promissory Note (Term Loan II) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. and C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. and C.F.O. Certification under Section 1350

101	Interactive Financial Data