Form 10-K/A
period 2013-12-31
NOBLE ROMANS INC
filed 2014-05-13
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
Amendment No. 2
(Mark one)
 _X_  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2013.
 ___   Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes _X_       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):
Large Accelerated Filer                                                         Accelerated Filer       Non-Accelerated Filer  (do not check if a smaller reporting company)   Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes No    X

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

Documents Incorporated by Reference:

None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A to Form 10-K (this “Amendment”) amends the annual report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 12, 2014 (the “Original Filing”) by Noble Roman’s, Inc. (the “Company”), as amended by Form 10-K/A (Amendment No. 1) filed March 17, 2014 (collectively, the “2014 Form 10-K”).  The Company is filing this Amendment to include the information required by Part III of Form 10-K which the Company had intended to incorporate by reference from its Proxy Statement for its 2014 annual meeting of shareholders.  This Amendment includes certain certifications required to be filed herewith.

Except as described above, no other changes have been made to the 2014 Form 10-K.  The Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to its filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	73	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
A. Scott Mobley	50	President, Secretary and Director
Douglas H. Coape-Arnold	68	Director
Jeffrey Gaither	55	Director
Troy Branson	50	Executive Vice President of Franchising
Mitchell Grunat	61	Vice President of Franchise Services
James D. Bales	44	Vice President of Operations

The officers of the Company serve at the discretion of the board of directors and are elected at the annual meeting of the board of directors.  In 2009, the board of directors adopted a classified board structure in which the directors are divided into three classes with approximately one-third of the directors standing for election each year.  Under this structure, directors serve staggered three-year terms or until their successors are duly elected and qualified.

The following is a brief description of the previous business background of the executive officers and directors:

Paul W. Mobley has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991, and a Director since 1974.  Mr. Mobley was President of the Company from 1981 to 1997.  From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby’s franchise restaurants.  From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from l978 to 1981 as its Senior Vice President.  He is the father of A. Scott Mobley.  Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

A. Scott Mobley has been President since 1997, a Director since January 1992, and Secretary since February 1993.  Mr. Mobley was Vice President from November 1988 to October 1997, and from August 1987 until November 1988 he also served as Director of Marketing for the Company.  Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company.  Mr. Mobley has a B.S. in Business Administration from Georgetown University, and an MBA from Indiana University.  He is the son of Paul W. Mobley.

Douglas H. Coape-Arnold has been a Director of the Company since 1999.  Mr. Coape-Arnold has been Managing General Partner of Geovest Capital Partners, L.P. since January 1997, and was Managing Director of TradeCo Global Securities, Inc. from May 1994 to December 2002.  Mr. Coape-Arnold is a Chartered Financial Analyst.

Jeffrey R. Gaither has been a Director of the Company since March 2010.  Mr. Gaither has been a partner with the law firm Bose McKinney & Evans, LLP since 2004, and assumed the position of Managing Partner of that firm in March 2010. Mr. Gaither has served as counsel to the Company in various matters since 1998. Mr. Gaither holds a J.D., cum laude, from Indiana University School of Law, and a B.S. in public affairs from Indiana University.

Troy Branson has been Executive Vice President of Franchising for the Company since November 1997, and from 1992 to 1997, he was Director of Business Development.  Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992.  Mr. Branson received a B.S. in Business from Indiana University.

Mitchell Grunat has been Vice President of Franchise Services for the Company since August 2002.  Before joining the Company, Mr. Grunat served as: Chief Operating Officer of Lanter Eye Care from 2001 to 2002; Business Development Officer for Midwest Bankers from 2000 to 2001; and Chief Operating Officer for Tavel Optical Group from 1987 to 2000.  Mr. Grunat has a B.A. degree in English and Philosophy from Muskingum College.

James D. Bales has been Vice President of Operations since March 2008.  Before assuming that position, Mr. Bales held various other positions with the Company beginning in March 2004.  Before joining the Company, Mr. Bales had 15 years of management experience in operations and marketing in various positions with TCBY Yogurt starting in 1989.   Mr. Bales attended Northern Kentucky University for Graphic Design, Inver Hills Community College for Business Management, and obtained his B.S. in Business from the University of Phoenix.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of the copies of reports of ownership and changes in ownership of the Company’s common stock, furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2013, were complied with.

CODE OF ETHICS

The Company has adopted a code of ethics for its senior executive and financial officers.  The code of ethics can be obtained without charge by contacting the Company’s executive office at One Virginia Ave., Suite 300, Indianapolis, IN 46204, and requesting a copy of the code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2013

The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer and Chief Financial Officer, the President and the Chief Operating Officer and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul Mobley	2013	$ 400,000	$ -	$ 10,000	$ 410,000
Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2012	$ 400,000	$ -	$ 8.500	$ 408,500

A. Scott Mobley	2013	$ 323,084	$ 19,229	$ 10,000	$ 352,313
President, Secretary and Chief Operating Officer	2012	$ 306,800	$ 7,397	$ 8,500	$ 322,697

Troy Branson	2013	$ 100,000	$ 96,693	$ 8,000	$ 204,693
Executive Vice President	2012	$ 100,000	$ 96,775	$ 2,550	$ 199,325
(1)  These amounts represent the grant date fair value of the option awards.  See “—Equity Incentive Awards” for information regarding valuation of stock option grants.

Equity Incentive Awards

The Summary Compensation Table includes the grant date fair value for 2012 and 2013 for stock options granted to the named executive officers under the Company’s employee stock option plan.  The Company determines the grant date fair value of stock options calculated in accordance with FASB ASC Topic 718.  See Note 7 to the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s determination of the grant date fair value of stock options.

The Company granted options to purchase 361,000 shares on June 28, 2012 at an exercise price equal to the then-current market price of $0.58 per share and on December 4, 2012, the Company granted an option to purchase 40,000 shares at an exercise price equal to the then-current market price of $0.68 per share.  The Company granted options to purchase 273,000 shares on July 2, 2013 at an exercise price equal to the then-current market price of $1.30 per share. The Company expects all stock options outstanding at December 31, 2013 to vest.  During 2013, employees exercised stock options for 68,500 shares and stock options for 13,500 shares were forfeited.

The Company maintains an employee stock option plan for our employees, officers and directors that is designed to motivate them to increase shareholder value.  Any employee, officer or director of the Company is eligible to be awarded options under the plan.  The employee stock option plan provides that any options issued pursuant to the plan will have a three-year vesting period and will expire ten years after the date of grant.  The vesting period is intended to provide incentive for longevity with the Company.  Awards under the plan are periodically made at the recommendation of the Chairman/CEO and President, and then approved by the board of directors.  The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

Employment Agreements

Paul Mobley has an employment agreement with the Company which: (A) fixes his base compensation at approximately $600,000 per year for 2013 (although Mr. Mobley voluntarily reduced his base compensation to $400,000 for 2013); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary.  The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew.  The agreement is terminable by the Company for just cause as defined in the agreement.  The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $406,588 per year for 2013 (although Mr. Mobley voluntarily reduced his base compensation to $323,084 for 2013); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary.  The initial term of the agreement is five years, and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew.  The agreement is terminable by the Company for just cause as defined in the agreement.  The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Non-Equity Incentive Arrangements

The Company currently has a non-equity incentive arrangement with our President under which he may earn additional compensation if the Company’s net income increases for a given year as compared to the immediately prior year.  For the purposes of this calculation we exclude any one-time gains or gains or losses from discontinued operations.  For 2013, the President earned $19,229 in non-equity incentive compensation.

The Company also currently has a non-equity incentive arrangement with our Executive Vice President under which he may earn additional compensation.  His compensation is based on 2.5% of all royalty and fee revenue associated with franchising less the direct expenses of those activities excluding any administrative cost.  The net revenue for this activity under this calculation in 2013 was $3.868 million.  Therefore, our Executive Vice President earned $96,693 of non-equity incentive compensation for 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	100,000		0.95	4/28/20
	1,000,000		1.05	1/25/21
		100,000	0.58	6/27/22
		50,000	1.30	7/2/23
A. Scott Mobley	25,000		2.30	8/28/16
	100,000		0.95	4/28/20
	600,000		1.05	1/25/21
		100,000	0.58	6/27/22
		50,000	1.30	7/2/23
Troy Branson	10,000		2.30	8/28/16
	50,000		0.95	4/28/20
	30,000		0.90	6/22/21
		30,000	0.58	6/27/22
		40,000	1.30	7/2/23
    All options listed above vested or will vest three years after the date of the grant if the optionee continues to be employed by the Company and expire ten years after the grant date.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	18,000	4,000	-	22,000
Jeffrey R. Gaither	18,000	4,000	-	22,000

Jeffrey Gaither and Douglas Coape-Arnold are compensated:  $14,000 as an annual retainer fee paid quarterly; a $1,000 fee for each board of directors meeting attended; a $1,000 annual fee for each committee on which such director serves; and a $900 fee for each committee meeting attended.  The directors are all eligible for stock option grants and are reimbursed for out-of-pocket expenses incurred in connection with their board service.

The Company does not pay any separate compensation for directors that are also employees of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 8, 2014, there were 19,801,087 shares of the Company’s common stock outstanding.  The following table sets forth the amount and percentage of the Company’s common stock beneficially owned on May 8, 2014, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than five percent of the Company’s outstanding common stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock (2)
Paul W. Mobley	3,506,035 (3)	16.7%
A. Scott Mobley	1,577,477 (4)	7.6
Douglas H. Coape-Arnold	882,500 (5)	4.4
Jeffrey Gaither	120,000 (6)	*
James Bales	80,000 (7)	*
Troy Branson	275,000 (8)	1.4
Mitchell Grunat	130,000 (9)	*
James W. Lewis	1,909,580 (10)	9.6
Zyville E. Lewis	1,145,396 (11)	5.8
Robert P. Stiller	3,289,240 (12)	16.6
All executive officers and directors as a group (7 persons)	6,571,012	28.8%
_____________________________________
*Less than one percent

(1)	All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)
The percentage calculations are based upon 19,801,087 shares of the Company’s common stock issued and outstanding as of May 8, 2014 and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of May 8, 2014.

(3)	The total includes 1,250,000 shares of common stock subject to options granted under a stock option plan. Mr. Mobley’s address is One Virginia Avenue, Suite 300, Indianapolis, IN 46204.

(4)	The total includes 875,000 shares of common stock subject to options granted under a stock option plan. Mr. Mobley’s address is One Virginia Avenue, Suite 300, Indianapolis, IN 46204.

(5)	This total includes 400,000 shares of common stock subject to options granted under a stock option plan.

(6)	The total includes 110,000 shares of common stock subject to options granted under a stock option plan.

(7)	The total includes 60,000 shares of common stock subject to options granted under a stock option plan.

(8)	The total includes 160,000 shares of common stock subject to options granted under a stock option plan.

(9)	The total includes 130,000 shares of common stock subject to options granted under a stock option plan.

(10)
Based on information supplied to the Company, the total includes 138,580 shares of common stock owned by James Lewis Family Investments LP, 220,000 shares of common stock owned by James W. Lewis MPPP and 200,000 shares owned by Geometry Asset Management, Inc. Mr. Lewis’s address is 335 Madison Ave., Suite 1702, New York, NY 10017.

(11)	Based on information supplied to the Company, Ms. Lewis’s address is 456 N. Maple Street, Greenwich, CT 06830.

(12)	Based on a Schedule 13G/A filed November 21, 2012, by Robert P. Stiller. Mr. Stiller’s address is 33 Coffee Lane, Waterbury, VT 05676.

Certain information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE

The Company has reviewed all transactions to which the Company and certain officers and directors of the Company are a party or have a financial interest.  The board of directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Jeffrey Gaither is a partner with the Bose McKinney & Evans, LLP (“Bose McKinney”), a law firm that performs various legal services for the Company.  The Company paid Bose McKinney $123,983 and $382,338 for services rendered in 2013 and 2012, respectively.

Other than Mr. Gaither’s relationship with Bose McKinney, the board of directors has determined that there were no transactions with related parties since January 1, 2013 which are required to be disclosed in this report.

The Company’s board of directors is currently comprised of:   Paul W. Mobley, our Chairman and Chief Executive Officer;  A. Scott Mobley, our President and Chief Operating Officer;  Douglas H. Coape-Arnold; and Jeffrey Gaither.  For the purpose of determining director independence, the Company has adopted the New York Stock Exchange definition of independence.  The board of directors has determined that Mr. Coape-Arnold is an independent director under that definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2012 and 2013.

	2013	2012
Audit fees and review fees (1)	$91,000	$90,000

(1)
Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our Forms 10-K for the years ended December 31, 2012 and 2013, and the review of the unaudited financial statements included in our quarterly reports during 2012 and 2013.

The engagement of Somerset, for conducting the audit of the Company’s financial statements for the years ended December 31, 2012 and 2013, and for the review of its financial statements included in its Form 10-Q’s during 2012 and 2013, was pre-approved by the Company’s board of directors.  Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs.  The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014	NOBLE ROMAN'S, INC.

	By:	/s/ Paul W. Mobley
Paul W. Mobley, Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer