Form 10-Q
period 2014-06-30
NOBLE ROMANS INC
filed 2014-08-11
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of August 8, 2014, there were 19,801,087 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2013 and June 30, 2014 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months and six months ended June 30, 2013 and 2014 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the six months ended June 30, 2014 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2013	June 30, 2014
Current assets:
Cash	$157,787	$278,381
Accounts receivable - net	1,268,788	1,988,843
Inventories	337,822	338,688
Prepaid expenses	472,065	566,344
Deferred tax asset - current portion	1,250,000	1,250,000
Total current assets	3,486,462	4,422,256

Property and equipment:
Equipment	1,361,205	1,369,753
Leasehold improvements	88,718	88,719
	1,449,923	1,458,472
Less accumulated depreciation and amortization	962,502	1,000,232
Net property and equipment	487,421	458,240
Deferred tax asset (net of current portion)	9,332,024	8,739,228
Other assets including long-term portion of receivables - net	3,067,754	3,203,979
Total assets	$16,373,661	$16,823,703

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,216,250	$1,216,250
Accounts payable and accrued expenses	818,803	913,818
Total current liabilities	2,035,053	2,130,068

Long-term obligations:
Notes payable to bank – net of current portion	2,635,208	2,027,083
Total long-term liabilities	2,635,208	2,027,083

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,585,089 issued and outstanding as of December 31, 2013 and 19,801,087 issued and outstanding as of June 30, 2014)	23,498,401	23,519,402
Accumulated deficit	(11,795,001)	(10,852,850)
Total stockholders' equity	11,703,400	12,666,552
Total liabilities and stockholders’ equity	$16,373,661	$16,823,703

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Royalties and fees	$1,857,503	$1,969,378	$3,639,809	$3,783,443
Administrative fees and other	7,600	20,807	8,876	41,493
Restaurant revenue	122,275	98,768	229,431	175,720
Total revenue	1,987,378	2,088,953	3,878,116	4,000,656

Operating expenses:
Salaries and wages	262,827	265,664	512,030	525,558
Trade show expense	129,991	140,161	259,540	266,422
Travel expense	55,240	61,979	99,555	109,097
Other operating expenses	182,957	219,432	364,320	408,018
Restaurant expenses	109,742	104,892	214,850	196,320
Depreciation and amortization	28,343	27,821	56,689	55,642
General and administrative	413,564	413,638	820,548	807,646
Total expenses	1,182,664	1,233,587	2,327,532	2,368,703
Operating income	804,714	855,366	1,550,584	1,631,953

Interest and other expense	50,247	46,954	103,404	97,007
Income before income taxes	754,467	808,412	1,447,180	1,534,946

Income tax expense	298,845	305,016	573,228	592,795
Net income	455,622	503,396	873,952	942,151

Cumulative preferred dividends	24,411	-	49,364	-

Net income available to common stockholders	$431,211	$503,396	$824,588	$942,151

Earnings per share – basic:
Net income	$.02	$.03	$.04	$.05
Net income available to common stockholders	$.02	$.03	$.04	$.05
Weighted average number of common shares outstanding	19,516,589	19,801,087	19,516,589	19,786,507

Diluted earnings per share:
Net income	$.02	$.02	$.04	$.04
Net income available to common stockholders	$.02	$.02	$.04	$.04
Weighted average number of common shares outstanding	20,290,932	21,082,553	20,290,932	21,067,973

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2013	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

Cashless exercise of employee stock options	214,998

Net income for six months ended June 30, 2014			942,151	942,151

Exercise of employee stock options	1,000	830		830

Amortization of value of employee stock options		20,171		20,171

Balance at June 30, 2014	19,801,087	$23,519,402	$(10,852,850)	$12,666,552

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

OPERATING ACTIVITIES	Six Months Ended June 30,
	2013	2014
Net income	$873,952	$942,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,971	57,901
Deferred income taxes	573,228	592,795
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(306,665)	(720,055)
Inventories	(17,090)	(867)
Prepaid expenses	(161,929)	(94,278)
Other assets	(144,424)	(136,225)
Increase in:
Accounts payable and accrued expenses	21,001	196,793
NET CASH PROVIDED BY OPERATING ACTIVITIES	921,044	838,215

INVESTING ACTIVITIES
Purchase of property and equipment	(4,525)	(8,549)
NET CASH USED IN INVESTING ACTIVITIES	(4,525)	(8,549)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(49,364)	-
Payment of principal on outstanding debt	(625,000)	(608,125)
Proceeds from the exercise of employee stock options	-	830
NET CASH USED IN FINANCING ACTIVITIES	(674,364)	(607,295)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(121,046)	(101,777)

Increase in cash	121,109	120,594
Cash at beginning of period	144,354	157,787
Cash at end of period	$265,463	$278,381
Supplemental schedule of non-cash investing and financing activities

In 2014, an option to purchase 20,000 shares at an exercise price of $.83 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 12,454 shares of common stock, options to purchase 215,000 shares at an exercise price of $.36 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 179,817 shares, and an option to purchase 40,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 22,727 shares.

Cash paid for interest	$85,302	$83,302

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Royalties and fees include initial franchise fees of $225,000 and $335,000 for the three-month and six-month periods ended June 30, 2013, and $93,000 and $131,000 for the three-month and six-month periods ended June 30, 2014, respectively.  Royalties and fees included equipment commissions of $17,000 and $30,000 for the three-month and six-month periods ended June 30, 2013, and $23,000 and $35,000 for the three-month and six-month periods ended June 30, 2014, respectively.  Royalties and fees, less initial franchise fees and equipment commissions were $1.6 million and $3.3 million for the respective three-month and six-month periods ended June 30, 2013 and $1.9 million and $3.6 million for the respective three-month and six-month periods ended June 30, 2014. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,029 franchises/licenses in operation on December 31, 2013, and 2,055 franchises/licenses in operation on June 30, 2014.  During the six-month period ended June 30, 2014, there were 45 new outlets opened and 19 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013:

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$455,622	19,516,589	$.02
Less preferred stock dividends	(24,411)

Earnings per share - basic
Income available to common stockholders	431,211		.02

Effect of dilutive securities
Options		407,677
Convertible preferred stock	24,411	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$455,622	20,290,932	$.02

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$873,952	19,516,589	$.04
Less preferred stock dividends	(49,364)

Earnings per share - basic
Income available to common stockholders	824,588		.04

Effect of dilutive securities
Options		407,677
Convertible preferred stock	49,364	366,666

Dilutive earnings per share
Income available to common stockholders and assumed conversions	$873,972	20,290,932	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014:

	Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$503,396	19,801,087	$.03

Effect of dilutive securities
Options	-	1,281,466

Dilutive earnings per share
Net income	$503,396	21,082,553	$.02

	Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$942,151	19,786,507	$.05

Effect of dilutive securities
Options	-	1,281,466

Dilutive earnings per share
Net income	$942,151	21,067,973	$.04

Note 4 - The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

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

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as the centerpiece of the Company’s stand-alone take-n-bake retail outlet concept.  The Company offers the take-n-bake program in grocery stores as a license agreement rather than a franchise agreement.  The stand-alone take-n-bake pizza and take-n-bake in convenience stores are offered under a franchise agreement.  Take-n-bake is also an available menu offering under currently existing franchise/license agreements in convenience stores.  The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for enhanced home baking performance.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location.  Non-traditional franchises/licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.  In 2014, the Company has signed franchise/license agreements for 24 additional locations for its non-traditional venue other than grocery stores.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through August 8, 2014 the Company has signed agreements for nearly 1,900 grocery store locations to operate the take-n-bake pizza program, approximately 185 of which have been signed in 2014, and has opened the take-n-bake pizza program in approximately 1,300 of those locations.  The Company is currently in discussions with grocery store chains that operate over 5,000 additional locations that are candidates for take-n-bake license agreements.  Recently, the Company re-designed its packaging for take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped 14” pizzas (designed as value appeal to the customers) and added new gluten-free pizzas.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 61 locations as of August 8, 2014, of which agreements for five locations have been signed in 2014.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems and through direct Internet advertising.  The Company is now targeting areas where locations already exist for signing new agreements in an attempt to develop clusters of locations where advertising dollars can be leveraged in an attempt to increase sales in all locations.

2.  Leverage the results of research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations.  The Company will continue to make these investments the focal point in its marketing process.  The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s strategic attributes and growth potential.  Every ingredient and process was designed with a view to producing superior results.  The menu items were developed to be delivered in a ready-to-use form requiring only on-site assembly and baking except for take-n-bake pizza, which is primarily sold to bake at home, and certain other menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require very low amounts of labor, thus allowing for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2013 and 2014, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Royalties and fees	93.5%	94.3%	93.9%	94.6%
Administrative fees and other	.4	1.0	.2	1.0
Restaurant revenue	6.1	4.7	5.9	4.4
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	13.2	12.7	13.2	13.1
Trade show expense	6.5	6.7	6.7	6.7
Travel expense	2.8	3.0	2.6	2.7
Other operating expense	9.2	10.5	9.4	10.2
Restaurant expenses	5.6	5.0	5.4	4.9
Depreciation and amortization	1.4	1.4	1.5	1.4
General and administrative	20.8	19.8	21.2	20.2
Total expenses	59.5	59.1	60.0	59.2
Operating income	40.5	40.9	40.0	40.8
Interest and other expense	2.5	2.2	2.7	2.4
Income before income taxes	38.0	38.7	37.3	38.4
Income tax expense	15.0	14.6	14.8	14.8
Net income	23.0%	24.1%	22.5%	23.6%

Results of Operations

Total revenue increased from $1.99 million to $2.09 million and from $3.88 million to $4.00 million for the respective three-month and six-month periods ended June 30, 2014 compared to the corresponding periods in 2013.  Franchisee fees and equipment commissions (“upfront fees”) decreased from $242,000 and $365,000 to $116,000 and $166,000 during the respective three-month and six-month periods ended June 30, 2014 compared to the corresponding periods in 2013.  Royalties and fees, less upfront fees, increased from $1.62 million and $3.27 million to $1.85 million and $3.62 million for the respective three-month and six-month periods ended June 30, 2014 compared to the corresponding periods in 2013.   The breakdown of royalties and fees less upfront fees, for the respective three-month and six-month periods ended June 30, 2014 and 2013 were:  royalties and fees from non-traditional franchises other than grocery stores were $1.19 million compared to $1.11 million and $2.36 million compared to $2.27 million; royalties and fees from the grocery store take-n-bake were $373,000 compared to $374,000 and $717,000 compared to $771,000; royalties and fees from stand-alone take-n-bake franchises were $221,000 compared to $53,000 and $400,000 compared to $77,000; and royalties and fees from traditional locations were $74,000 compared to $81,000 and $146,000 compared to $158,000.

Restaurant revenue was $99,000 and $176,000 for the three-month and six-month periods ended June 30, 2014 compared to $122,000 and $229,000 for the three-month and six-month periods ended June 30, 2013, respectively. The decrease in both periods was the result of same store sales decreases.  The primary reason for the same store sales decreases was the result of extremely inclimate weather in the Midwest during the winter and early spring.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages decreased from 13.2% to 12.7% and 13.2% to 13.1% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  Salaries and wages increased from $263,000 and $512,000 to $266,000 and $526,000 for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

Trade show expenses remained approximately the same as a percentage of total revenue in 2014 compared to 2013.  Trade show expenses were $140,000 compared to $130,000 and $266,000 compared to $260,000 for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

As a percentage of revenue, travel expenses slightly increased from 2.8% to 3.0% and from 2.6% to 2.7% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  Travel expense increased from $55,000 and $62,000 to $100,000 and $109,000 for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

As a percentage of total revenue, other operating expenses increased from 9.2% to 10.5% and from 9.4% to 10.2% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  Operating expenses increased from $183,000 to $219,000 and from $364,000 to $408,000 for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to commission expense increases.

As a percentage of total revenue, restaurant expenses decreased from 5.6% to 5.0% and from 5.4% to 4.9% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  These percentage decreases were partially the result of a decrease in restaurant revenue as a percentage of total revenue.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses decreased from 20.8% to 19.8% and from 21.2% to 20.2% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

As a percentage of total revenue, total expenses decreased from 59.5% to 59.1% and from 60.0% to 59.2% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding period in 2013.  These decreases were the result of revenue increases partially offset by a slight increase in actual expenses.

As a percentage of total revenue, operating income increased from 40.5% to 40.9% and from 40.0% to 40.8% for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  This was a result of the Company’s strategy to increase revenue while maintaining relatively stable operating expenses.

For the three-month and six-month periods ended June 30, 2014 compared to the corresponding periods in 2013, interest expense decreased from $50,000 to $47,000 and from $103,000 to $97,000, respectively, compared to the corresponding periods in 2013.

Net income before taxes increased from $754,000 to $808,000 and from $1.45 million to $1.53 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.  The increase in net income was a result of the Company’s strategy to increase revenue while maintaining total expenses relatively stable.  Net income before taxes is significant since the Company will pay no income taxes on approximately the next $25 million in net income before taxes due to its deferred tax assets.

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

The Company’s current ratio was 2.1-to-1 as of June 30, 2014 compared to 1.7-to-1 as of December 31, 2013.

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

Forward Looking Statements

The statements contained in this report concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, dependence on current management, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2014, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.2 million.  The Company’s current borrowings are at a variable rate tied to the London Interbank Offered Rate (“LIBOR”) plus 4% per annum on $2.58 million and LIBOR plus 6.08% on $660,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $30,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

August 11, 2014	By:	/s/ Paul W. Mobley
Paul W. Mobley
Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
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