Form 10-Q
period 2014-09-30
NOBLE ROMANS INC
filed 2014-11-06
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 20,030,087 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2013	September 30, 2014
Current assets:
Cash	$157,787	$207,054
Accounts receivable - net	1,268,788	2,104,966
Inventories	337,822	337,374
Prepaid expenses	472,065	595,643
Deferred tax asset - current portion	1,250,000	1,250,000
Total current assets	3,486,462	4,495,037

Property and equipment:
Equipment	1,361,205	1,373,370
Leasehold improvements	88,718	88,718
	1,449,923	1,462,088
Less accumulated depreciation and amortization	962,502	1,019,098
Net property and equipment	487,421	442,990
Deferred tax asset (net of current portion)	9,332,024	8,425,276
Other assets including long-term portion of receivables - net	3,067,754	3,917,713
Total assets	$16,373,661	$17,281,016

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,216,250	$1,216,250
Accounts payable and accrued expenses	818,803	937,096
Total current liabilities	2,035,053	2,153,346

Long-term obligations:
Notes payable to bank – net of current portion	2,635,208	1,723,021
Total long-term liabilities	2,635,208	1,723,021

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 19,585,089 issued and outstanding as of December 31, 2013 and 19,971,087 issued and outstanding as of September 30, 2014)	23,498,401	23,758,524
Accumulated deficit	(11,795,001)	(10,353,875)
Total stockholders' equity	11,703,400	13,404,649
Total liabilities and stockholders’ equity	$16,373,661	$17,281,016

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Royalties and fees	$1,818,625	$1,987,556	$5,458,434	$5,770,999
Administrative fees and other	5,393	15,689	14,268	57,182
Restaurant revenue	108,789	103,992	338,220	279,712
Total revenue	1,932,807	2,107,237	5,810,922	6,107,893

Operating expenses:
Salaries and wages	268,530	263,970	780,560	789,529
Trade show expense	130,617	134,423	390,157	400,846
Travel expense	54,030	61,705	153,585	170,801
Other operating expenses	195,430	235,920	559,750	643,938
Restaurant expenses	89,336	105,333	304,186	301,653
Depreciation and amortization	28,346	27,822	85,034	83,464
General and administrative	414,640	421,278	1,235,188	1,228,924
Total expenses	1,180,929	1,250,451	3,508,460	3,619,155
Operating income	751,878	856,786	2,302,462	2,488,738

Interest and other expense	47,206	43,858	150,610	140,865
Income before income taxes	704,672	812,928	2,151,852	2,347,873

Income tax expense	277,556	313,952	850,783	906,747
Net income	427,116	498,976	1,301,069	1,441,126
Cumulative preferred dividends	24,682	-	74,047	-
Net income available to common stockholders	$402,434	$498,976	$1,227,022	$1,441,126

Earnings per share – basic:
Net income	$.02	$.03	$.07	$.07
Net income available to common stockholders	$.02	$.03	$.06	$.07
Weighted average number of common shares outstanding	19,524,594	19,866,957	19,519,287	19,813,618

Diluted earnings per share:
Net income	$.02	$.02	$.06	$.07
Net income available to common stockholders	$.02	$.02	$.06	$.07
Weighted average number of common shares outstanding	20,264,150	21,179,590	20,258,842	21,126,252

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2013	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

Cashless exercise of employee stock options	214,998

Net income for nine months ended September 30, 2014			1,441,126	1,441,126

Exercise of employee stock options	81,000	75,330		75,330

Stock issued in exchange for payables	90,000	150,300		150,300

Amortization of value of employee stock options		34,493		34,493

Balance at September 30, 2014	19,971,087	$23,758,524	$(10,353,875)	$13,404,649

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2014
OPERATING ACTIVITIES
Net income	$1,301,069	$1,441,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,653	91,089
Deferred income taxes	850,783	906,748
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(584,302)	(836,178)
Inventories	(11,773)	447
Prepaid expenses	(222,612)	(123,577)
Other assets	(267,172)	(849,959)
Increase (decrease) in:
Accounts payable and accrued expenses	(22,831)	420,225
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,169,815	1,049,921

INVESTING ACTIVITIES
Purchase of property and equipment	(6,712)	(12,165)
NET CASH USED IN INVESTING ACTIVITIES	(6,712)	(12,165)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(74,047)	-
Payment of principal on outstanding under bank loan	(937,500)	(912,188)
Proceeds from the exercise of employee stock options	17,425	75,330
NET CASH USED IN FINANCING ACTIVITIES	(994,122)	(836,858)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(191,094)	(151,631)

Increase (decrease) in cash	(22,113)	49,267
Cash at beginning of period	144,354	157,787
Cash at end of period	$122,241	$207,054

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

In the third quarter 2014, the Company issued 90,000 shares of common stock in exchange for $150,300 in payables.

	Nine Months Ended September 30,
	2013	2014
Cash paid for interest	$123,209	$120,048

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013, and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Royalties and fees include initial franchise fees of $340,000 and $675,000 for the three-month and nine-month periods ended September 30, 2013, and $132,000 and $262,500 for the three-month and nine-month periods ended September 30, 2014, respectively.  Royalties and fees included equipment commissions of $31,000 and $61,000 for the three-month and nine-month periods ended September 30, 2013, and $20,000 and $56,000 for the three-month and nine-month periods ended September 30, 2014, respectively.  Royalties and fees, less initial franchise fees and equipment commissions were $1.4 million and $4.7 million for the respective three-month and nine-month periods ended September 30, 2013 and $1.8 million and $5.5 million for the three-month and nine-month periods ended September 30, 2014, respectively. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,029 franchises/licenses in operation on December 31, 2013, and 2,145 franchises/licenses in operation on September 30, 2014.  During the nine-month period ended September 30, 2014, there were 151 new outlets opened and 35 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.  Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013:

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$427,116	19,524,594	$.02
Less preferred stock dividends	24,682

Earnings per share - basic
Income available to common stockholders	402,434		.02

Effect of dilutive securities
Options		739,556
Convertible preferred stock	24,682

Diluted earnings per share
Income available to common stockholders and assumed conversions	$427,116	20,264,150	$.02

	Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,301,069	19,519,287	$.07
Less preferred stock dividends	74,047

Earnings per share - basic
Income available to common stockholders	1,227,022		.06

Effect of dilutive securities
Options		739,556
Convertible preferred stock	74,047	_______

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,301,069	20,258,842	$.06

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014:

	Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$498,976	19,866,957	$.03

Effect of dilutive securities
Options	-	1,312,633

Diluted earnings per share
Net income	$498,976	21,179,590	$.02

	Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,441,126	19,813,618	$.07

Effect of dilutive securities
Options	-	1,312,633

Diluted earnings per share
Net income	$1,441,126	21,126,252	$.07

Note 4 – Subsequent Events – The Company evaluated subsequent events through the date the financial statements were issued and filed with S.E.C.  On October 15, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with BMO Harris Bank, N.A. (“the Bank”).  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal plus interest on the unpaid balance of LIBOR + 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan to purchase 26 open-air upright coolers and for additional working capital, both as a result of the recent growth in the grocery store take-n-bake segment.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location.  Non-traditional franchises/licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.  In 2014 through September 30, 2014, the Company has signed franchise/license agreements for 38 additional locations for its non-traditional venue other than grocery stores.

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

Licensing the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a stand-alone offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  Since the Company started offering take-n-bake pizza to grocery store chains in late 2009, through November 3, 2014 the Company has signed agreements for nearly 2,300 grocery store locations to operate the take-n-bake pizza program, approximately 465 (161 of which were signed in October, 2014) of which have been signed in 2014, and has opened the take-n-bake pizza program in approximately 1,500 of those locations.  The Company is currently in discussions with grocery store chains that operate over 7,000 additional locations and with two large grocery store distributors and, if signed, will add several thousand more grocery store locations for possible addition to the Company’s license take-n-bake in grocery stores.  Recently, the Company re-designed its packaging for take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped 14” pizzas (designed as value appeal to the customers) and added new gluten-free pizzas.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising Stand-Alone Take-N-Bake Pizza Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype and has entered into agreements for 68 locations as of November 3, 2014, of which agreements for 12 locations have been signed in 2014.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently in discussions with several prospects for its stand-alone program and is advertising for additional franchisees through various web-based franchise referral systems and through direct Internet advertising.  The Company is now targeting areas where locations already exist for signing new agreements in an attempt to develop clusters of locations where advertising dollars can be leveraged in an attempt to increase sales in all locations.

The stand-alone take-n-bake development is relatively new and the Company is continuing to look at further enhancements to improve sales and make the operation even more appealing.

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

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) purchase proprietary ingredients from a Company-approved distributor; (2) assemble the products using only Company approved ingredients and recipes; and (3) display products in a manner approved by the Company using the Company’s point-of-sale marketing materials.  Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2013 and 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Royalties and fees	94.1%	94.3%	93.9%	94.5%
Administrative fees and other	.3	.7	.2	.9
Restaurant revenue	5.6	5.0	5.9	4.6
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	13.9	12.5	13.4	12.9
Trade show expense	6.7	6.4	6.7	6.6
Travel expense	2.8	2.9	2.6	2.8
Other operating expense	10.0	11.2	9.6	10.5
Restaurant expenses	4.6	5.0	5.2	4.9
Depreciation and amortization	1.5	1.3	1.6	1.4
General and administrative	21.5	20.0	21.3	20.2
Total expenses	61.0	59.3	60.4	59.3
Operating income	39.0	40.7	39.6	40.7
Interest and other expense	2.5	2.1	2.6	2.3
Income before income taxes	36.5	38.6	37.0	38.4
Income tax expense	14.4	14.9	14.6	14.8
Net income	22.1%	23.7%	22.4%	23.6%

During the third quarter, Paul W. Mobley, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, underwent medical treatment to address a certain condition.  Mr. Mobley’s treatment was successful.  The Company expects Mr. Mobley will continue to serve as Chairman of the Board for the foreseeable future.

Results of Operations

Total revenue increased to $2.1 million from $1.9 million and to $6.1 million from $5.8 million for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013, representing increases of 9.0% and 5.1% for the respective three-month and nine-month periods.  Franchise fees and equipment commissions (“upfront fees”) decreased to $152,000 and $318,000 from $371,000 and $736,000 during the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  Royalties and fees, less upfront fees, increased to $1.84 million and $5.45 million from $1.45 million and $4.72 million or an increase of 26.8% and 15.5%, for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013. The breakdown of royalties and fees less upfront fees, for the respective three-month and nine-month periods ended September 30, 2014 and the corresponding periods in 2013 were:  royalties and fees from non-traditional franchises other than grocery stores were $1.13 million and $3.49 million and $1.00 million and $3.27 million, or an increase of 13.1% and 6.7% for the three-month and nine-month periods; royalties and fees from the grocery store take-n-bake were $415,000 and $1.13 million and $276,000 and $1.05 million, or an increase of 50.5% and 8.2% for the three-month and nine-month periods; royalties and fees from stand-alone take-n-bake franchises were $215,000 and $614,000 and $87,000 and $164,000, or an increase of 146.1% and 274.0% for the three-month and nine-month periods; royalties and fees from traditional locations were $70,000 and $216,000 and $81,000 and $239,000, or a decrease of 13.2% and 9.9% for the three-month and nine-month periods.

During 2014, the Company began auditing the reporting of sales for computing royalties by each non-traditional franchisee and plans to continue to do so on an ongoing basis, the effect of which is unknown.  The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company invoiced the franchisees for royalties on the unreported amount.  The Company estimates show that some of the non-traditional franchisees were under-reporting their sales in the past.

Restaurant revenue was $104,000 and $280,000 for the three-month and nine-month periods ended September 30, 2014, compared to $109,000 and $338,000 for the three-month and nine-month periods ended September 30, 2013. The decreases were the result of same store sales decreases.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages decreased to 12.5% from 13.9% for the three-month period ended September 30, 2014, compared to the corresponding period in 2013 and decreased to 12.9% from 13.4% for the nine-month periods ended September 30, 2014, compared to 2013.  Salaries and wages decreased to $264,000 from $269,000 for the three-month period and increased to $790,000 from $781,000 for the nine-month period ended September 30, 2014, compared to the corresponding period in 2013.

As a percentage of total revenue, trade show expenses decreased to 6.4% and 6.6% from 6.7% and 6.7%, respectively, for the three-month and nine-month periods ended September 2014, compared to the corresponding periods in 2013.  Trade show expenses were $134,000 and $401,000 and $131,000 and $390,000, respectively, for the three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.

As a percentage of total revenue, travel expenses increased to 2.9% from 2.8% and to 2.8% from 2.6%, respectively, for the three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  Travel expense increased to $62,000 from $54,000 and $171,000 from $154,000, respectively, for the three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.

As a percentage of total revenue, other operating expenses were 11.2% and 10.5% and 10.0% and 9.6%, respectively, for the three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  The primary reasons for the increased other operating expenses were an increase in group insurance, general insurance and advertising costs while all other operating expenses were less.

As a percentage of total revenue, restaurant expenses increased from 4.6% to 5.0% and decreased from 5.2% to 4.9% for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses decreased from 21.5% to 20.0% and from 21.3% to 20.2% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.  The decrease in general and administrative expenses, as a percentage of total revenue, was the result of revenue increases.

As a percentage of total revenue, total expenses decreased from 61.0% to 59.3% for the three-month period ended September 30, 2014, compared to the corresponding period in 2013, and total expenses decreased from 60.4% to 59.3% for the nine-month period ended September 30, 2014, compared to the corresponding period in 2013.  These decreases were the result of revenue increases partially offset by a small increase in actual expenses.

As a percentage of total revenue, operating income increased to 40.7% from 39.0% for the three- month period ended September 30, 2014, compared to the corresponding period in 2013, and increased to 40.7% from 39.6% for the nine-month period ended September 30, 2014, compared to the corresponding period in 2013.  This was a result of the Company’s strategy to increase revenue while maintaining relatively stable operating expenses.

Interest expense, as a percentage of total revenue, decreased to 2.1% and 2.3% from 2.5% and 2.6% for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  Actual interest expense decreased from $47,000 and $151,000 to $44,000 and $141,000 for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  The primary reason for the decrease in interest expense was the continued amortization of the principal balance of notes payable.

Net income before income taxes increased from $705,000 to $813,000 and from $2.15 million to $2.35 million, or 15.4% and 9.1%, for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $24 million in net income before income taxes due to its net operating loss carry-forwards.

Net income increased to $499,000 and $1.44 million from $427,000 and $1.30 million for the respective three-month and nine-month periods ended September 30, 2014, compared to the corresponding periods in 2013.  The increases in net income were a result of the Company’s strategy to increase revenue while maintaining total expenses relatively stable.

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

The Company’s current ratio was 2.1-to-1 as of September 30, 2014, compared to 1.7-to-1 as of December 31, 2013.  This improvement was the result of net income.

On May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due on May 15, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  On October 31, 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Bank.   The First Amendment maintained the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan II in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing on November 15, 2013 and continuing thereafter until the final payment on February 15, 2017.  The term loan II provides for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.

On October 15, 2014, the Company into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal plus interest on the unpaid balance of LIBOR + 6% per annum.  The Company used the proceeds from the loan to purchase 26 open-air upright coolers and for additional working capital, both as a result of the recent growth in the grocery store take-n-bake segment.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet except that in May 2014 the FASB issued Accounting Standards Update 2014-09 regarding Revenue From Contracts With Customers.  These new standards become effective in January 2017.  The Company is currently evaluating the impact, if any, of this Accounting Standards Update.

Forward Looking Statements

The statements contained in this report concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited dependent of involvement of current managerment, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2014, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.9 million.  The Company’s current borrowings are at a variable rate tied to the London Interbank Offered Rate (“LIBOR”) plus 4% per annum on $2.34 million and LIBOR plus 6.08% on $598,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $25,000 over the succeeding 12-month period.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework will remain available until December 15, 2014, after which it will be superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014. The Company does not expect significant changes to its internal control over financial reporting to result from the transition to the 2013 Framework.

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

NOBLE ROMAN'S, INC.

Date: November 6, 2014	By:	/s/ Paul W. Mobley
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