Form 10-K
period 2014-12-31
NOBLE ROMANS INC
filed 2015-03-12
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark one)
☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2014.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large Accelerated Filer   ☐      Accelerated Filer ☐     Non-Accelerated Filer ☐ (do not check if a smaller reporting company)   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was $16.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  20,095,087 shares of common stock as of March 9, 2015.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN'S, INC.
FORM 10-K
Year Ended December 31, 2014

PART 1

ITEM 1.  BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. owns and operates two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

Products & Systems

The Company’s non-traditional franchises provide high-quality products, simple operating systems, labor minimizing operations and attractive food costs.

Noble Roman’s Pizza

The hallmark of Noble Roman’s Pizza is “Superior quality that our customers can taste.”  Every ingredient and process has been designed with a view to produce superior results.

●	Crust made with only specially milled flour (except for its gluten-free crust) with above average protein and yeast.
●	Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes.
●	100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
●	100% real meat toppings, with no additives or extenders – a distinction compared to many pizza concepts.
●	Vegetable and mushroom toppings that are sliced and delivered fresh, never canned.
●	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to the franchise location shelf-stable so that dough handling is no longer an impediment to a consistent product.

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as the centerpiece of the Company’s stand-alone take-n-bake retail outlet concept.  The Company offers the take-n-bake program in grocery stores under  a license agreement rather than a franchise agreement.  The stand-alone take-n-bake pizza  is offered under a franchise agreement.  In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement.  The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its standard pizza, with slight modifications to portioning for enhanced home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items.  Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu.  The franchise fee and ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise.  The Company awards Tuscano’s franchises in the same facilities as Noble Roman’s Pizza franchises.    Noble Roman’s has developed a grab-n-go service system for a selected portion of the Tuscano’s menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman’s Pizza locations.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a unique product offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements.  In addition, the Company recently signed agreements with four grocery store distributors servicing numerous locations.  In early 2014, the Company completed a re-design of its packaging for take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped larger pizzas (designed as value appeal to the customers) and added a new gluten-free crust.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype.  The first stand-alone take-n-bake pizza location opened  in October 2012 and, as of March 1, 2015, there are 23 locations open.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently advertising for additional franchisees through various web-based franchise referral systems and, in selected markets, newspaper and on-line advertising.  The Company conutinues to develop and test several possible enhancments to the stand-alone take-n-bake concept, with a view to adding revenue to each location and reducing costs.

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

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations.  The Company will continue to make these investments the focal point in its marketing process.  The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s strategic attributes and growth potential.  Every ingredient and process was designed with a view to producing superior results.  The menu items were developed to be delivered in a ready-to-use format requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require minimal labor, which allows for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

The Company believes it maintains a competitive advantage in product cost by using carefully selected, independent third-party manufacturers and independent third-party distributors.  This allows the Company  to contract for production of proprietary products and services with efficient suppliers that have the potential of keeping costs low compared to many competing systems whereby the franchisor owns and operates production and distribution systems much less efficiently.

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

At present, the Company has distribution agreements with nine primary distributors strategically located throughout the United States.  The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution area for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer at a price negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy the Company’s products from one of its primary distributors and to distribute take-n-bake products to their grocery store customers who have signed license agreements with the Company.

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

 Competition

The restaurant industry and the retail food industry in general are very competitive with respect to convenience, price, product quality and service.  In addition, the Company competes for franchise and license sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements.  Actions by one or more of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses, maintain and renew existing franchises or licenses, or sell its products.  Many of the Company’s competitors are very large, internationally established companies.

Within the competitive environment of the non-traditional franchise and license segment of the restaurant industry, management has identified what it believes to be certain competitive advantages for the Company.  First, some of the Company’s competitors in the non-traditional venue are also large chains operating thousands of franchised, traditional restaurants.  Because of the contractual relationships with many of their franchisees, some competitors may be unable to offer wide-scale site availability for potential non-traditional franchisees.  The Company is not faced with any significant geographic restrictions in this regard.

Many of the Company’s competitors in the non-traditional venue were established with little or no organizational history in owning and operating traditional foodservice locations.  This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees or licensees who, by the nature of the venue, often have little exposure to foodservice operations themselves.  The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

Seasonality of Sales

Direct sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods.  Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year.  The Company’s sales of take-n-bake pizza in grocery stores are typically slower during the summer months, especially when the weather is hot.  Additionally, extreme winter weather conditions, compared to the norm for the various regions of the country, adversely affect franchisee’s/licensee’s sales, which in turn affects Company royalties.

Employees

As of March 9, 2015, the Company employed approximately 25 persons full-time and 11 persons on a part-time, hourly basis, of which 23 of the full-time employees are employed in sales and service of the franchise/license units and two of the full-time employees and the 11 employed on a part-time basis manage and work at the two Company locations.  No employees are covered under collective bargaining agreements. The Company believes that relations with its employees are good.

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

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters.  In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on our business.

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

Executive Officers of the Company

Executive Chairman of the Board and Chief Financial Officer - Paul W. Mobley* was Chairman of the Board, Chief Executive Officer and Chief Financial Officer from December 1991 until October 2014 when he became Executive Chairman and Chief Financial Officer.  Mr. Mobley has been a Director and an Officer since 1974.  From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby’s franchise restaurants.  He is the father of A. Scott Mobley.  Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.

President, Chief Exeutive Officer, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since January 1992, Secretary since February 1993 and Chief Executive Officer since October 2014.  Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company.  Prior to joining the Company, Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company.  Mr. Mobley has a B.S. in Business Administration magna cum laude from Georgetown University and an MBA from Indiana University.  He is the son of Paul W. Mobley.

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

Vice President of Development - James D. Bales has been Vice President of Operations/Development since March 2008.  Before becoming Vice President of Operations/Development, Mr. Bales held various positions with the Company beginning in March 2004.  Before joining the Company, Mr. Bales had 15 years of management experience in operations and marketing where he held various positions with TCBY starting in 1989.  Mr. Bales attended Northern Kentucky University for Graphic Design, Inver Hills Community College for Business Management and obtained his B.S. in Business from the University of Phoenix.

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

Competition from larger companies.

The Company competes for franchise and license sales with large national companies and numerous regional and local companies.  Many of its competitors have greater financial and other resources than the Company.  The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service.  In addition, the Company competes for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements.  Activities of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or operating results of the Company’s system.  Unlike the other non-traditional agreements, most of the take-n-bake license agreements with grocery stores are not for any specified period of time and, therefore, grocery stores could discontinue offering the take-n-bake pizza or other retail items at any time.  As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

The Company’s primary growth strategy includes selling new franchises or licenses for non-traditional locations, including grocery stores and stand-alone take-n-bake pizza retail outlets.  The opening and success of new locations will depend upon various factors, which include:  (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations;  (2) the ability of the franchisees and licensees to operate their locations effectively; (3) their ability to comply with applicable regulatory requirements;  and (4) the effect of competition and general economic and business conditions including food and labor costs.  Many of the foregoing factors are not within the Company’s control.  There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional franchises/licenses or stand-alone take-n-bake locations.

Dependence on success of franchisees and  licensees.

Most of the Company’s earnings comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees.  The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties.  If the franchisees do not accurately report their sales, the Company’s revenue could decline. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation.  Current initiatives to increase the Federal minimum wage could have an adverse financial affect on our franchisees or licensees by increasing their labor cost.

Dependence on consumer preferences and perceptions.

The restaurant industry and the retail food industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.  The Company can be substantially adversely affected by publicity resulting from food quality, illness, injury, other health concerns or operating issues stemming from one restaurant or retail outlet or a limited number of restaurants and retail outlets.

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

Dependence on key executives.

The Company’s business has been and will continue to be dependent upon the efforts and abilities of its executive staff generally, and particularly Paul Mobley, our Executive Chairman and Chief Financial Officer, and A. Scott Mobley, our President and Chief Executive Officer.  The loss of either of their services could have a material adverse effect on the Company.

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

Each franchise location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

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

Our stock is quoted on the OTCQB, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. We are not subject to the same corporate governance requirements that apply to exchange-listed companies.  These requirements include:  (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans.  As a result, quotation of our stock on the OTCQB limits the liquidity and price of our stock more than if our stock was quoted or listed on a national exchange. There is no assurance that the Company’s stock will continue to be authorized for quotation by the OTCQB or any other market in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana.  The lease for this property expires on March 31, 2015. The Company plans to extend its current lease for another three year term.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in various litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
       STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY
       SECURITIES

 Market Information

The Company's common stock is included on the Nasdaq OTCQB and trades under the symbol “NROM”.

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2013		2014
Quarter Ended:	High	Low	High	Low
March 31	$1.07	$.72	$2.24	$1.39
June 30	$1.17	$.78	$1.65	$1.18
September 30	$1.71	$1.22	$1.76	$1.50
December 31	$1.99	$1.40	$2.22	$1.58

Holders of Record

As of March 9, 2015, there were approximately 268 holders of record of the Company’s common stock.  This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock.  The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,435,000	$1.06	(1)
Total	3,435,000	$1.06	(1)

(1)  The Company may grant additional options under the employee stock option plan.  There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for its employees, officers and directors.  Any employee, officer and director of the Company is eligible to be awarded options under the plan.  The employee stock option plan provides that any options issued pursuant to the plan will generally have a three-year vesting period and will expire ten years after the date of grant.  Awards under the plan are periodically made at the recommendation of the Executive Chairman and the  President and Chief Executive Officer and authorized by the Board of Directors. The employee stock option plan does not limit the number of shares that may be issued under the plan.

ITEM 6.  SELECTED FINANCIAL DATA (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2010	2011	2012	2013	2014
Royalties and fees	$6,726	$6,814	$6,824	$7,083	$7,479
Administrative fees and other	40	44	20	24	73
Restaurant revenue	505	518	456	421	363
Total revenue	7,271	7,376	7,300	7,528	7,915
Operating expenses	2,150	2,202	2,348	2,527	2,716
Restaurant operating expenses	502	508	427	391	402
Depreciation and amortization	66	124	116	114	112
General and administrative	1,610	1,620	1,594	1,647	1,646
Operating income	2,943	2,922	2,815	2,849	3,039
Interest and other	441	390	413	201	190
Adjust valuation of receivables - Heyser case	-	-	500	1,208	-
Income before income taxes from continuing operations	2,502	2,532	1,902	1,440	2,849
Income taxes	991	1,003	753	569	1,105
Net income from continuing operations	1,511	1,529	1,149	871	1,744
Loss from discontinued operations	(1,201)	(710)	(525)	(780)	(154)
Net income	$310	$819	$624	$91	$1,590
Cumulative preferred dividends	91	99	99	99	-
Net income (loss) available to common stockholders	$219	$720	$525	$(8)	$1,590
Weighted average number of common shares	19,415	19,458	19,498	19,533	19,871
Net income per share from continuing operations	$.08	$.08	$.06	$.05	$.09
Net income per share	.02	.04	.03	.01	.08
Net income per share available to common stockholders	$.01	$.04	$.03	$-	$.08

	December 31,
Balance Sheet Data:	2010	2011	2012	2013	2014
Working capital (deficit)	$927	$(852)	$1,964	$1,451	$2,267
Total assets	16,895	17,224	17,161	16,374	17,758
Long-term obligations, net of current portion	3,481	1,256	3,021	2,635	1,847
Stockholders' equity	$10,885	$11,728	$12,379	$11,703	$13,766

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concetrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, Dominican Republic and Canada.

There were 2,029 franchised or licensed outlets in operation on December 31, 2013 and 2,215 on December 31, 2014.  During that 12-month period ended December 31, 2014, 242 new franchised or licensed outlets opened and 56 franchised outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them.  Therefore, it is unknown how many grocery store licenses have left the system.

As discussed in Note 1 of the notes to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables.  At December 31, 2013 and 2014, the Company reported net accounts receivable of $1.69 million and $3.57 million, respectively, each of which were net of allowances.  The allowance at December 31, 2014 was $2.25 million to reflect the amount the Company expects to realize for the receivables.  The Company has reviewed each of its accounts and notes receivable and only included receivables in the amount expected to be collected.  The Company, at December 31, 2013 and December 31, 2014, had a deferred tax asset on its balance sheet totaling $10.582 million and $9.574 million, respectively.  After reviewing expected results from the Company’s current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, which expire between 2018 and 2033.

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

Condensed Consolidated Statement of Operations Data
Noble Roman's, Inc. and Subsidiaries

	Years Ended December 31,
	2012		2013		2014
Royalties and fees	$6,823,811	93.5%	$7,082,548	94.1%	$7,479,334	94.5%
Administrative fees and other	19,872	.3	24,138	.3	72,541	.9
Restaurant revenue	456,449	6.2	420,753	5.6	363,340	4.6
Total revenue	7,300,132	100.0	7,527,439	100.0	7,915,215	100.0

Franchise-related operating expenses:
Salaries and wages	979,447	13.4	1,056,790	14.0	1,063,076	13.4
Trade show expense	498,951	6.8	514,570	6.8	541,385	6.8
Travel expense	183,316	2.5	207,572	2.8	235,127	3.0
Other operating expense	685,836	9.4	747,914	9.9	876,162	11.1
Restaurant expenses	427,127	5.9	390,507	5.2	402,281	5.1
Depreciation	116,287	1.6	113,607	1.5	111,750	1.4
General and administrative	1,593,646	21.8	1,646,993	21.9	1,646,502	20.8
Total Expenses	4,484,610	61.3	4,677,953	62.1	4,876,283	61.6
Operating income	2,815,522	38.6	2,849,486	37.9	3,038,932	38.4

Interest and other expense	413,334	5.7	201,381	2.7	190,382	2.4
Adjust valuation of receivables – Heyser Case	500,000	6.8	1,208,162	16.0	-	-

Income before income taxes	1,902,188	26.1	1,439,943	19.2	2,848,550	36.0
Income taxes	753,457	10.3	568,406	7.6	1,104,809	14.0
Net income from continuing operations	$1,148,731	15.8%	$871,537	11.6%	$1,743,741	22.0%

	Quarters Ended December 31,
	2013		2014
Royalties and fees	$1,624,114	94.6%	$1,708,334	94.5%
Administrative fees and other	9,870	.6	15,359	.9
Restaurant revenue	82,533	4.8	83,629	4.6
Total revenue	1,716,517	100.0	1,807,322	100.0

Franchise-related operating expenses:
Salaries and wages	276,229	16.1	273,547	15.1
Trade show expense	124,413	7.2	140,540	7.8
Travel expense	53,987	3.1	64,326	3.6
Other operating expense	188,164	11.0	232,224	12.8
Restaurant expenses	86,324	5.0	100,628	5.6
Depreciation	28,572	1.7	28,286	1.6
General and administrative	411,806	24.0	417,578	23.1
Total Expenses	1,169,495	68.1	1,257,129	69.6
Operating income	547,022	31.9	550,193	30.4

Interest and other expense	50,771	3.0	49,517	2.7
Adjust valuation of receivables – Heyser Case	1,208,162	70.4	-	-

Income before income taxes	(711,911)	(41.5)	500,676	27.7
Income taxes	(282,378)	(16.5)	198,061	10.9
Net income from continuing operations	$(429,533)	(25.0)%	$302,615	16.8%

2014 Compared to 2013

Total revenue for year 2014 increased to $7.9 million from $7.5 million in 2013.  For the three months ended December 31, 2014, total revenue increased to $1.8 million from $1.7 million for the comparable period in 2013.  For the year 2014, franchise fees and equipment commissions (“Upfront Fees”) decreased to $392,000 from $883,000 for 2013.  For the three-month period ended December 31, 2014, Upfront Fees decreased to $74,000 from $147,000 for the comparable period in 2013.  Royalties and fees, less Upfront Fees, increased to $7.1 million for 2014 from $6.2 million in 2013, or a 14% increase.  For the three-month period  ended December 31, 2014, royalties and fees less Upfront Fees increased to $1.6 million from $1.5 million for the comparable period in 2013, or a 7% increase.  The breakdown of royalties and fees less Upfront Fees for year 2014 and for the three months ended December 31, 2014 compared to the comparable periods in 2013, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.5 million and $993,000 and $4.3 million and $1.0 million; royalties and fees from the grocery store take-n-bake were $1.5 million and $340,000 and $1.3 million and $257,000; royalties and fees from stand-alone take-n-bake franchises were $849,000 and $234,000 and $310,000 and $146,000; royalties and fees from traditional locations were $283,000 and $67,000 and $313,000 and $74,000. The decline in Upfront Fees was the result of selling less franchises for the Company’s stand alone take-n- bake franchise. The growth in the royalties and fees from grocery store take-n-bake were the result of adding new packaging and new products.

During 2014, the Company began auditing sales used to compute royalties reported by non-traditional franchisees and plans to continue to do so on an ongoing basis, the effect of which is unknown.  The Company estimates franchise sales based on product purchases as reflected on distributor reports. Where under-reporting is identified, the Company invoiced the franchisees for royalties on the unreported amount.

Restaurant revenue for 2014 decreased to $363,000 from $421,000 in 2013.  For the three-month period ended December 31, 2014, restaurant revenue increased to $84,000 from $83,000 for the comparable period in 2013.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages for 2014 decreased to 13.4% from 14.0% in 2013.  For the three-month period ended December 31, 2014, salaries and wages decreased to 15.1% from 16.1% for the comparable period in 2013.  Salaries and wages remained approximately the same at $1.1 million for both 2014 and 2013.  For the three-month period ended December 31, 2014, salaries and wages decreased to $274,000 from $276,000 for the comparable period in 2013.

As a percentage of total revenue, trade show expenses for 2014 remained the same as 2013 at 6.8%.  For the three-month period ended December 31, 2014, trade show expenses increased to 7.8%  from 7.2%  for the comparable period in 2013.  Trade show expenses were $541,000 and $141,000,respectively, for the year and three-month period ended December 31, 2014 compared to $515,000 and $124,000, respectively, for the comparable periods in 2013.

As a percentage of total revenue, travel expenses for 2014 increased to 3.0% from 2.8% in 2013.  For the three month period ended December 31, 2014 travel expense increased to 3.6% from 3.1% for the comparable period in 2013.  Travel expense were $235,000 and $64,000, respectively, for the year and three-month period ended December 31, 2014 and $208,000 and $54,000, respectively, for the comparable periods in 2013.

As a percentage of total revenue, other operating expenses for 2014 increased to 11.1% compared to 9.9% in 2013.  For the three-month period ended December 31, 2014, other operating expenses increased to 12.8% from 11.0% for the comparable period in 2013.  The primary reasons for the increased other operating expenses were an increase in group insurance, general insurance and advertising costs while all other operating expenses decreased.

As a percentage of total revenue, restaurant expenses in 2014 decreased to 5.1% from 5.2% in 2013.  For the three-month period ended December 31, 2014, restaurant expenses increased to 5.6% from 5.0% for the comparable period in 2013.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses for 2014 decreased to 20.8% from 21.9% in 2013.  For the three-month period ended December 31, 2014, general and administation expenses decreased to 23.1% from 24.0% for the comparable period in 2013.   The decrease in general and administrative expenses, as a percentage of total revenue, was the result of revenue increases.

As a percentage of total revenue, total expenses for 2014 decreased to 61.6% from 62.1% in 2013. For the three-month period ended December 31, 2014, total expenses increased to 69.6% from 68.1% for the comparable period in 2013.  The decrease for the year was the result of increased revenue partially offset by an increase in the amount of  expenses.

As a percentage of total revenue, operating income for 2014 increased to 38.4% from 37.9% in 2013.

For the three-month period ended December 31, 2014, operating income decreased to 30.4% from 31.9% for the comparable period in 2013.  The increase for the year was a result of the success of the  Company’s strategies to increase revenue while maintaining relatively stable operating expenses.

Interest expense, as a percentage of total revenue, for 2014 decreased to 2.4% from 2.7%  in 2013.  For the three-month period ended December 31, 2014, interest expense decreased to 2.7% from 3.0% for the comparable period in 2013.  Actual interest expense decreased to $190,000 and $50,000, respectively, for the year and three month period ended December 31, 2014 compared to $201,000 and $51,000, respectively, for the comparable periods in 2013.  The primary reason for the decrease in interest expense was the continued amortization of the principal balance of notes payable.

Net income before income taxes from continuing operations for 2014 increased to $2.8 million from $1.4 million in 2013;  however, 2013 included a valuation allowance related to the Heyser case of $1.2 million.   For the three-month period ended December 31, 2014,  net income before income taxes from continuing operations was $501,000 compared to  a loss of $712,000 for the comparable period in 2013.  Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $22.6 million in net income before income taxes due to its net operating loss carry-forwards.

Loss on discontinued operations decreased to $153,000 in 2014 compared to $780,000 in 2013. This decrease is the result of the issues, related to the discontinued operations in 1999 and 2008, having been mostly resolved.

Net income for 2014 increased to $1.6 million from $91,000 in 2013.   The increase in net income was a result of the Company’s strategies to increase revenue while maintaining total expenses relatively stable. In addition, the Company’s net income in 2013 was reduced by the recording of a valulation allowance related to the Heyser case with an aftertax effect of $730,000.

2013 Compared to 2012

Total revenue increased from $7.3 million to $7.5 million in 2013 compared to 2012, and remained approximately the same at $1.7 million in for the fourth quarter of 2013 compared to the corresponding period in 2012.  However, revenues in 2012 included an adjustment of $400,000 to increase the estimated net realizable value of receivables in the Heyser case for locations no longer operating.  Without the adjustment, revenue would have increased from $6.9 million to $7.5 million in 2013 compared to 2012, representing an increase of 9.1%.  Upfront Fees increased from $374,000 to $883,000 and from $63,000 to $147,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012.  The reason for the increases was primarily from the sale of stand-alone take-n-bake franchises.  Royalties and fees, less Upfront Fees, increased from $6.0 million to $6.2 million and decreased from $1.6 million to $1.5 million, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012 without the adjustment to receivables in the Heyser case referenced above.  The breakdown of royalties and fees less Upfront Fees were:  royalties and fees from non-traditional franchises other than grocery stores were $4.3 million and $4.4 million for the year 2013 compared to 2012; royalties and fees from the grocery store take-n-bake were approximately $1.3 million for both years; royalties and fees from stand-alone take-n-bake franchises were  $310,000 in 2013 and $10,000 in 2012; and royalties and fees from traditional locations were $313,000 in 2013 compared to $307,000 in 2012, without the adjustment related to the Heyser case receivables.  The breakdown of royalties and fees less Upfront Fees were $1.5 million for the fourth quarter of 2013 compared to $1.6 million for the corresponding period in 2012; royalties and fees from grocery store take-n-bake were $257,000 in the fourth quarter of 2013 compared to $313,000 for the corresponding period in 2012; royalties and fees from the stand-alone take-n-bake franchises were $146,000 in the fourth quarter of 2013 compared to $10,000 for the corresponding period in 2012; and royalties and fees from traditional locations were $74,000 for the fourth quarter of 2013 compared to $67,000 for the corresponding period in 2012.  Included in revenue is $217,000 from non-traditional units no longer operating.

Restaurant revenue was $421,000 compared to $456,000 and $83,000 compared to $98,000, respectively, for the year and quarter ended December 31, 2013 compared to the corresponding periods in 2012. The decreases were the result of same store sales decreases.  The Company only operates two locations which were used primarily for testing and demonstration purposes.

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

The Company reported a net loss on discontinued operations of $780,000 in 2013.  This consisted of $178,000 in legal and settlement costs through the expiration of the lease relating to a restaurant closed in conjunction with the business activity discontinued in 1999, as discussed in the footnotes to the financial statements included in Item 8 of this report.  In addition, the Company incurred $147,000 for legal and other costs of its lawsuit related to the operations discontinued in 2008, and wrote off $257,000 in receivables and $199,000 in outdated marketing materials and other costs, all related to the operations discontinued in 2008.

The Company paid dividends on its outstanding Series B Preferred Stock of approximately $99,000 in both 2013 and 2012.  The Company  redeemed all outstanding Series B Preferred Stock  in October 2013, which eliminated the dividend requirements going forward.

Impact of Inflation

The primary inflation factors affecting the Company's operations are food and labor costs to the franchisee.  Cheese makes up the single largest cost of a pizza. Cheese prices increased in 2013. They reached an all-time record high in April 2014 and maintained at historically high prices until mid-September 2014. They have since decreased until they are approximately 10% below the ten-year average price. The Company’s business was affected by the increased cost of meats during 2014.  Labor cost has remained relatively constant in the past two years. We believe any labor cost increase in the future for our franchisees will be mitigated by the relatively low labor requirements of the Company’s franchise concepts.

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

The Company’s current ratio was 2.1-to-1 as of December 31, 2014 compared to 1.7-to-1 as of December 31, 2013.

In May, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due in May, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of the London Interbank  Offered Rate (“ LIBOR”) plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing bank indebtedness and borrowing from an officer of the Company.  In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the“First Amendment”) with the bank.  The First Amendment maintains the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February, 2017.  All other terms and conditions of the term loan remain the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan in the original amount of $825,000 requiring  monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017.  The term loan provides for interest on the unpaid principal balance  to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from the term loan were used to redeem the Series B Preferred Stock.

In October, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal in the amount of $19,444 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, as a result of the recent growth in the grocery store take-n-bake venue resulting in increased receivable balance.

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

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt	$3,315,764	$1,469,028	$1,846,736	$-
Operating leases	202,785	143,770	59,014	-
Total	$3,518,549	$1,612,798	$1,905,750	$-

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” above in this annual report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2014, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $3.3 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 4% per annum on $2.1 million, LIBOR plus 6.08% on $536,000, and LIBOR plus 6% on $681,000, adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $24,000 over the succeeding 12-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2013	2014
Current assets:
Cash	$157,787	$200,349
Accounts receivable - net	1,268,788	1,687,954
Inventories	337,822	381,400
Prepaid expenses	472,065	467,721
Deferred tax asset - current portion	1,250,000	1,675,000
Total current assets	3,486,462	4,412,424

Property and equipment:
Equipment	1,361,205	1,383,380
Leasehold improvements	88,718	88,718
	1,449,923	1,472,098
Less accumulated depreciation and amortization	962,502	1,041,951
Net property and equipment	487,421	430,147
Deferred tax asset (net of current portion)	9,332,024	7,899,497
Other assets including long-term portion of accounts receivable - net	3,067,754	5,015,931
Total assets	$16,373,661	$17,757,999
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,216,250	$1,469,028
Accounts payable and accrued expenses	818,803	676,386
Total current liabilities	2,035,053	2,145,414

Long-term obligations:
Notes payable to bank (net of current portion)	2,635,208	1,846,736
Total long-term liabilities	2,635,208	1,846,736

Stockholders’ equity:
Common stock – no par value (25,000,000 shares authorized, 19,585,089 issued and outstanding as of December 31, 2013 and 20,095,087 as of December 31, 2014)	23,498,401	23,970,654
Accumulated deficit	(11,795,001)	(10,204,805)
Total stockholders’ equity	11,703,400	13,765,849
Total liabilities and stockholders’ equity	$16,373,661	$17,757,999

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2012	2013	2014
Royalties and fees	$6,823,811	$7,082,548	$7,479,334
Administrative fees and other	19,872	24,138	72,541
Restaurant revenue	456,449	420,753	363,340
Total revenue	7,300,132	7,527,439	7,915,215

Operating expenses:
Salaries and wages	979,447	1,056,790	1,063,076
Trade show expense	498,951	514,570	541,385
Travel expense	183,316	207,572	235,127
Other operating expenses	685,836	747,914	876,162
Restaurant expenses	427,127	390,507	402,281
Depreciation and amortization	116,287	113,607	111,750
General and administrative	1,593,646	1,646,993	1,646,502
Total expenses	4,484,610	4,677,953	4,876,283
Operating income	2,815,522	2,849,486	3,038,932

Interest and other expense	413,334	201,381	190,382
Adjust valuation of receivables – Heyser case	500,000	1,208,162	-
Income before income taxes from continuing operations	1,902,188	1,439,943	2,848,550
Income tax expense	753,457	568,406	1,104,809
Net income from continuing operations	1,148,731	871,537	1,743,741

Loss from discontinued operations net of tax benefit of $344,079 for 2012, $511,893 for 2013 and $97,284 for 2014	(524,588)	(780,440)	(153,545)
Net income	624,143	91,097	1,590,196
Cumulative preferred dividends	99,271	99,000	-
Net income (loss) available to common stockholders	$524,872	$(7,903)	$1,590,196
Earnings per share - basic:
Net income from continuing operations	$.06	$.05	$.09
Net loss from discontinued operations net of tax benefit	$(.03)	$(.04)	$(.01)
Net income	$.03	$.01	$.08
Net income available to common stockholders	$.03	$-	$.08
Weighted average number of common shares outstanding	19,497,638	19,533,201	19,870,904

Diluted earnings per share:
Net income from continuing operations	$.06	$.05	$.08
Net loss from discontinued operations net of tax benefit	$(.03)	$(.04)	$(.01)
Net income	$.03	$.01	$.07
Weighted average number of common shares outstanding	20,077,910	20,472,908	21,204,439

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2011	$800,250	19,469,317	$23,239,976	$(12,311,970)	$11,728,256

2012 net income				624,143	624,143

Cumulative preferred dividends				(99,271)	(99,271)

Amortization of value of stock options			107,882		107,882

Exercise of employee stock options		47,272	18,200		18,200

Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

2013 net income				91,097	91,097

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			117,118		117,118

Redeemed preferred stock	(800,250)				(800,250)

Issurance cost of preferred stock			(24,750)		(24,750)

Exercise of employee stock options		68,500	39,975		39,975

Balance at December 31, 2013	$-	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

2014 net income				1,590,196	1,590,196

Cashless exercise of employee stock option		214,998

Amortization of value of stock options			48,815		48,815

Stock issued in exchange for payables		180,000	318,208		318,208

Exercise of employee stock options		115,000	105,230		105,230

Balance at December 31, 2014	$-	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2012	2013	2014
Net income	$624,143	$91,097	$1,590,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,012	174,241	128,265
Non-cash expense from reducing valuation of receivables	-	1,208,162	-
Deferred income taxes	753,457	568,406	1,007,526
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(195,553)	(288,425)	(419,166)
Inventories	(122,392)	123,018	(43,578)
Prepaid expenses	(100,950)	(92,397)	4,344
Other assets including long-term portion of accounts receivable	147,902	(370,133)	(1,861,460)
Increase in:
Accounts payable and accrued expenses	205,946	308,093	263,622
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,504,565	1,722,062	669,749

INVESTING ACTIVITIES
Purchase of property and equipment	(18,994)	(11,958)	(22,176)
Assets held for resale	(7,027)	-	-
NET CASH USED BY INVESTING ACTIVITIES	(26,021)	(11,958)	(22,176)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(99,271)	(99,000)	-
Payment of principal outstanding under prior bank loan	(3,575,000)	-	-
Payment of principal officer loan	(1,255,821)	-	-
Payment of principal outstanding on bank loan	(729,167)	(1,244,375)	(1,235,694)
Redemption of all preferred stock outstanding	-	(825,000)	-
Payment of alternative minimum tax	(34,515)	-	-
Proceeds from new bank loan net of closing costs	4,812,457	821,454	697,704
Proceeds from the exercise of stock options	18,200	39,975	105,230

NET CASH USED BY FINANCING ACTIVITIES	(863,117)	(1,306,946)	(432,760)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(704,369)	(389,725)	(172,251)

Increase (decrease) in cash	(88,942)	13,433	42,562
Cash at beginning of year	233,296	144,354	157,787
Cash at end of year	$144,354	$157,787	$200,349

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2012, an option to purchase 20,000 shares at $.55 was exercised pursuant to the cashless exercise provision of the option and the holder received 7,272 shares of common stock.

In 2014, options to purchase 215,000 shares at $.36, 20,000 shares at $.83 and 40,000 shares at $.95 were exercised pursuant to the cashless exercise provision of the options and the holders received a total of 214,998 shares of common stock.

In 2014, the Company issued 180,000 shares of common stock in exchange for $318,000 in payables.

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

Advertising Costs:  The Company records advertising costs consistent with the  Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Other Expense topic and Advertising Costs subtopic.  This statement requires the Company to expense advertising production costs the first time the production material is used.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  The Company records a valuation allowance in a sufficient amount to adjust the accounts receivables value, in its best judgment, to reflect the amount that the Company estimates will be collected from its total receivables.  As any accounts are determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.), they are charged off against the valuation allowance.  The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value.  If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Intangible Assets:  Debt issue costs are amortized to interest expense ratably over the term of the applicable debt.  The debt issue cost being amortized is $162,833 with accumulated amortization at December 31, 2014 of $93,707.

Royalties, Administrative and Franchise Fees:  Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors.  Administrative fees are recognized as income monthly as earned.  Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed.

Exit or Disposal Activities Related to Discontinued Operations:  The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes:  The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.  The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset.  As of December 31, 2014, the net operating loss carry-forward was approximately $22.6 million which expires between the years 2018 and 2033.  Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2012, 2013 and 2014.  The Company’s federal and various state income tax returns for 2011 through 2014 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$624,143
Less preferred stock dividends	(99,271)

Earnings per share – basic	524,872	19,497,638	$.03
Income available to common stockholders

Effect of dilutive securities
Options	-	213,606
Convertible preferred stock	99,271	366,666

Diluted earnings per share
Income available to common stockholders and assumed conversions	$624,143	20,077,910	$.03

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2013:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$91,097
Less preferred stock dividends	(99,000)

Earnings per share – basic	(7,903)	19,533,201	$-
Loss available to common stockholders

Effect of dilutive securities
Options	-	939,707
Convertible preferred stock	99,000	-

Diluted earnings per share
Income available to common stockholders and assumed conversions	$91,097	20,472,908	$.01

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2014:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per share – basic
Net income	1,590,196	19,870,904	$.08

Effect of dilutive securities
Options	-	1,333,535

Diluted earnings per share
Net income	$1,590,196	21,204,439	$.07

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with Form 10-K.  No subsequent event  required recognition or disclosure.

Note 2:  Accounts Receivable

At December 31, 2013 and 2014, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2013 and 2014 will be collected.  The allowance to reduce the receivables to anticipated net realizable value at December 31, 2014 was $2.25 million.

In 2012, the Company dismissed its counterclaims against certain plaintiffs in the lawsuit related to the operations discontinued in 2008 and reduced the net realizable value by $500,000 related to the Company’s counterclaims against the plaintiffs in the lawsuit referenced above.  In 2013, based on a judgment that was entered on February 13, 2014 in the lawsuit, the Company reduced the carrying value of the receivables subject to the counterlaims by $1.1 million.  Since the right to receive passive income in the form of royalties is not a part of the discontinued operations, the adjustments to reflect these two charges were made to continuing operations.

Note 3:  Notes Payable

In May 15, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the”Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due in May, 2016.  Interest on the unpaid principal balance is payable at a rate per annum of LIBOR plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing bank indebtedness and borrowing from an officer of the Company.  In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the “FirstAmendment”) with the Bank.   The First Amendment maintains the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the maturity to February, 2017.  All other terms and conditions of the term loan remain the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan in the original amount of $825,000 requiring  monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017.  The term loan provides for interest on the unpaid principal balance  to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan were used to redeem the Series B Preferred Stock. In October, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal in the amount of $19,444 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, as a result of the recent growth in the grocery store take-n-bake venue.  Interest paid on the term loans in 2014 was $156,468.  The Company’s obligations under the term loans  are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer of up to $2.78 million of the loans and certain restrictions apply to the Company such as a prohibition on the payment of dividends on common stock, as set forth in the Credit Agreement.

Note 4:  Royalties and Fees

Approximately $294,000, $788,000 and $313,000 are included in the  2012, 2013 and 2014, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees.  Also included in royalties and fees were approximately $81,000, $95,000 and $80,000 in 2012, 2013 and 2014, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee.  For the most part, the Company’s ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

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

There were 2,029 franchised or licensed outlets in operation on December 31, 2013 and 2,215 on December 31, 2014.  During the 12-month period ended December 31, 2014, there were 242 new franchised or licensed outlets opened and 56 franchised or licensed outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them.  Therefore, it is unknown of the 1,409 included in the December 31, 2014 count, how many grocery store licenses were actually operating.

Note 5:  Contingent Liabilities for Leased Facilities

The Company leased its former restaurant facilities under non-cancelable lease agreements which generally had initial terms ranging from five to 20 years with extended renewal terms.  These leases have been terminated or assigned to franchisees who operate them pursuant to a Noble Roman’s, Inc. Franchise Agreement.  The assignment passes all liability for future lease payments to the assignees, however, the Company remains contingently liable on two of the leases to the landlords in the event of default by the assignees.  The leases generally required the Company or its assignees to pay all real estate taxes, insurance and maintenance costs.  At December 31, 2014, contingent obligations under non-cancelable operating leases for 2015, 2016 and 2017, were approximately $71,343, $24,675 and none, respectively.

The Company has future obligations of $202,785 under current operating leases as follows: due in less than one year $143,770 and due in one to three years $59,014.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of  $10.58 million at December 31, 2013 and $9.57 million at December 31, 2014, which expires between the years 2018 and 2033.  In 2012, 2013 and 2014, the Company used deferred benefits to offset its tax expense of $753,000, $568,000 and $1.1 million, respectively, and tax benefits from loss on discontinued operations of  $344,000 in 2012, $512,000 in 2013 and $97,000 in 2014.  As a result of the tax credits, the Company did not pay any income taxes in 2012, 2013 and 2014.  There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

On January 13, 2014, employees exercised options for a total of 215,000 shares of common stock at a price $.36, 20,000  shares of common stock at a price of $.83 and 40,000 shares of common stock at a price of $.95 in a cashless exercises and were issued a total of 214,998 shares of common stock.  On February 27, 2014, an employee exercised an option for 1,000 shares of common stock at a price of $.83 per share.  On September 11, 2014, an employee exercised an option for 50,000 shares of common stock at a price of $.95 per share  and an option for 30,000 shares of common stock at a price of $.90 per share.  On October 20, 2014, an employee exercised an option for 4,000 shares of common stock at a price of $.90 per share.  On October 29, 2014, an employee exercised an option for 10,000 shares of common stock at a price of $.83 per share.  On December 1, 2014, an employee exercised an option for 20,000 shares of common stock at a price of $.90 per share.  On four different dates in 2014, the Company issued a total of 180,000 shares of common stock as payment of certain payables at an average issuance price of $1.77 per share.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2014, the Company had the following employee stock options outstanding:

# Common Shares Represented	Exercise Price
57,500	$2.30
120,000	.36
325,000	.95
1,800,000	1.05
101,000	.90
351,000	.58
40,000	.68
270,500	1.30
330,000	1.55
40,000	1.65

As of December 31, 2014, options for 2,403,500 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2012, 2013 and 2014:

Expected volatility	30%
Expected dividend yield	None
Expected term (in years)	5
Risk-free interest rate	1.62% to 2.64%

The following table sets forth the number of options outstanding as of December 31, 2011, 2012, 2013 and 2014 and the number of options granted, exercised or forfeited during the years ended December 31, 2012, December 31, 2013 and December 31, 2014:

Balance of employee stock options outstanding as of 12/31/11	3,000,500
Stock options granted during the year ended 12/31/12	401,000
Stock options exercised during the year ended 12/31/12	(60,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee stock options outstanding as of 12/31/12	3,266,500
Stock options granted during the year ended 12/31/13	273,000
Stock options exercised during the year ended 12/31/13	68,500
Stock options forfeited during the year ended 12/31/13	13,500
Balance of employee stock options outstanding as of 12/31/13	3,457,500
Stock options granted during the year ended 12/31/14	370,000
Stock options exercised during the year ended 12/31/14	(390,000)
Stock options forfeited during the year ended 12/31/14	(2,500)
Balance of employee stock options outstanding as of 12/31/14	3,435,000

The following table sets forth the number of non-vested options outstanding as of December 31, 2011, 2012, 2013 and 2014, and the number of stock options granted, vested and forfeited during the years ended December 31, 2012, 2013 and 2014.

Balance of employee non-vested stock options outstanding as of 12/31/11	2,461,000
Stock options granted during the year ended 12/31/12	401,000
Stock options vested during the year ended 12/31/12	(600,000)
Stock options forfeited during the year ended 12/31/12	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/12	2,187,000
Stock options granted during the year ended 12/31/13	273,000
Stock options vested during the year ended 12/31/13	(1,031,000)
Stock options forfeited during the year ended 12/31/13	(12,500)
Balance of employee non-vested stock options outstanding as of 12/31/13	1,416,500
Stock options granted during the year ended 12/31/14	370,000
Stock options vested during the year ended 12/31/14	(755,000)
Stock options forfeited during the year ended 12/31/14	-
Balance of employee non-vested stock options outstanding as of 12/31/14	1,031,500

During 2014, employee stock options were granted for 370,000 shares, options for 390,000 shares were exercised and options for 2,500 shares were forfeited.  At December 31, 2014, the weighted average grant date fair value of non-vested options was $1.12 per share and the weighted average grant date fair value of vested options was $1.03 per share.  The weighted average grant date fair value of employee stock options granted during 2012 was $.59, during 2013 was $1.30 and during 2014 was $1.56.  Total compensation cost recognized for share-based payment arrangements was $107,882 with a tax benefit of $42,732 in 2012, $117,118 with a tax benefit of $46,390 in 2013, and $48,815 with a tax benefit of $18,935 in 2014.  As of December 31, 2014, total compensation cost related to non-vested options was $122,000, which will be recognized as compensation cost over the next six to 30 months.  No cash was used to settle equity instruments under share-based payment arrangements.

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

The Company reported a net loss on discontinued operations of $780,000 in 2013.  This consisted of $178,000 in legal and settlement costs through the expiration of the lease relating to the restaurant that was closed in conjunction with the business activity discontinued in 1999 discussed above.  In addition, the Company incurred $147,000 for legal and other costs of its lawsuit related to the operations discontinued in 2008, and wrote off $257,000 in receivables of which $123,000 were from various distributors and $199,000 in obsolete support materials and other costs, all related to the operations discontinued in 2008.

The Company reported a net loss on discontinued operations of $154,000 in 2014.  This consisted of $9,600 in legal and settlement costs through the expiration of the lease relating to the restaurant that was closed in conjunction with the business activity discontinued in 1999 discussed above.  In addition, the Company incurred $139,600 for legal and other costs related to the operations discontinued in 2008, and wrote off $4,300 in receivables related to the operations discontinued in 2008.

Note 10:  Contingencies

The Company, from time to time, is or may become involved in various litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the  Company considers to be  material.

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

Jeffrey R. Gaither, a Director, is Managing Partner of  Bose McKinney & Evans, LLP, a law firm that performs legal services for the Company.  The Company paid Bose McKinney for services rendered in the approximate amount of  $382,000, $200,000 and $320,000 in 2012, 2013 and 2014, respectively.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
2014	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,807	$2,107	$2,089	$1,912
Operating income	550	857	855	777
Net income before income taxes from continuing operations	501	813	808	727
Net income from continuing operations	303	499	503	439
Loss from discontinued operations	154	-	-	-
Net income	149	499	503	439
Net income from continuing operations per common share
Basic	.02	.03	.03	.02
Diluted	.01	.02	.02	.02
Net income per common share
Basic	.01	.03	.03	.02
Diluted	.01	.02	.02	.02

	Quarter Ended
2013	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,717	$1,933	$1,987	$1,891
Operating income	547	752	805	746
Net income (loss) before income taxes from continuing operations	(712)	705	754	693
Net income (loss) from continuing operations	(430)	427	456	418
Loss from discontinued operations	780	-	-	-
Net income (loss)	(1,210)	427	456	418
Net income (loss) from continuing operations per common share
Basic	(.02)	.02	.02	.02
Diluted	(.02)	.02	.02	.02
Net income (loss) per common share
Basic	(.06)	.02	.02	.02
Diluted	(.06)	.02	.02	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/  Somerset CPA’s, P.C.

Indianapolis, Indiana
March 12, 2015

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internral control over financial reporting as of December 31, 2014.  Our management has concluded that the Company’s internal controls over financial reporting are effective.

There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of December 31, 2014, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer and A.Scott Mobley,the company’s President and Chief Executive Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2015 Proxy Statement and is incorporated herein by reference.

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
10.4
First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.4 to the Registrant’s annual report on
Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.5
Promissory Note (Term Loan) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 is incorporated herein by reference.

10.6
Promissory Note (Term Loan II) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.6 to the Registrant’s annual report on Form
10-K for the year ended December 31, 2013 is incorporated herein by reference.

10.7	Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15, 2014, filed herewith.
10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed herewith.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)
31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. Certification under Section 1350
32.2	C.F.O. Certification under Section 1350
101	Interactive Financial Data

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

March 12, 2015	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive Officer

March 12, 2015	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of  1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2015	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

March 12, 2015	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

March 12, 2015	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

March 12, 2015	/s/ Jeffrey R. Gaither
Jeffrey R. Gaither
Director