Form 10-Q
period 2015-03-31
NOBLE ROMANS INC
filed 2015-05-11
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

Commission file number:  0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                                       Accelerated Filer  ☐
Non-Accelerated Filer ☐(do not check if smaller reporting company)  Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐ No ☒

As of May 7, 2015, there were 20,481,760 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2014
and March 31, 2015 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months
ended March 31, 2014 and 2015 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for
the three months ended March 31, 2015 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the
three months ended March 31, 2014 and 2015 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2014	March 31, 2015
Current assets:
Cash	$200,349	$193,332
Accounts receivable - net	1,687,954	1,750,181
Inventories	381,400	363,403
Prepaid expenses	467,721	544,682
Deferred tax asset - current portion	1,675,000	1,675,000
Total current assets	4,412,424	4,526,598

Property and equipment:
Equipment	1,383,380	1,388,549
Leasehold improvements	88,718	88,718
	1,472,098	1,477,267
Less accumulated depreciation and amortization	1,041,951	1,059,898
Net property and equipment	430,147	417,369
Deferred tax asset (net of current portion)	7,899,497	7,662,004
Other assets including long-term portion of receivables - net	5,015,931	5,102,760
Total assets	$17,757,999	$17,708,731

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,469,028	$1,449,583
Accounts payable and accrued expenses	676,386	601,889
Total current liabilities	2,145,414	2,051,472

Long-term obligations:
Notes payable to bank – net of current portion	1,846,736	1,484,340
Total long-term liabilities	1,846,736	1,484,340

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 20,095,087 issued and outstanding as of December 31, 2014 and 20,125,087 issued and outstanding as of March 31, 2015)	23,970,654	23,997,630
Accumulated deficit	(10,204,805)	(9,824,711)
Total stockholders' equity	13,765,849	14,172,919
Total liabilities and stockholders’ equity	$17,757,999	$17,708,731

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2014	2015
Revenue:
Royalties and fees	$1,814,066	$1,772,571
Administrative fees and other	20,686	11,749
Restaurant revenue	76,952	83,347
Total revenue	1,911,704	1,867,667

Operating expenses:
Salaries and wages	259,894	279,518
Trade show expense	126,261	126,115
Travel expense	47,118	56,146
Other operating expenses	188,586	207,627
Restaurant expenses	91,428	106,127
Depreciation and amortization	27,821	26,354
General and administrative	394,007	402,158
Total expenses	1,135,115	1,204,045
Operating income	776,589	663,622

Interest and other expense	50,053	46,035
Income before income taxes	726,536	617,587

Income tax expense	287,781	237,493
Net income	$438,755	$380,094

Earnings per share – basic:
Net income	$.02	$.02
Weighted average number of common shares outstanding	19,771,765	20,098,087

Diluted earnings per share:
Net income	$.02	$.02
Weighted average number of common shares outstanding	21,253,507	21,877,128

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2014	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

Net income for three months ended March 31, 2015			380,094	380,094

Exercise of employee stock options	30,000	10,800		10,800

Amortization of value of employee stock options		16,176		16,176

Balance at March 31, 2015	20,125,087	$23,997,630	$(9,824,711)	$14,172,919

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2014	2015

Net income	$438,755	$380,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,993	34,122
Deferred income taxes	287,781	237,493
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(84,065)	(62,228)
Inventories	6,471	17,997
Prepaid expenses	(41,076)	(76,960)
Other assets	(12,232)	(86,829)
Increase (decrease) in:
Accounts payable and accrued expenses	400	(7,242)
NET CASH PROVIDED BY OPERATING ACTIVITIES	625,027	436,447

INVESTING ACTIVITIES
Purchase of property and equipment	(2,975)	(5,169)
NET CASH USED IN INVESTING ACTIVITIES	(2,975)	(5,169)

FINANCING ACTIVITIES
Payment of principal on outstanding debt	(304,063)	(381,840)
Proceeds from the exercise of employee stock options	830	10,800
NET CASH USED IN FINANCING ACTIVITIES	(303,233)	(371,040)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(76,115)	(67,255)

Increase (decrease) in cash	242,704	(7,017)
Cash at beginning of period	157,787	200,349
Cash at end of period	$400,491	$193,332

Supplemental schedule of non-cash investing and financing activities
Cash paid for interest	$43,000	$44,822

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Note 2 – Royalties and fees included $38,000 and $37,000 for the three-month periods ended March 31, 2014 and 2015, respectively, of initial franchise fees.  Royalties and fees included $11,926 and $29,054 for the three-month periods ended March 31, 2014 and 2015, respectively, of equipment commissions.  Royalties and fees, less initial franchise fees and equipment commissions were $1,764,140 and $1,706,517 for the three-month periods ended March 31, 2014 and 2015, respectively.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,215 franchises/licenses in operation on December 31, 2014 and 2,246 franchises/licenses in operation on March 31, 2015.  During the three-month period ended March 31, 2015, there were 45 new outlets opened and 14 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2014:

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$438,755	19,771,765	$.02

Effect of dilutive securities
Options		1,481,742

Diluted earnings per share
Net income per share with assumed conversions	$438,755	21,253,507	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2015:

	Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$380,094	20,098,087	$.02

Effect of dilutive securities
Options		1,779,041

Diluted earnings per share
Net income per share with assumed conversions	$380,094	21,877,128	$.02

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

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items.  Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu.  The franchise fee and ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise.  The Company awards Tuscano’s franchises in the same facilities as Noble Roman’s Pizza franchises.   The Company has developed a grab-n-go service system for a selected portion of the Tuscano’s menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman’s Pizza locations.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a unique product offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  The Company is currently in discussions with several grocery store operators for numerous locations for additional take-n-bake license agreements.  In addition, the Company recently commenced distribution through several additional grocery store distributors servicing numerous locations, which the Company expects to impact revenue positively during the remainder of 2015.  In early 2014, the Company completed a re-design of its packaging for take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped larger pizzas (designed as value appeal to the customers) and added a new gluten-free crust.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype.  The first stand-alone take-n-bake pizza location opened in October 2012 and, as of March 31, 2015, there are 21 locations open.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently advertising for additional franchisees through various web-based franchise referral systems and, in selected markets, newspaper and on-line advertising.  The Company continues to develop and test several possible enhancements to the stand-alone take-n-bake concept, with a view to adding revenue to each location and reducing costs.

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

At present, the Company has distribution agreements with nine primary distributors, plus several grocery store distributors, strategically located throughout the United States.  The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution area for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer at a price negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price fixed by the distribution agreement, which is landed cost plus a contracted mark-up for distribution.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with several grocery store distributors located in various parts of the country which agree to buy the Company’s products from one of its primary distributors and to distribute take-n-bake products to their grocery store customers who have signed license agreements with the Company.

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

The franchise fees are paid upon signing the franchise agreement or development agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) purchase proprietary ingredients from a Company-approved distributor; (2) assemble the products using only Company-approved ingredients and recipes; and (3) display products in a manner approved by the Company using its point-of-sale marketing materials.  Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended March 31, 2014 and 2015, respectively.

	Three Months Ended
	March 31,
	2014	2015

Royalties and fees	94.9%	94.9%
Administrative fees and other	1.1	.6
Restaurant revenue	4.0	4.5
Total revenue	100.0%	100.0%
Operating expenses:
Salaries and wages	13.6	15.0
Trade show expense	6.6	6.8
Travel expense	2.5	3.0
Other operating expense	9.9	11.1
Restaurant expenses	4.7	5.6
Depreciation and amortization	1.4	1.4
General and administrative	20.6	21.5
Total expenses	59.3	64.4
Operating income	40.7	35.6
Interest and other expense	2.6	2.5
Income before income taxes	38.1	33.1
Income tax expense	15.1	12.7
Net income	23.0%	20.4%

Results of Operations

Total revenue remained approximately the same at $1.9 million for each of the three-month periods ended March 31, 2015 and March 31, 2014.  One-time fees, franchisee fees and equipment commissions (“upfront fees”) increased from $50,000 to $66,000 in the first quarter 2015 compared to the first quarter 2014.  Royalties and fees decreased from $1.76 million to $1.71 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.    The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2014 and 2015, respectively, were as follows:  royalties and fees from non-traditional franchises other than grocery stores were $1.17 million and $1.00 million; fees from the grocery stores were $344,000 and $402,000; royalties and fees from traditional locations were $71,000 and $65,000; and royalties and fees from stand-alone take-n-bake locations were $179,000 and $236,000, reflecting the increase in the number of stand-alone take-n-bake locations.

During 2014 and continuing in 2015, the Company began auditing the reporting of sales for computing royalties by each non-traditional franchise and plans to continue to do so on an ongoing basis, the effect of which is unknown.  The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company has invoiced franchisees on the unreported amounts.

Restaurant revenue increased from $77,000 to $83,000 for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  The reason for the increase was an increase in same store sales.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

Salaries and wages increased from 13.6% to 15.0% of total revenue for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual salaries and wages increased from $260,000 to $280,000.  An additional franchise representative was hired in anticipation of significant growth in the number of grocery store take-n-bake locations during the remainder of 2015.

Trade show expenses increased from 6.6% of total revenue to 6.8% of total revenue for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual trade show expense remained approximately the same at $126,000 for each period.

Travel expenses increased from 2.5% of total revenue to 3.0% of total revenue for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual travel expense increased from $47,000 to $56,000 for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  The primary reason for the increase was an increase in the number of franchise representatives traveling to locations.

Other operating expenses increased, as a percentage of total revenue, from 9.9% to 11.1% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual operating expenses increased from $189,000 to $208,000.  The primary reasons for the increase were increases in general insurance cost and in advertising.

Restaurant expenses increased as a percentage of total revenue from 4.7% to 5.6% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  The primary reason for the increase was an increase in restaurant revenue.  The Company only operates two restaurants which it is uses for demonstration, training and testing purposes.

General and administrative expenses as a percentage of total revenue increased from 20.6% to 21.5% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. Actual general and administrative expense increased from $394,000 to $402,000 for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  The primary reason for the increases was a slight increase in salaries, payroll taxes, group insurance cost, and office rent.

Total expenses increased as a percentage of total revenue from 59.3% to 64.4% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual expenses increased from $1.14 million to $1.20 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.

Operating income decreased as a percentage of total revenue from 40.7% to 35.6% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual operating income decreased from $777,000 to $664,000 for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  The decrease in operating income as a percentage of revenue was a result of the small increase in expenses combined with a small decrease in total revenue.

Interest expense decreased as a percentage of total revenue from 2.6% to 2.5% for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  Actual interest expense decreased from $50,000 to $46,000.  These decreases were the result of a reduction in outstanding debt.

Net income decreased from $439,000 to $380,000 for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.  This decrease was primarily the result of an increase in total expenses and a decrease in total revenue.  The decrease in total revenue was in royalties and fees from non-traditional franchise other than grocery stores partially offset by an increase of royalties and fees from the stand-alone take-n-bake stores and the grocery store take-n–bake sales.  The increase in total expenses was primarily in salaries and wages, other operating expenses and restaurant expenses.   Earnings per share was $.02 in each period.

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

The Company’s current ratio was 2.2-to-1 as of March 31, 2015 compared to 2.1-to-1 as of December 31, 2014.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in 2016.  Interest on the unpaid principal balance is payable at a rate per annum of the London Interbank Offered Rate (“LIBOR”) plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing Bank indebtedness and borrowing from an officer of the Company, the balance of this term loan, as of March 31, 2015, was $1.86 million. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “ First Amendment”) with the Bank.   The First Amendment maintained the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan II in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 commencing in November 2013 and continuing thereafter until the final payment in 2017.  The term loan II provides for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.  The balance on this term loan II, as of March 31, 2015, was $474,000.

In October 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal plus interest on the unpaid balance at the rate of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, to support recent growth in the grocery store take-n-bake venue.  The balance of this term loan, as of March 31, 2015, was $603,000.

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

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet, except that in May 2014 the FASB issued Accounting Standards Update 2014-09 regarding Revenue From Contracts With Customers.  These new standards become effective in January 2017.  The Company is currently evaluating the impact, if any, of this Accounting Standards Update.

Forward Looking Statements

The statements contained in this report concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the dependence on the involvement of current management, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2015, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.9 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 4% per annum on $1.9 million, LIBOR plus 6.08% on $474,000 and LIBOR plus 6.0% on $603,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $23,100 over the succeeding 12-month period.

ITEM 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, A. Scott Mobley, the Company’s President and Chief Executive Officer, and Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company is not involved in material litigation against it.

ITEM 6.   Exhibits.

(a)  Exhibits:  See the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: May 11, 2015	By:	/s/ Paul W. Mobley
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

3.6           Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23, 2005, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

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

10.7         Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.8         Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s annual report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.9         Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

21.1         Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1          C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2          C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1          C.E.O. Certification under 18 U.S.C. Section 1350

32.2          C.F.O. Certification under 18 U.S.C. Section 1350

101           Interactive Financial Data