Form 10-Q
period 2015-06-30
NOBLE ROMANS INC
filed 2015-08-11
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of August 8, 2015, there were 20,717,660 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2014	June 30, 2015
Current assets:
Cash	$200,349	$280,697
Accounts receivable - net	1,687,954	1,766,038
Inventories	381,400	382,163
Prepaid expenses	467,721	659,602
Deferred tax asset - current portion	1,675,000	1,675,000
Total current assets	4,412,424	4,763,500

Property and equipment:
Equipment	1,383,380	1,391,137
Leasehold improvements	88,718	88,718
	1,472,098	1,479,855
Less accumulated depreciation and amortization	1,041,951	1,077,843
Net property and equipment	430,147	402,012
Deferred tax asset (net of current portion)	7,899,497	7,555,851
Other assets including long-term portion of receivables - net	5,015,931	5,292,586
Total assets	$17,757,999	$18,013,949

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,469,028	$1,449,583
Accounts payable and accrued expenses	676,386	824,923
Total current liabilities	2,145,414	2,274,506

Long-term obligations:
Notes payable to bank – net of current portion	1,846,736	1,121,944
Total long-term liabilities	1,846,736	1,121,944

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 20,095,087 issued and outstanding as of December 31, 2014 and 20,702,660 issued and outstanding as of June 30, 2015)	23,970,654	24,272,316
Accumulated deficit	(10,204,805)	(9,654,817)
Total stockholders' equity	13,765,849	14,617,499
Total liabilities and stockholders’ equity	$17,757,999	$18,013,949

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Royalties and fees	$1,969,378	$2,026,510	$3,783,443	$3,799,082
Administrative fees and other	20,807	14,885	41,493	26,633
Restaurant revenue	98,768	104,411	175,720	187,759
Total revenue	2,088,953	2,145,806	4,000,656	4,013,474

Operating expenses:
Salaries and wages	265,664	292,357	525,558	571,874
Trade show expense	140,161	136,470	266,422	262,585
Travel expense	61,979	58,407	109,097	114,553
Other operating expenses	219,432	193,964	408,018	401,590
Restaurant expenses	104,892	112,345	196,320	218,473
Depreciation and amortization	27,821	26,354	55,642	52,708
General and administrative	413,638	407,669	807,646	809,827
Total expenses	1,233,587	1,227,566	2,368,703	2,431,610
Operating income	855,366	918,240	1,631,953	1,581,864

Interest and other expense	46,954	42,193	97,007	88,229
Adjust valuation of receivables	-	600,000	-	600,000
Income before income taxes	808,412	276,047	1,534,946	893,635

Income tax expense	305,016	106,154	592,795	343,647
Net income	$503,396	$169,893	$942,151	$549,988

Earnings per share – basic:
Net income	$.03	$.01	$.05	$.03
Weighted average number of common shares outstanding	19,801,087	20,483,091	19,786,507	20,291,653

Diluted earnings per share:
Net income	$.02	$.01	$.04	$.03
Weighted average number of common shares outstanding	21,082,553	21,844,981	21,067,973	21,653,543

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2014	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

Net income for six months ended June 30, 2015			549,988	549,988

Exercise of employee stock options	230,667	174,186		174,186

Cashless exercise of employee stock options	326,906

Common stock issued in exchange for payables	50,000	95,000		95,000

Amortization of value of employee stock options		32,476		32,476

Balance at June 30, 2015	20,702,660	$24,272,316	$(9,654,817)	$14,617,499

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2014	2015
Net income	$942,151	$549,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,901	68,365
Deferred income taxes	592,795	343,647
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(720,055)	(75,764)
Inventories	(867)	(763)
Prepaid expenses	(94,278)	(191,881)
Other assets including long-term potion of accounts receivable	(136,225)	(276,655)
Increase in:
Accounts payable and accrued expenses	196,793	386,563
NET CASH PROVIDED BY OPERATING ACTIVITIES	838,215	803,500

INVESTING ACTIVITIES
Purchase of property and equipment	(8,549)	(7,757)
NET CASH USED IN INVESTING ACTIVITIES	(8,549)	(7,757)

FINANCING ACTIVITIES
Payment of principal on outstanding debt	(608,125)	(744,236)
Proceeds from the exercise of employee stock options	830	171,867
NET CASH USED IN FINANCING ACTIVITIES	(607,295)	(572,369)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(101,777)	(143,026)

Increase in cash	120,594	80,348
Cash at beginning of period	157,787	200,349
Cash at end of period	$278,381	$280,697

Supplemental schedule of non-cash investing and financing activities

In the first six months of 2014, an option to purchase 20,000 shares at an exercise price of $.83 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 12,454 shares of common stock, options to purchase 215,000 shares at an exercise price of $.36 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 179,817 shares, and an option to purchase 40,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 22,727 shares.

In the first six months of 2015, an option to purchase 100,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 58,696 shares of common stock, options to purchase 300,000 shares at an exercise price of $1.05 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 163,043 shares, an option to purchase 66,666 shares at an exercise price of $.58 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 49,855 shares, options to purchase 30,000 shares at an exercise price of $.90 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 18,412 shares, and an option to purchase 45,000 shares at an exercise price of $.36 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 36,900 shares.  In the first six months of 2015 the Company issued 50,000 shares of common stock in exchange for $95,000 in payables.

Cash paid for interest	$83,302	$74,376

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Note 2 – Royalties and fees include initial franchise fees of $93,000 and $131,000 for the three-month and six-month periods ended June 30, 2014, and $29,000 and $66,000 for the three-month and six-month periods ended June 30, 2015, respectively.  Royalties and fees included equipment commissions of $23,000 and $35,000 for the three-month and six-month periods ended June 30, 2014, and $8,000 and $37,000 for the three-month and six-month periods ended June 30, 2015, respectively.  Royalties and fees including interest per franchise agreements, less initial franchise fees and equipment commissions, were $1.9 million and $3.6 million for the respective three-month and six-month periods ended June 30, 2014, and $2.0 million and $3.7 million for the respective three-month and six-month periods ended June 30, 2015. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.  For the most part, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,215 franchises/licenses in operation on December 31, 2014 and 2,309 franchises/licenses in operation on June 30, 2015.  During the six-month period ended June 30, 2015, there were 126 new outlets opened and 32 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014:

	Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$503,396	19,801,087	$.03

Effect of dilutive securities
Options	-	1,281,466

Diluted earnings per share
Net income	$503,396	21,082,553	$.02

	Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$942,151	19,786,507	$.05

Effect of dilutive securities
Options	-	1,281,466

Diluted earnings per share
Net income	$942,151	21,067,973	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015:

	Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$169,893	20,483,091	$.01

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$169,893	21,844,981	$.01

	Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$549,988	20,291,653	$.03

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$549,988	21,653,543	$.03

Note 4 - Subsequent Events - On July 1, 2015, the Company borrowed $600,000 which was evidenced by a promissory note which matures on July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to the promissory notes to the bank.  In connection with the loan, the Company issued, to the holder of the promissory  note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth including due to the Company hiring a new sales person, a Vice President of Supermarket Development, and entering into an arrangement with a franchise broker.

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

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype.  The first stand-alone take-n-bake pizza location opened in October 2012 and, as of August 10, 2015, there are 20 locations open.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently advertising for additional franchisees through various web-based franchise referral systems and the recent engagement of a national franchise broker to recruit and screen prospective franchisees.  The Company continues to develop and test several possible enhancements to the stand-alone take-n-bake concept, with a view to adding revenue to each location and reducing costs.

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

The Company utilizes the following methods of reaching potential franchisees and licensees and to communicate its product and system advantages:  (1) calling from both acquired and in-house prospect lists; (2) frequent direct mail campaigns to targeted prospects; (3) web-based lead capturing; (4) live demonstrations at trade and food shows; and (5) in the case of prospects for the stand-alone take-n-bake outlets, requiring visits to the Company headquarters to meet management and to sample the products.  In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize.  There is no substitute for actually tasting the difference in a product’s quality to demonstrate the advantages of the Company’s products.  The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that such shows offer opportunities for fruitful lead generation.  The Company recently hired an experienced sales person, a Vice President of Supermarket Development and engaged a franchise broker.

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

The Company recently increased its franchise and license fees to be as follows:

For a traditional Noble Roman's Pizza location, the franchise fee is $25,000 for the first unit owned by a franchisee, $20,000 for the second location owned by a franchisee and $15,000 for each additional franchise.

For non-traditional Noble Roman's Pizza locations, except for hospitals, the franchise fee is $7,500 for each location and $12,000 for a combined Noble Roman's Pizza and Tuscano's Subs in the same location.  For non-traditional Noble Roman's Pizza locations in hospitals, the franchise fee is $15,000 and $21,000 for a combined Noble Roman's Pizza and Tuscano's Subs in the same hospital location.

For non-traditional licensed locations, the license fee is $6,000.

The franchise fee and ongoing royalty for a Tuscano's Subs franchise is identical to that charged for a Noble Roman's Pizza franchise.

The franchise/license fees are paid upon signing the franchise/license agreement or development agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises/licenses and for the lost and/or deferred opportunities to grant such franchises to any other party.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended June 30, 2014 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Royalties and fees	94.3%	94.4%	94.6%	94.7%
Administrative fees and other	1.0	.7	1.0	.7
Restaurant revenue	4.7	4.9	4.4	4.6
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	12.7	13.6	13.1	14.2
Trade show expense	6.7	6.4	6.7	6.5
Travel expense	3.0	2.7	2.7	2.9
Other operating expense	10.5	9.0	10.2	10.0
Restaurant expenses	5.0	5.2	4.9	5.4
Depreciation and amortization	1.4	1.2	1.4	1.3
General and administrative	19.8	19.1	20.2	20.3
Total expenses	59.1	57.2	59.2	60.6
Operating income	40.9	42.8	40.8	39.4
Interest and other expense	2.2	2.0	2.4	2.2
Adjustment for valuation of receivables	-	28.0	-	14.9
Income before income taxes	38.7	12.8	38.4	22.3
Income tax expense	14.6	4.9	14.8	8.6
Net income	24.1%	7.9%	23.6%	13.7%

Results of Operations

Total revenue increased from $2.09 million and $4.00 million to $2.15 million and $4.01 million during the respective three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.  Franchise fees and equipment commissions (“upfront fees”) decreased from $116,000 and $166,000 to $37,000 and $103,000 during the respective three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.  Royalties and fees including interest per franchise agreements, less upfront fees, increased from $1.9 million and $3.6 million to $2.0 million and $3.7 million for the respective three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.   The breakdown of royalties and fees less upfront fees, for the respective three-month and six-month periods ended June 30, 2015 and 2014 were:  royalties and fees from non-traditional franchises other than grocery stores, including interest on receivables, were $1.25 million compared to $1.19 million and $2.25 million compared to $2.36 million; royalties and fees from the grocery store take-n-bake were $487,000 compared to $373,000 and $888,000 compared to $717,000; royalties and fees from stand-alone take-n-bake franchises were $189,000 compared to $221,000 and $425,000 compared to $400,000; and royalties and fees from traditional locations were $68,000 compared to $74,000 and $134,000 compared to $146,000.

Restaurant revenue was $104,000 and $188,000 for the three-month and six-month periods ended June 30, 2015 compared to $99,000 and $176,000 for the three-month and six-month periods ended June 30, 2014, respectively. The increases in both periods were the result of same store sales increases.  The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages increased from 12.7% to 13.6% and 13.1% to 14.2% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  Salaries and wages increased from $266,000 and $526,000 to $292,000 and $572,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  The increases were a result of hiring additional employees to prepare for future growth.

Trade show expenses decreased from 6.7% to 6.4%  and from 6.7% to 6.5% for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.  Trade show expenses were $136,000 compared to $140,000 and $263,000 compared to $266,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

As a percentage of revenue, travel expenses decreased from 3.0% to 2.7% and increased from 2.7% to 2.9% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  Travel expense decreased from $62,000 to $58,000 and increased to $115,000 from $109,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

As a percentage of total revenue, other operating expenses decreased from 10.5% to 9.0% and from 10.2% to 10.0% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  Operating expenses decreased from $219,000 to $194,000 and from $408,000 to $402,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

As a percentage of total revenue, restaurant expenses increased from 5.0% to 5.2% and from 4.9% to 5.4% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  These percentage increases were the result of an increase in restaurant revenue as a percentage of total revenue.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses decreased from 19.8% to 19.1% and increased from 20.2% to 20.3% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  General and administrative expenses decreased from $414,000 to $408,000 and increased from $808,000 to $810,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

As a percentage of total revenue, total expenses decreased from 59.1% to 57.2% and increased from 59.2% to 60.6% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014.

As a percentage of total revenue, operating income increased from 40.9% to 42.8% and decreased from 40.8% to 39.4% for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

For the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014, interest expense decreased from $47,000 to $42,000 and from $97,000 to $88,000, respectively, compared to the corresponding periods in 2014.

Net income before taxes decreased from $808,000 to $276,000 and from $1.53 million to $894,000 for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  Net income before taxes is significant since the Company will pay no income taxes on approximately the next $22 million in net income before taxes due to its deferred tax assets.

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

The Company’s current ratio was 2.1-to-1 as of June 30, 2015 compared to 2.1-to-1 as of December 31, 2014.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in 2016.  Interest on the unpaid principal balance is payable at a rate per annum of the London Interbank Offered Rate (“LIBOR”) plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing Bank indebtedness and borrowing from an officer of the Company, the balance of this term loan, as of June 30, 2015, was $1.6 million. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “ First Amendment”) with the Bank.   The First Amendment maintained the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan II in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 commencing in November 2013 and continuing thereafter until the final payment in 2017.  The term loan II provides for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.  The balance on this term loan II, as of June 30, 2015, was $413,000.

In October 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal plus interest on the unpaid balance at the rate of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, to support recent growth in the grocery store take-n-bake venue.  The balance of this term loan, as of June 30, 2015, was $544,000.

On July 1, 2015, the Company borrowed $600,000 which was evidenced by a promissory note which matures on July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this note is subordinate to the promissory notes to the bank.  In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth including due to the Company hiring a new sales person, a Vice President of Supermarket Development, and entering into an arrangement with a franchise broker.

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

Forward Looking Statements

The statements contained in this report concerning the Company's future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management.  The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the dependence on the involvement of current management, the performance of recently added sales staff and a franchise broker, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs with limited operating history including the stand-alone take-n-bake locations, general economic conditions, changes in demand for the Company's products or franchises, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2015, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.6 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 4% per annum on $1.6 million, LIBOR plus 6.08% on $413,000 and LIBOR plus 6.0% on $544,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $19,392 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: August 11, 2015	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer

Index to Exhibits

Exhibit No.	Description

3.1	Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant’s Form 8-K filed December 23, 2009, is incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18, 1992 filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850), ordered effective on October 26, 1993, is incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation of the Registrant effective May 11, 2000, filed as Annex A and Annex B to the Registrant’s Proxy Statement on Schedule 14A filed March 28, 2000, is incorporated herein by reference.

3.5	Articles of Amendment of the Articles of Incorporation of the Registrant effective April 16, 2001 filed as Exhibit 3.4 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.6	Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23, 2005, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

4.1	Specimen Common Stock Certificates filed as an exhibit to the Registrant’s Registration Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982 (SEC File No. 2-79963C), is incorporated herein by reference.

10.1	Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.2	Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.3	Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

10.4	First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.4 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.5	Promissory Note (Term Loan) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.6	Promissory Note (Term Loan II) with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.7	Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s annual report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.9	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.10	Promissory Note dated July 1, 2015 filed herewith.

10.11	Warrant to purchase common stock dated July 1, 2015 filed herewith.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data