Form 10-Q
period 2015-09-30
NOBLE ROMANS INC
filed 2015-11-09
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 20,742,660 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2014	September 30, 2015
Current assets:
Cash	$200,349	$191,434
Accounts receivable - net	1,687,954	1,853,462
Inventories	381,400	456,705
Prepaid expenses	467,721	786,952
Deferred tax asset - current portion	1,675,000	925,000
Total current assets	4,412,424	4,213,553

Property and equipment:
Equipment	1,383,380	1,395,223
Leasehold improvements	88,718	88,718
	1,472,098	1,483,941
Less accumulated depreciation and amortization	1,041,951	1,095,789
Net property and equipment	430,147	388,152
Deferred tax asset (net of current portion)	7,899,497	8,142,565
Other assets including long-term portion of receivables - net	5,015,931	5,465,472
Total assets	$17,757,999	$18,209,742

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,469,028	$1,449,583
Accounts payable and accrued expenses	676,386	489,448
Total current liabilities	2,145,414	1,939,031

Long-term obligations:
Notes payable to bank – net of current portion	1,846,736	759,549
Note payable to Kingsway America, Inc.	-	600,000
Total long-term liabilities	1,846,736	1,359,549

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 20,095,087 issued and outstanding as of December 31, 2014 and 20,742,660 issued and outstanding as of September 30, 2015)	23,970,654	24,304,649
Accumulated deficit	(10,204,805)	(9,393,487)
Total stockholders' equity	13,765,849	14,911,162
Total liabilities and stockholders’ equity	$17,757,999	$18,209,742

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Royalties and fees	$1,987,556	$1,848,207	$5,770,999	$5,647,290
Administrative fees and other	15,689	18,544	57,182	45,178
Restaurant revenue	103,992	103,631	279,712	291,390
Total revenue	2,107,237	1,970,382	6,107,893	5,983,858

Operating expenses:
Salaries and wages	263,970	287,972	789,529	859,846
Trade show expense	134,423	143,016	400,846	405,601
Travel expense	61,705	57,145	170,801	171,698
Other operating expenses	235,920	202,624	643,938	604,215
Restaurant expenses	105,333	109,460	301,653	327,933
Depreciation and amortization	27,822	26,354	83,464	79,063
General and administrative	421,278	418,784	1,228,924	1,228,611
Total expenses	1,250,451	1,245,355	3,619,155	3,676,967
Operating income	856,786	725,027	2,488,738	2,306,891

Interest and other expense	43,858	50,412	140,865	138,641
Adjust valuation of receivables	-	250,000	-	850,000
Income before income taxes	812,928	424,615	2,347,873	1,318,250

Income tax expense	313,952	163,286	906,747	506,932
Net income	$498,976	$261,329	$1,441,126	$811,318

Earnings per share – basic:
Net income	$.03	$.01	$.07	$.04
Weighted average number of common shares outstanding	19,866,957	20,722,497	19,813,618	20,436,846

Diluted earnings per share:
Net income	$.02	$.01	$.07	$.04
Weighted average number of common shares outstanding	21,179,590	22,012,769	21,126,252	21,727,118

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2014	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

Net income for nine months ended September 30, 2015			811,318	811,318

Exercise of employee stock options	270,667	201,386		201,386

Cashless exercise of employee stock options	326,906

Common stock issued in exchange for payables	50,000	95,000		95,000

Amortization of value of employee stock options		37,609		37,609

Balance at September 30, 2015	20,742,660	$24,304,649	$(9,393,487)	$14,911,162

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2015
OPERATING ACTIVITIES
Net income	$1,441,126	$811,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,089	91,446
Non-cash expense from allowance on receivables	-	850,000
Deferred income taxes	906,748	506,932
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(836,178)	(565,507)
Inventories	447	(75,305)
Prepaid expenses	(123,577)	(319,231)
Other assets	(849,959)	(899,541)
Increase (decrease) in:
Accounts payable and accrued expenses	420,225	80,858
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,049,921	480,970

INVESTING ACTIVITIES
Purchase of property and equipment	(12,165)	(11,843)
NET CASH USED IN INVESTING ACTIVITIES	(12,165)	(11,843)

FINANCING ACTIVITIES
Payment of principal on outstanding under bank loan	(912,188)	(1,106,632)
Proceeds from loan	-	600,000
Proceeds from the exercise of employee stock options	75,330	201,386
NET CASH USED IN FINANCING ACTIVITIES	(836,858)	(305,246)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(151,631)	(172,796)

Increase (decrease) in cash	49,267	(8,915)
Cash at beginning of period	157,787	200,349
Cash at end of period	$207,054	$191,434

Supplemental schedule of non-cash investing and financing activities

In the first nine months of 2014, an option to purchase 20,000 shares at an exercise price of $.83 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 12,454 shares of common stock, options to purchase 215,000 shares at an exercise price of $.36 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 179,817 shares, and an option to purchase 40,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 22,727 shares.

In the first nine months of 2015, an option to purchase 100,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 58,696 shares of common stock, options to purchase 300,000 shares at an exercise price of $1.05 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 163,043 shares, an option to purchase 66,666 shares at an exercise price of $.58 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 49,855 shares, options to purchase 30,000 shares at an exercise price of $.90 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 18,412 shares, and an option to purchase 45,000 shares at an exercise price of $.36 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 36,900 shares.  In the first nine months of 2015 the Company issued 50,000 shares of common stock in exchange for $95,000 in payables.

Cash paid for interest	$120,048	$117,666

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Note 2 – Royalties and fees include initial franchise fees of $132,000 and $262,500 for the three-month and nine-month periods ended September 30, 2014, and $87,000 and $153,000 for the three-month and nine-month periods ended September 30, 2015, respectively.  Royalties and fees included equipment commissions of $20,000 and $56,000 for the three-month and nine-month periods ended September 30, 2014, and $23,000 and $60,000 for the three-month and nine-month periods ended September 30, 2015, respectively.  Royalties and fees, less initial franchise fees and equipment commissions were $1.8 million and $5.5 million for the respective three-month and nine-month periods ended September 30, 2014 and $1.7 million and $5.4 million for the three-month and nine-month periods ended September 30, 2015, respectively.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

There were 2,215 franchises/licenses in operation on December 31, 2014 and 2,422 franchises/licenses in operation on September  30, 2015.  During the nine-month period ended September 30, 2015, there were 252 new outlets opened and 45 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units have left the system.

Note 3 -

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014:

	Three Months Ended September 30, 2014
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
Net income	$498,976	19,866,957	$.03

Effect of dilutive securities
Options	-	1,312,633

Diluted earnings per share
Net income	$498,976	21,179,590	$.02

	Nine Months Ended September 30, 2014
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
Net income	$1,441,126	19,813,618	$.07

Effect of dilutive securities
Options	-	1,312,633

Diluted earnings per share
Net income	$1,441,126	21,126,252	$.07

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2015:

	Three Months Ended September 30, 2015
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
Net income	$261,329	20,722,497	$.01

Effect of dilutive securities
Options	-	1,290,272

Diluted earnings per share
Net Income	$261,329	22,012,769	$.01

	Nine Months Ended September 30, 2015
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)

Net income	$811,318	20,436,846	$.04

Effect of dilutive securities
Options	-	1,290,272

Diluted earnings per share
Net Income	$811,318	21,727,118	$.04

Note 4 - Note Payable - On July 1, 2015, the Company borrowed $600,000 which was evidenced by a promissory note which matures on July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to borrowings under  the Company's bank loan.  In connection with the loan, the Company issued, to the holder of the promissory  note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth including due to the Company hiring two new salespeople, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC.  There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. owns and operates two Company locations used for testing and demonstration purposes. The Company has no plans to operate any other locations. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1.  Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business, and usually require a substantially lower investment compared to a stand-alone traditional location.  Non-traditional franchises/licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business. In October 2015, the Company introduced a new modernized design for its non-traditional kiosk. The new convenience store kiosk is an improvement over the previous approach in that it has a much more modern appearance, stands out more visibly within the clutter, carves out a specific food merchandising area rather than just a grab-n-go center, and it promotes the sale of large pizzas in a much more effective way.

Licensing and Franchising the Company’s Take-N-Bake Program.  The take-n-bake pizza is designed as a unique product offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  During the period June 1, 2015 through October 31, 2015, the Company stocked, with inventory, 17 more grocery store distribution centers bringing the total to 28 grocery store distribution centers.  The 28 grocery store distribution centers represents approximately 8,500 grocery store locations of which the Company estimates that approximately 65% are viable prospects for growth over the next three years. In early 2014, the Company completed a re-design of its packaging for take-n-bake pizza in grocery stores, which is a treated bottom aluminum baking pan with a clear plastic top, added new mega-topped larger pizzas (designed as value appeal to the customers) and added a new gluten-free crust.  The Company’s strategy with these new products is to secure more shelf space in existing locations, to add appeal of the program in order to attract new locations, and to generally increase sales of the Company’s products to new and existing customers.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  In 2012, the Company developed a stand-alone take-n-bake pizza prototype.  The first stand-alone take-n-bake pizza location opened in October 2012 and, as of October 31, 2015, there are 17 locations open.  The Company’s stand-alone take-n-bake program features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, the new gluten-free pizza and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company is currently advertising for additional franchisees through various web-based franchise referral systems and the recent engagement of a national franchise broker to recruit and screen prospective franchisees.  The Company continues to develop and test several possible enhancements to the stand-alone take-n-bake concept, with a view to adding revenue to each location and reducing costs.  As a result of testing, all future locations will be opened as a "We Bake or You Bake" whereby customers can buy the pizza to bake at home or they may have the pizza baked for them.

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

The Company utilizes the following methods of reaching potential franchisees and licensees and to communicate its product and system advantages:  (1) calling from both acquired and in-house prospect lists; (2) frequent direct mail campaigns to targeted prospects; (3) web-based lead capturing; (4) live demonstrations at trade and food shows; and (5) in the case of prospects for the stand-alone take-n-bake outlets, requiring visits to the Company headquarters to meet management and to sample the products.  In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize.  There is no substitute for actually tasting the difference in a product’s quality to demonstrate the advantages of the Company’s products.  The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that such shows offer opportunities for fruitful lead generation.  The Company recently hired two experienced salespeople, a Vice President of Supermarket Development and engaged a franchise broker.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2015, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Royalties and fees	94.3%	93.8%	94.5%	94.4%
Administrative fees and other	.7	.9	.9	.8
Restaurant revenue	5.0	5.3	4.6	4.8
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	12.5	14.6	12.9	14.4
Trade show expense	6.4	7.3	6.6	6.8
Travel expense	2.9	2.9	2.8	2.9
Other operating expense	11.2	10.3	10.5	10.1
Restaurant expenses	5.0	5.6	4.9	5.5
Depreciation and amortization	1.3	1.3	1.4	1.3
General and administrative	20.0	21.2	20.2	20.4
Total expenses	59.3	63.2	59.3	61.4
Operating income	40.7	36.8	40.7	38.6
Interest and other expense	2.1	2.6	2.3	2.3
Adjust valuation of receivables	-	12.7	-	14.2
Income before income taxes	38.6	21.5	38.4	22.1
Income tax expense	14.9	8.2	14.8	8.5
Net income	23.7%	13.3%	23.6%	13.6%

Results of Operations

Total revenue decreased to $2.0 million from $2.1 million and to $6.0 million from $6.1 million for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  Franchise fees and equipment commissions (“upfront fees”) decreased to $110,000 and $213,000 from $152,000 and $318,000 during the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  Royalties and fees, less upfront fees, decreased to $1.74 million from $1.84 million for the three month period ended September 30, 2015, and royalties and fees, less upfront fees, remained approximately the same at $5.4 million for the nine-month period ended September 30, 2015 compared to the corresponding periods in 2014.  The breakdown of royalties and fees less upfront fees, for the respective three-month and nine-month periods ended September 30, 2015 and the corresponding periods in 2014 were:  royalties and fees from non-traditional franchises other than grocery stores were $1.1 million and $3.3 million and $1.13 million and $3.49 million; royalties and fees from the grocery store take-n-bake were $486,000 and $1.37 million and $415,000 and $1.13 million; royalties and fees from stand-alone take-n-bake franchises were $131,000 and $556,000 and $215,000 and $614,000; royalties and fees from traditional locations were $67,000 and $201,000 and $70,000 and $216,000.

During 2014 and early 2015, the Company began auditing the reporting of sales for computing royalties by each non-traditional franchisee and plans to continue to do so on an ongoing basis, the effect of which is unknown.  The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company invoiced the franchisees for royalties on the unreported amount.

Restaurant revenue was $104,000 and $291,000 for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $104,000 and $280,000 for the three-month and nine-month periods ended September 30, 2014. The Company only operates two locations used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages increased to 14.6% from 12.5% for the three-month period ended September 30, 2015, compared to the corresponding period in 2014 and increased to 14.4% from 12.9% for the nine-month period ended September 30, 2015, compared to 2014.  Salaries and wages increased to $288,000 from $264,000 for the three-month period ended September 30, 2015 and increased to $860,000 from $790,000 for the nine-month period ended September 30, 2015, compared to the corresponding period in 2014.

As a percentage of total revenue, trade show expenses increased to 7.3% and 6.8% from 6.4% and 6.6%, respectively, for the three-month and nine-month periods ended September 2015, compared to the corresponding periods in 2014.  Trade show expenses were $143,000 and $406,000, and $134,000 and $401,000, respectively, for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding period in 2014.

As a percentage of total revenue, travel expenses remained the same at 2.9% for the three-month periods ended September 30, 2015 and 2014, and increased to 2.9% from 2.8%, respectively, for the nine-month period ended September 30, 2015, compared to the corresponding period in 2014.  Travel expense decreased to $57,000 from $62,000 and increased to $172,000 from $171,000, respectively, for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.

As a percentage of total revenue, other operating expenses were 10.3% and 10.1%, and 11.2% and 10.5%, respectively, for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  Other operating expenses were $203,000 and $604,000, and $236,000 and $644,000 for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014.

As a percentage of total revenue, restaurant expenses increased from 5.0% to 5.6%, and from 4.9% to 5.5% for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  The Company only operates two restaurants which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses increased from 20.0% to 21.2% and from 20.2% to 20.4% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.  General and administrative expenses decreased from $421,000 to $419,000, and remained the same at $1.23 million for the three-month and nine-month periods ended September 30, 2015, respectively,  compared to the corresponding periods in 2014.

As a percentage of total revenue, total expenses increased from 59.3% to 63.2%, and  59.3% to 61.4% for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding period in 2014.  Total expenses remained approximately the same for the three-month period ended September 30, 2015 compared to the corresponding period in 2014, and increased to $3.68 million from $3.62 million for the nine-month period ended September 30, 2015 compared the corresponding period in 2014.

As a percentage of total revenue, operating income decreased to 36.8% from 40.7%, and to 38.6% from  40.7% for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014.

Interest expense, as a percentage of total revenue, increased to 2.6% from 2.1% and remained the same at 2.3% for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  Actual interest expense increased from $44,000 to $50,000 and decreased from $141,000 to $139,000 for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.

Net income before income taxes decreased from $813,000 to $425,000 and from $2.35 million to $1.32 million for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  During the three-month and nine-month periods ended in 2015, the Company made an adjustment to valuation of receivables of $250,000 and $850,000, respectively, and none in the corresponding periods in 2014. The adjustment  for valuation of receivables was made because of the age of certain recievables. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $21 million in net income before income taxes due to its net operating loss carry-forwards.

Net income decreased to $261,000 from $499,000 and to $811,000 from $1.44 million for the respective three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014.  During the three-month and nine-month periods ended September 30, 2015, the Company made an adjustment to valuation of receivables of $250,000 and $850,000, respectively, and none in the corresponding periods in 2014.

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

The Company’s current ratio was 2.2-to-1 as of September 30, 2015 compared to 2.1-to-1 as of December 31, 2014.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in 2016.  Interest on the unpaid principal balance is payable at a rate per annum of the London Interbank Offered Rate (“LIBOR”) plus 4%.  The proceeds from the term loan, net of certain fees and expenses associated with obtaining the term loan, were used to repay then-existing Bank indebtedness and borrowings from an officer of the Company, the balance of this term loan, as of September 30, 2015, was $1.4 million. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “ First Amendment”) with the Bank.   The First Amendment maintained the terms of the term loan, as described above, except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 15, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan II in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 commencing in November 2013 and continuing thereafter until the final payment in 2017.  The term loan II provides for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from term loan II were used to redeem the Series B Preferred Stock.  The balance on this term loan II, as of September 30, 2015, was $351,000.

In October 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”) with the Bank.  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal plus interest on the unpaid balance at the rate of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, to support recent growth in the grocery store take-n-bake venue.  The balance of this term loan, as of September 30, 2015, was $486,000.

On July 1, 2015, the Company borrowed $600,000 which was evidenced by a promissory note which matures on July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this note is subordinate to borrowings under  the Company's bank loan.  In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth including due to the Company hiring two new salespeople, a Vice President of Supermarket Development, and entering into an arrangement with a franchise broker.

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

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet, except that in May 2014 the FASB issued Accounting Standards Update 2014-09 regarding Revenue From Contracts With Customers.  These new standards become effective in January 2018.  The Company is currently evaluating the impact, if any, of this Accounting Standards Update.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2015, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.2 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 4% per annum on $1.4 million, LIBOR plus 6.08% on $351,000 and LIBOR plus 6.0% on $486,000 adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $15,688 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: Novmber 9, 2015	By:	/s/ Paul W. Mobley
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

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s annual report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.9	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.1	Promissory Note dated July 1, 2015 filed as Exhibit 10.10 to the Registrants Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

10.11	Warrant to purchase common stock dated July 1, 2015 filed as Exhibit 10.11 to the Registrants Form 10-Q filed on August 11, 2015, is incorporated herein by reference..

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data