Form 10-K
period 2015-12-31
NOBLE ROMANS INC
filed 2016-03-14
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark one)
 ☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           for the fiscal year ended December 31, 2015.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐  (do not check if a smaller reporting company) ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was $21.6 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  20,783,032 shares of common stock as of March 4, 2016.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN'S, INC.
FORM 10-K
Year Ended December 31, 2015

PART 1

ITEM 1.  BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza.  Pizzaco, Inc. owns and operates a Company location used for testing and demonstration purposes.  References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

Noble Roman’s Pizza

The hallmark of Noble Roman’s Pizza is “Superior quality that our customers can taste.”  Every ingredient and process has been designed with a view to produce superior results.

●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional and grocery locations shelf-stable so that dough handling is no longer an impediment to a consistent product in those types of operations.

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

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings.  The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as the centerpiece of the Company’s stand-alone take-n-bake retail outlet concept.  The Company offers the take-n-bake program in grocery stores under a license agreement rather than a franchise agreement.  The stand-alone take-n-bake pizza units are offered under a franchise agreement.  In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement.  The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its baked pizza, with slight modifications to portioning for enhanced home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items.  Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu.  The ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise.  The Company awards Tuscano’s franchises in the same facilities as Noble Roman’s Pizza franchises.    Noble Roman’s has developed a grab-n-go service system for a selected portion of the Tuscano’s menu. The grab-n-go system is designed to add sales opportunities at existing non-traditional Noble Roman’s Pizza locations.

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

Licensing and Franchising the Company’s Take-N-Bake Program.  Noble Roman's take-n-bake pizza is designed as a unique product offering for grocery stores, an add-on component for new or existing convenience store franchisees/licensees and stand-alone franchise locations.  The Company believes there is a significant growth opportunity to license additional supermarkets to sell its take-n-bake pizzas in their deli departments.

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  The Company has developed a stand-alone take-n-bake pizza prototype, which features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, a gluten-free pizza crust and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  The Company has since developed and continues to develop several enhancements to the stand-alone concept, such as "You Bake-We Bake", lunch service, limited inside seating and delivery service.

As a result of the Company’s major focus on non-traditional franchising/licensing, franchising stand-alone take-n-bake retail outlets and licensing take-n-bake pizzas for grocery stores, its requirements for overhead and operating costs are significantly less than if it were focusing on traditional franchising.  In addition, the Company does not operate restaurants, other than one location used for testing and demonstration purposes , which allows for a more complete focus on selling and servicing franchises and licenses to pursue increased unit growth.

2.  Leverage the results of research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations.  The Company will continue to make these investments the focal point in its marketing process.  The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s strategic attributes and growth potential.  Every ingredient and process was designed to produce superior results.  The menu items in  most venues were developed to be delivered in a ready-to-use format requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other complimentary menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require minimal labor, which allow for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

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

Business Operations

Distribution

The Company’s proprietary products are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce products meeting the Company’s specifications and to sell them to Company-approved distributors at prices negotiated between the Company and the manufacturer.

At present, the Company has distribution agreements with its primary distributors strategically located throughout the United States.  The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution area for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price determined by the distribution agreement.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with 29 grocery store distributors located in various parts of the country which agree to buy the Company’s products from one of its primary distributors and to distribute those products only to their grocery store customers who have signed license agreements with the Company.

Franchising

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$7,500	$10,000	$25,000
Tuscano’s Subs	$6,000	$10,000	$15,000
Noble Roman’s & Tuscano’s	$11,500	$18,000	$28,000

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) only purchase proprietary ingredients from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials.  Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a  royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the amount in trust for the Company and to remit such fees to the Company within ten days after the end of each month.

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

Many of the Company’s competitors in the non-traditional venue were established with little or no organizational history operating traditional foodservice locations.  This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees or licensees who, by the nature of the venue, often have little exposure to foodservice operations themselves.  The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

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

Employees

As of March 4, 2016, the Company employed approximately 21 persons full-time and seven persons on a part-time, hourly basis, of which 20 of the full-time employees are employed in sales and service of the franchise/license units and one full-time employee and all seven employed on a part-time manage and work the Company location.  No employees are covered under collective bargaining agreements. The Company believes that relations with its employees are good.

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

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters.  In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on the Company's business.

The Company is subject to regulation by the Federal Trade Commission (“FTC”) and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a disclosure document containing certain specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects.  State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company is subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

Officers of the Company

Executive Chairman of the Board and Chief Financial Officer - Paul W. Mobley* was Chairman of the Board, Chief Executive Officer and Chief Financial Officer from December 1991 until October 2014 when he became Executive Chairman and Chief Financial Officer.  Mr. Mobley has been a Director and an Officer since 1974.  From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby’s franchise restaurants.  Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA.  He is the father of A. Scott Mobley.

President, Chief Executive Officer, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since January 1992, Secretary since February 1993 and Chief Executive Officer since October 2014.  Mr. Mobley was Vice President from November 1988 to October 1997 and from August 1987 until November 1988 served as Director of Marketing for the Company.  Prior to joining the Company, Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company.  Mr. Mobley has a B.S. in Business Administration magna cum laude from Georgetown University and an MBA from Indiana University.  He is the son of Paul W. Mobley.

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

Vice President of Purchasing, Distribution and Supermarket Logistics - Jeffrey Naaman has been Vice President of Supermarket Procurement and Distribution since February 2016.  Before joining the Company, Mr. Naaman was Director of Sales and Marketing for Interstate Cold Storage and Director of Procurement, Produce and Foods with Caito Foods for more than five years.  Prior to Caito Foods, Mr. Naaman held various positions with Meijer Supermarkets, Fresh Encounter Supermarkets, Central Grocers Supermarkets, Dawn Foods and SuperValu/Cub Foods Supermarkets.  Mr. Naaman attended IUPUFW University.

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

Dependence on growth strategy.

The Company’s primary growth strategy includes selling new franchises or licenses for non-traditional locations, including grocery stores and stand-alone pizza retail outlets.  The opening and success of new locations will depend upon various factors, which include:  (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations;  (2) the ability of the franchisees and licensees to operate their locations effectively; (3) their ability to comply with applicable regulatory requirements;  and (4) the effect of competition and general economic and business conditions including food and labor costs.  Many of the foregoing factors are not within the Company’s control.  There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional franchises/licenses or stand-alone take-n-bake locations.

Dependence on success of franchisees and  licensees.

Most of the Company’s earnings comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees.  The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties.  If the franchisees do not accurately report their sales, the Company’s revenue could decline. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation.  Current initiatives to increase the Federal minimum wage could have an adverse financial effect on our franchisees or licensees by increasing their labor cost.

Dependence on distributors.

The success of the Company's license and franchise offerings depends upon the Company's ability to engage and retain unrelated, third-party distributors.  The Company's distributors collect and remit certain of the Company's royalties and must reliably stock and deliver products to our licensees and franchisees.  The Company's inability to engage and retain quality distributors, or a failure by distributors to peform in accordance with the Company's standards, could have a material adverse effect on the Company.

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

Obligations under loans.

The Company recently entered into an amendment of the Bank loan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana.  The lease for this property expires on March 31, 2018.

The Company also leases space for a Company-owned restaurant in Indianapolis, Indiana which is used as a demonstration and test restaurant.  The lease for this property expires December 31, 2020.

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

	2014		2015
Quarter Ended:	High	Low	High	Low
March 31	$2.24	$1.39	$2.47	$1.97
June 30	$1.65	$1.18	$2.38	$1.85
September 30	$1.76	$1.50	$2.00	$1.34
December 31	$2.22	$1.58	$1.55	$0.94

Holders of Record

As of March 4, 2016, there were approximately 265 holders of record of the Company’s common stock.  This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock.  The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved bystockholders	-	$-	-
Equity compensation plans not approved bystockholders	2,637,667	$1.22	(1)
Total	2,637,667	$1.22	(1)

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

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2011	2012	2013	2014	2015
Royalties and fees	$6,814	$6,824	$7,083	$7,479	$7,465
Administrative fees and other	44	20	24	73	56
Restaurant revenue	518	456	421	363	208
Total revenue	7,376	7,300	7,528	7,915	7,729
Operating expenses	2,202	2,348	2,527	2,716	2,774
Restaurant operating expenses	508	427	391	402	248
Depreciation and amortization	124	116	114	112	106
General and administrative	1,620	1,594	1,647	1,646	1,660
Operating income	2,922	2,815	2,849	3,039	2,941
Interest	390	413	201	190	187
Loss on restaurant discontinued	-	-	-	-	191
Adjust valuation of receivables - including the Heyser case	-	500	1,208	-	1,230
Income before income taxes from continuing operations	2,532	1,902	1,440	2,849	1,333
Income taxes	1,003	753	569	1,105	512
Net income from continuing operations	1,529	1,149	871	1,744	821
Loss from discontinued operations	(710)	(525)	(780)	(154)	(35)
Net income	$819	$624	$91	$1,590	$786
Cumulative preferred dividends	99	99	99	-	-
Net income (loss) available to common stockholders	$720	$525	$(8)	$1,590	$786
Weighted average number of common shares	19,458	19,498	19,533	19,871	20,518
Net income per share from continuing operations	$.08	$.06	$.05	$.09	$.04
Net income per share	.04	.03	.01	.08	.04
Net income per share available to common stockholders	$.04	$.03	$-	$.08	$.04

Balance Sheet Data:	2011	2012	2013	2014	2015
Working capital (deficit)	$(852)	$1,964	$1,451	$2,267	$2,805
Total assets	17,224	17,161	16,374	17,758	18,465
Long-term obligations, net of current portion	1,256	3,021	2,635	1,847	2,141
Stockholders' equity	$11,728	$12,379	$11,703	$13,766	$14,875

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, Dominican Republic and Canada.

There were 2,215 franchised or licensed outlets in operation on December 31, 2014 and 2,562 on December 31, 2015.  During the 12-month period ended December 31, 2015, 404 new franchised or licensed outlets opened and 57 franchised outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them.  Therefore, it is unknown how many grocery store licenses have left the system.

As discussed in Note 1 of the notes to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables.  At December 31, 2014 and 2015, the Company reported net accounts receivable of $3.57 million and $5.09 million, respectively, each of which were net of allowances.  The allowance at December 31, 2015 was $1.17 million to reflect the amount the Company expects to realize for the receivables.  The Company has reviewed each of its accounts and only included receivables in the amount expected to be collected.  The Company, at December 31, 2014 and December 31, 2015, had a deferred tax asset on its balance sheet totaling $9.574 million and $9.084 million, respectively.  After reviewing expected results from the Company’s current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, between 2019 and 2033.

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

	Noble Roman's, Inc. and Subsidiaries
	Condensed Consolidated Statement of Operations Data
	Years Ended December 31,
	2013		2014		2015
Royalties and fees	$7,082,548	94.1%	$7,479,334	94.5%	$7,464,963	96.6%
Administrative fees and other	24,138	0.3	72,541	0.9	56,520	0.7
Restaurant revenue	420,753	5.6	363,340	4.6	207,803	2.7
Total revenue	7,527,439	100.0	7,915,215	100.0	7,729,286	100.0

Franchise-related operating expenses:
Salaries and wages	1,056,790	14.0	1,063,076	13.4	1,141,562	14.8
Trade show expense	514,570	6.8	541,385	6.8	543,354	7.0
Travel expense	207,572	2.8	235,127	3.0	255,125	3.3
Other operating expense	747,914	9.9	876,162	11.1	834,320	10.8
Restaurant expenses	390,507	5.2	402,281	5.1	248,139	3.2
Depreciation	113,607	1.5	111,750	1.4	105,843	1.4
General and administrative	1,646,993	21.9	1,646,502	20.8	1,659,966	21.5
Total Expenses	4,677,953	62.1	4,876,283	61.6	4,788,309	62.0
Operating income	2,849,486	37.9	3,038,932	38.4	2,940,977	38.0

Interest	201,381	2.7	190,382	2.4	186,414	2.4
Loss on restaurant discontinued	-	-	-	-	191,390	2.5
Adjust valuation of receivables – including the Heyser Case	1,208,162	16.0	-	-	1,230,000	15.9

Income before income taxes	1,439,943	19.2	2,848,550	36.0	1,333,173	17.2
Incime taxes	568,406	7.6	1,104,809	14.0	512,671	6.6
Net income from continuing operations	$871,537	11.6%	$1,743,741	22.0%	$820,502	10.6%

	Quarters Ended December 31,
	2014		2015
Royalties and fees	$1,708,334	94.5%	$1,817,673	96.3%
Administrative fees and other	15,359	0.9	11,342	0.6
Restaurant revenue	83,629	4.6	59,040	3.1
Total revenue	1,807,322	100.0	1,888,055	100.0

Franchise-related operating expenses:
Salaries and wages	273,547	15.1	281,716	14.9
Trade show expense	140,540	7.8	137,753	7.3
Travel expense	64,326	3.6	83,427	4.4
Other operating expense	232,224	12.8	230,105	12.2
Restaurant expenses	100,628	5.6	62,833	3.4
Depreciation	28,286	1.6	26,780	1.4
General and administrative	417,578	23.1	431,355	22.9
Total Expenses	1,257,129	69.6	1,253,969	66.5
Operating income	550,193	30.4	634,086	33.5

Interest	49,517	2.7	47,774	2.5
Loss on restaurant discontiued	-	-	191,390	10.1
Adjust valuation of receivables – including the Heyser Case	-	-	380,000	20.1

Income before income taxes	500,676	27.7	14,923	0.8
Income taxes	198,061	10.9	5,738	0.3
Net income from continuing operations	$302,615	16.8%	9,184	0.5%

2015 Compared to 2014

Total revenue for the year 2015 was $7.7 million compared to  $7.9 million in 2014.  The reason for the decrease was the result of the restaurant discontinued, which was a part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired.  For the three months ended December 31, 2015, total revenue increased to $1.9 million from $1.8 million for the comparable period in 2014.  For the year 2015, franchise fees and equipment commissions (“Upfront Fees”) decreased to $228,000 from $392,000 for 2014.  For the three-month period ended December 31, 2015, Upfront Fees decreased to $16,000 from $74,000 for the comparable period in 2014.  Royalties and fees, less Upfront Fees, increased to $7.2 million for 2015 from $7.1 million in 2014.  For the three-month period ended December 31, 2015, royalties and fees less Upfront Fees increased to $1.8 million from $1.6 million for the comparable period in 2014.  The breakdown of royalties and fees less Upfront Fees for the year 2015 and for the three months ended December 31, 2015 compared to the comparable periods in 2014, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.4 million and $1.1 million and $4.5 million and $993,000; royalties and fees from the grocery store take-n-bake were $1.9 million and $530,000 and $1.5 million and $340,000; royalties and fees from stand-alone take-n-bake franchises were $707,000 and $151,000 and $849,000 and $234,000; royalties and fees from traditional locations were $265,000 and $64,000 and $283,000 and $67,000.  The decline in Upfront Fees was primarily the result of selling fewer franchises for the Company’s stand-alone franchises.   Most of the growth came from licensing grocery store take-n-bake locations where there are no Upfront Fees. The growth in the royalties and fees from grocery store take-n-bake locations primarily was the result of adding new locations to the system.

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

Restaurant revenue for 2015 decreased to $208,000 from $363,000 in 2014.  The reason for the decrease was the result of the restaurant discontinued, which was a part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired.  For the three-month period ended December 31, 2015, restaurant revenue decreased to $59,000 from $84,000 for the comparable period in 2014.  The Company had been operating two locations used primarily for testing and demonstration purposes, however one of those locations was a quick service restaurant ("QSR") concept, which was part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired in March 2016.

As a percentage of total revenue, salaries and wages for 2015 increased to 14.8% from 13.4% in 2014.  For the three-month period ended December 31, 2015, salaries and wages decreased to 14.9% from 15.1% for the comparable period in 2014.  Salaries and wages remained approximately the same at $1.1 million for both 2015 and 2014.  For the three-month period ended December 31, 2015, salaries and wages increased to $282,000 from $274,000 for the comparable period in 2014.

As a percentage of total revenue, trade show expenses for 2015 increased to 7.0% in 2015 from 6.8% in 2014.  For the three-month period ended December 31, 2015, trade show expenses decreased to 7.3%  from 7.8%  for the comparable period in 2014.  Trade show expenses were $543,000 and $138,000, respectively, for the year and three-month period ended December 31, 2015 compared to $541,000 and $141,000, respectively, for the comparable periods in 2014.

As a percentage of total revenue, travel expenses for 2015 increased to 3.3% from 3.0% in 2014.  For the three month period ended December 31, 2015, travel expense increased to 4.4% from 3.6% for the comparable period in 2014.  Travel expenses were $255,000 and $83,000, respectively, for the year and three-month period ended December 31, 2015 and $235,000 and $64,000, respectively, for the comparable periods in 2014.

As a percentage of total revenue, other operating expenses for 2015 decreased to 10.8% compared to 11.1% in 2014.  For the three-month period ended December 31, 2015, other operating expenses decreased to 12.2% from 12.8% for the comparable period in 2014.  Other operating expenses were $834,000 and $230,000 for the year and three-month periods ended December 31, 2015 and $876,000 and $232,000, respectively, for the comparable periods in 2014.

As a percentage of total revenue, restaurant expenses in 2015 decreased to 3.2% from 5.1% in 2014.  For the three-month period ended December 31, 2015, restaurant expenses decreased to 3.4% from  5.6% for  the comparable period in 2014.  The Company had been operating two locations used primarily for testing and demonstration purposes, however one of those locations was a QSR concept, which was part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired in March 2016.

As a percentage of total revenue, general and administrative expenses for 2015 increased to 21.5% from 20.8% in 2014.  For the three-month period ended December 31, 2015, general and administrative expenses decreased to 22.9% from 23.1% for the comparable period in 2014.   Other general and administrative expenses were $1.66 million and $431,000 for the year and three-month periods ended December 31, 2015 and $1.65 million and $418,000, respectively, for the comparable periods in 2014.

As a percentage of total revenue, total expenses for 2015 increased to 62.0% from 61.6% in 2014.  For the three-month period ended December 31, 2015, total expenses decreased to 66.5% from 69.6% for the comparable period in 2014.  Total expenses were $4.79 million and $1.25 million for the year and three-month periods ended December 31, 2015 and $4.88 million and $1.26 million, respectively, for the comparable periods in 2014.

As a percentage of total revenue, operating income for 2015 decreased to 38.0% from 38.4% in 2014. For the three-month period ended December 31, 2015, operating income increased to 33.5% from 30.4% for the comparable period in 2014.  Operating income was $2.94 million and $634,000 for the year and three-month periods ended December 31, 2015 and $3.04 million and $550,000, respectively, for the comparable periods in 2014.

Interest expense, as a percentage of total revenue, remained the same at 2.4% for both 2015 and 2014.  For the three-month period ended December 31, 2015, interest expense decreased to 2.5% from 2.7% for the comparable period in 2014.  Actual interest expense decreased to $186,000 and $48,000, respectively, for the year and three month period ended December 31, 2015 compared to $190,000 and $50,000, respectively, for the comparable periods in 2014.  The primary reason for the decrease in interest expense was the continued amortization of the principal balance of notes payable partially offset by a slightly higher effective rate of interest.

Loss on restaurant discontinued was $191,390 in 2014 and none in 2013. This restaurant was part of the discontinued operations in 2008 but the decision was made at that time to continue to operate this location until the lease (renewed in 2010) expired.  This is a non-recurring expense.

Net income before income taxes from continuing operations for 2015 decreased to $1.3 million from $2.8 million in 2014;  however, 2015 included a valuation allowance of $1.2 million related to receivables including the Heyser case and a loss on restaurant discontinued of $191,000.  For the three-month period ended December 31, 2015,  net income before income taxes from continuing operations was $15,000 compared to $501,000 for the comparable period in 2014, however, included in the three-month period ended December 31, 2015 was a valuation allowance of $380,000 related to receivables including the Heyser case and a loss on restaurant discontinued of $191,000.   Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $21.4 million in net income before income taxes due to its net operating loss carry-forwards.

Loss on discontinued operations was approximately $35,000 in 2015 and $154,000 in 2014.  This loss on discontinued operations was the result of the issues related to the discontinued operations in 1999 and 2008, most of which have been resolved.  The loss in 2015 consisted of $4,800 as a final payment on a property that was closed in conjunction with the 1999 discontinued operations.  In addition, the Company incurred a loss of $30,000 for rent and legal fees related to the operations discontinued in 2008.

Net income for 2015 decreased to $786,000 from $1.6 million in 2014.   The decrease in net income was primarily a result of recognizing a valuation allowance of $1.2 million for receivables including the Heyser case in 2015.

2014 Compared to 2013

Total revenue for the year 2014 increased to $7.9 million from $7.5 million in 2013.  For the three months ended December 31, 2014, total revenue increased to $1.8 million from $1.7 million for the comparable period in 2013.  For the year 2014, Upfront Fees decreased to $392,000 from $883,000 for 2013.  For the three-month period ended December 31, 2014, Upfront Fees decreased to $74,000 from $147,000 for the comparable period in 2013.  Royalties and fees, less Upfront Fees, increased to $7.1 million for 2014 from $6.2 million in 2013, or a 14% increase.  For the three-month period  ended December 31, 2014, royalties and fees less Upfront Fees increased to $1.6 million from $1.5 million for the comparable period in 2013, or a 7% increase.  The breakdown of royalties and fees less Upfront Fees for year 2014 and for the three months ended December 31, 2014 compared to the comparable periods in 2013, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.5 million and $993,000 and $4.3 million and $1.0 million; royalties and fees from the grocery store take-n-bake were $1.5 million and $340,000 and $1.3 million and $257,000; royalties and fees from stand-alone take-n-bake franchises were $849,000 and $234,000 and $310,000 and $146,000; royalties and fees from traditional locations were $283,000 and $67,000 and $313,000 and $74,000. The decline in Upfront Fees was the result of selling fewer franchises for the Company’s stand alone take-n- bake franchises. The growth in the royalties and fees from grocery store take-n-bake locations primarily was the result of adding new packaging and new products.

Restaurant revenue for 2014 decreased to $363,000 from $421,000 in 2013.  For the three-month period ended December 31, 2014, restaurant revenue increased to $84,000 from $83,000 for the comparable period in 2013.  The Company only operated two locations used primarily for testing and demonstration purposes.

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

As a percentage of total revenue, trade show expenses for 2014 remained the same as 2013 at 6.8%.  For the three-month period ended December 31, 2014, trade show expenses increased to 7.8%  from 7.2%  for the comparable period in 2013.  Trade show expenses were $541,000 and $141,000, respectively, for the year and three-month period ended December 31, 2014 compared to $515,000 and $124,000, respectively, for the comparable periods in 2013.

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

As a percentage of total revenue, general and administrative expenses for 2014 decreased to 20.8% from 21.9% in 2013.  For the three-month period ended December 31, 2014, general and administrative expenses decreased to 23.1% from 24.0% for the comparable period in 2013.   The decrease in general and administrative expenses, as a percentage of total revenue, was the result of revenue increases.

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

Net income before income taxes from continuing operations for 2014 increased to $2.8 million from $1.4 million in 2013;  however, 2013 included a valuation allowance of $1.2 million related to the Heyser case.   For the three-month period ended December 31, 2014,  net income before income taxes from continuing operations was $501,000 compared to a loss of $712,000 for the comparable period in 2013.  Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company did not pay any income tax on its net income before income taxes due to its net operating loss carry-forwards.

Loss on discontinued operations decreased to $153,000 in 2014 compared to $780,000 in 2013. This decrease was the result of resolution of issues related to the discontinued operations in 1999 and 2008.

Net income for 2014 increased to $1.6 million from $91,000 in 2013.   The increase in net income was a result of the Company’s strategies to increase revenue while maintaining total expenses relatively stable. In addition, the Company’s net income in 2013 was reduced by the recording of a valuation allowance related to the Heyser case with an after-tax effect of $730,000.

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

Liquidity and Capital Resources

The Company’s current strategy is to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and franchising stand-alone take-n-bake locations.  This strategy is intended to not require any significant increase in expenses.  The Company does not intend to operate any restaurants except for the location it is currently using for testing and demonstration purposes.  This strategy requires limited overhead and operating expense and does not require significant capital investment.

The Company’s current ratio was 2.9-to-1 as of December 31, 2015 compared to 2.1-to-1 as of December 31, 2014.

In May, 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due in May, 2016.  In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”).  The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan in the original amount of $825,000, used to redeem the Series B Preferred Stock, requiring  monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017.  The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from the term loan were used to redeem the Series B Preferred Stock.

In October, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal in the amount of $19,444 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital, as a result of the recent growth in the grocery store take-n-bake venue.

In July, 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which matures in July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to borrowings under the Company's bank loan.  In connection with the loan, the Company issued, to the holder of the promissory  note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker.

In December 2015, the Company borrowed $175,000 from two officers of the Company, which are evidenced by promissory notes which mature in January 2017.  Interest on the notes are payable at the rate of 10% per annum quarterly in arrears and the loans are unsecured.

In January, 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”).  Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of  principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The new term loan matures March 31, 2017 when all remaining principal balance becomes due.  In addition, the Third Amendment provides for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.  Interest on the outstanding balance of the revolving loan is payable at the rate of LIBOR plus 6% per annum payable monthly in arrears.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan at least until March 31, 2017 when the Company may need to refinance its $1.2 million remaining debt.  The Company’s cash flow projections are based on the Company’s strategy of focusing on growth in non-traditional venues, growth in the number of grocery store locations licensed to sell the take-n-bake pizza and the anticipated growth from franchising stand-alone locations.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet except:

The FASB recently issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies and early adoption is permitted.

On February 25, 2016, the FASB issued ASU 2016-02, its highly-anticipated leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt (1)	$2,742,535	$601,081	$2,141,454	$-
Operating leases	499,759	206,290	245,183	48,286
Total	$3,242,294	$807,371	$2,386,637	$48,286

(1)  The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, the ability to refinance its debt in 2017, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including stand-alone take-n-bake locations, general economic conditions,  changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” above in this annual report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2015, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.0 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 6% per annum  adjusted on a monthly basis.  Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $16,900 over the succeeding 12-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2014	2015
Current assets:
Cash	$200,349	$194,021
Accounts receivable - net	1,687,954	2,007,751
Inventories	381,400	492,222
Prepaid expenses	467,721	634,016
Deferred tax asset - current portion	1,675,000	925,000
Total current assets	4,412,424	4,253,010

Property and equipment:
Equipment	1,383,380	1,376,190
Leasehold improvements	88,718	88,718
	1,472,098	1,464,908
Less accumulated depreciation and amortization	1,041,951	1,092,785
Net property and equipment	430,147	372,123
Deferred tax asset (net of current portion)	7,899,497	8,158,523
Other assets including long-term portion of accounts receivable - net	5,015,931	5,681,272
Total assets	$17,757,999	$18,464,928
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$1,469,028	$601,081
Accounts payable and accrued expenses	676,386	847,418
Total current liabilities	2,145,414	1,448,499

Long-term obligations:
Notes payable to bank (net of current portion)	1,846,736	1,366,454
Notes payable to officers	-	175,000
Note payable to Kingsway America	-	600,000
Total long-term liabilities	1,846,736	2,141,454

Stockholders’ equity:
Common stock – no par value (25,000,000 shares authorized, 20,095,087 issued and outstanding as of December 31, 2014 and 20,775,921 issued and outstanding as of December 31, 2015)	23,970,654	24,294,002
Accumulated deficit	(10,204,805)	(9,419,027)
Total stockholders’ equity	13,765,849	14,874,975
Total liabilities and stockholders’ equity	$17,757,999	$18,464,928

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2013	2014	2015
Royalties and fees	$7,082,548	$7,479,334	$7,464,963
Administrative fees and other	24,138	72,541	56,520
Restaurant revenue	420,753	363,340	207,803
Total revenue	7,527,439	7,915,215	7,729,286

Operating expenses:
Salaries and wages	1,056,790	1,063,076	1,141,562
Trade show expense	514,570	541,385	543,354
Travel expense	207,572	235,127	255,125
Other operating expenses	747,914	876,162	834,320
Restaurant expenses	390,507	402,281	248,139
Depreciation and amortization	113,607	111,750	105,843
General and administrative	1,646,993	1,646,502	1,659,966
Total expenses	4,677,953	4,876,283	4,788,309
Operating income	2,849,486	3,038,932	2,940,977

Interest	201,381	190,382	186,414
Loss on restaurant discontinued	-	-	191,390
Adjust valuation of receivables - including Heyser case	1,208,162	-	1,230,000
Income before income taxes from continuing operations	1,439,943	2,848,550	1,333,173
Income tax expense	568,406	1,104,809	512,671
Net income from continuing operations	871,537	1,743,741	820,502

Loss from discontinued operations net of tax benefit of $511,893 for 2013, $97,284 for 2014 and $21,697 for 2015	(780,440)	(153,545)	(34,724)
Net income	91,097	1,590,196	785,778
Cumulative preferred dividends	99,000	-	-
Net income (loss) available to common stockholders	$(7,903)	$1,590,196	$785,778
Earnings per share - basic:
Net income from continuing operations	$.05	$.09	$.04
Net loss from discontinued operations net of tax benefit	$(.04)	$(.01)	$(.00)
Net income	$.01	$.08	$.04
Net income available to common stockholders	$-	$.08	$.04
Weighted average number of common shares outstanding	19,533,201	19,870,904	20,517,846

Diluted earnings per share:
Net income from continuing operations	$.05	$.08	$.04
Net loss from discontinued operations net of tax benefit	$(.04)	$(.01)	$(.00)
Net income	$.01	$.07	$.04
Weighted average number of common shares outstanding	20,472,908	21,204,439	21,439,242

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	Deficit	Total

Balance at December 31, 2012	$800,250	19,516,589	$23,366,058	$(11,787,098)	$12,379,210

2013 net income				91,097	91,097

Cumulative preferred dividends				(99,000)	(99,000)

Amortization of value of stock options			117,118		117,118

Redeemed preferred stock	(800,250)				(800,250)

Issurance cost of preferred stock			(24,750)		(24,750)

Exercise of employee stock options		68,500	39,975		39,975
Balance at December 31, 2013	$-	19,585,089	$23,498,401	$(11,795,001)	$11,703,400

2014 net income				1,590,196	1,590,196

Cashless exercise of employee stock option		214,998

Amortization of value of stock options			48,815		48,815

Stock issued in exchange for payables		180,000	318,208		318,208

Exercise of employee stock options		115,000	105,230		105,230
Balance at December 31, 2014	$-	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

2015 net income				785,778	785,778

Cashless exercise of employee stock option		360,167

Amortization of value of stock options			26,962		26,962

Stock issued in exchange for payables		50,000	95,000		95,000

Exercise of employee stock options		270,667	201,386		201,386
Balance at December 31, 2015	$-	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2013	2014	2015
Net income	$91,097	$1,590,196	$785,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,241	128,265	98,826
Deferred income taxes	568,406	1,007,526	490,974
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(188,425)	(419,166)	(319,797)
Inventories	123,018	(43,578)	(110,822)
Prepaid expenses	(92,397)	4,344	(166,295)
Other assets including long-term portion of accounts receivable	738,029	(1,861,460)	(665,341)
Increase in:
Accounts payable and accrued expenses	308,093	263,622	322,453
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,722,062	669,749	435,776

INVESTING ACTIVITIES
Purchase of property and equipment	(11,958)	(22,176)	(13,840)
NET CASH USED BY INVESTING ACTIVITIES	(11,958)	(22,176)	(13,840)

FINANCING ACTIVITIES
Payment of cumulative preferred dividends	(99,000)	-	-
Payment of principal outstanding on bank loan	(1,244,375)	(1,235,694)	(1,348,229)
Redemption of all preferred stock outstanding	(825,000)	-	-
Proceeds from new bank loan net of closing costs	821,454	697,704	-
Proceeds from new Kingsway America loan	-	-	600,000
Proceeds from officers loans	-	-	175,000
Proceeds from the exercise of stock options	39,975	105,230	201,386

NET CASH USED BY FINANCING ACTIVITIES	(1,306,946)	(432,760)	(371,843)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(389,725)	(172,251)	(56,421)

Increase (decrease) in cash	13,433	42,562	(6,328)
Cash at beginning of year	144,354	157,787	200,349
Cash at end of year	$157,787	$200,349	$194,021

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2014, options to purchase 215,000 shares at $.36, 20,000 shares at $.83 and 40,000 shares at $.95 were exercised pursuant to the cashless exercise provision of the options and the holders received a total of 214,998 shares of common stock.  Also in 2014, the Company issued 180,000 shares of common stock in exchange for $318,000 in payables.

In 2015, options to purchase 90,000 shares at $.36 per share, 100,000 shares at $.95 per share, 300,000 shares at $1.05 per share, 66,666 shares at $.58 per share and 30,000 shares at $.90 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 360,167 shares of common stock.   Also in 2015, the Company issued 50,000 shares of common stock in exchange for $95,000 in payables.

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

Intangible Assets:  Debt issue costs are amortized to interest expense ratably over the term of the applicable debt.  The debt issue cost being amortized is $163,727 with accumulated amortization at December 31, 2015 of $125,503.

Royalties, Administrative and Franchise Fees:  Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits including interest per the franchise agreement and other inspections as they come due and payable by the franchisee.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors.  Administrative fees are recognized as income monthly as earned.  Initial franchise fees are recognized as income when the services for the franchised restaurant are substantially completed.

Exit or Disposal Activities Related to Discontinued Operations:  The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes:  The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.  The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset.  As of December 31, 2015, the net operating loss carry-forward was approximately $21.4 million which expires between the years 2019 and 2033.  Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2013, 2014 and 2015.  The Company’s federal and various state income tax returns for 2012 through 2015 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2013:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$91,097
Less preferred stock dividends	(99,000)

Earnings per share – basic
Loss available to common
stockholders	(7,903)	19,533,201	$-
Effect of dilutive securities		(939,707)
Options
Convertible preferred stock	99,000	-

Diluted earnings per share
Income available to common stockholders
and assumed conversions	$91,097	20,472,908	$.01

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2014:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share – basic
Net income	$1,590,196	19,870,904	$.08
Effect of dilutive securities
Options	-	1,333,535

Diluted earnings per share
Net income	$1,590,196	21,204,439	$.07

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2015:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share – basic
Net income	$785,778	20,517,846	$.04
Effect of dilutive securities
Options	-	921,396

Diluted earnings per share
Net income	$785,778	21,439,242	$.04

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report.  In January, 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”) with the Bank.  Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of  principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The new term loan matures March 31, 2017 when all remaining principal balance becomes due.  In addition, the Third Amendment provides for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.  Interest on the outstanding balance of the revolving loan is payable at the rate of LIBOR plus 6% per annum payable monthly in arrears.

No subsequent event required recognition or disclosure except as discussed above.

Note 2:  Accounts Receivable

At December 31, 2014 and 2015, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2014 and 2015 will be collected.  The allowance to reduce the receivables to anticipated net realizable value at December 31, 2015 was $1.17 million.

In 2012, the Company dismissed its counterclaims against certain plaintiffs in the lawsuit related to the operations discontinued in 2008 and reduced the net realizable value by $500,000 related to the Company’s counterclaims against the plaintiffs in the lawsuit referenced above.  In 2013, based on a judgment that was entered in February 2014 in the lawsuit, the Company reduced the carrying value of the receivables subject to the counterclaims by $1.1 million.  Since the right to receive passive income in the form of royalties is not a part of the discontinued operations, the adjustments to reflect these two charges were made to continuing operations.  In 2015, the Company made an adjustment for valuation of receivables, including the Heyser case above, of $1.2 million.

Note 3:  Notes Payable

In May, 2012, the Company entered into a Credit Agreement with Bank for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of  approximately $104,000 plus interest with a final payment due in May, 2016.  In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”).  The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February, 2017.  All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%.  The First Amendment also provided for a new term loan in the original amount of $825,000, used to redeem the Series B Preferred Stock, requiring  monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017.  The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08%.  Proceeds from the term loan were used to redeem the Series B Preferred Stock.

In October, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal in the amount of $19,444 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The terms and conditions of the Credit Agreement were otherwise unchanged.  The Company used the proceeds from the loan for additional working capital and certain equipment for use in supermarkets, as a result of the growth in the grocery store take-n-bake venue.

In January, 2016, the Company entered into the Third Amendment (the "Third Amendment").  Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of  principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The new term loan matures March 31, 2017 when all remaining principal balance becomes due.  In addition, the Third Amendment provides for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.  Interest on the outstanding balance of the revolving loan is payable at the rate of LIBOR plus 6% per annum payable monthly in arrears.

The Company’s obligations under the term loans  are secured by the grant of a security interest in essentially all assets of the Company and a personal guaranty of an officer and certain restrictions apply to the Company such as a prohibition on the payment of dividends on common stock, as set forth in the Credit Agreement.

In July, 2015, the Company borrowed $600,000, evidenced by a promissory note which matures on July 1, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to borrowings under  the Company's bank loan.  In connection with the loan, the Company issued, to the holder of the promissory  note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker.  In December 2015 the Company borrowed $175,000 from two officers of the Company evidenced by promissory notes which matures in January 2017.Interest on the notes is payable at the rate of 10% per annum payable quarterly in arrears and these loans are unsecured.

Interest paid on the Company's loans in 2015 was $139,328.

Note 4:  Royalties and Fees

Approximately $788,000, $313,000 and $163,000 are included in the  2013, 2014 and 2015, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees.  Also included in royalties and fees were approximately $95,000, $80,000 and $65,000 in 2013, 2014 and 2015, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee.  A substantial portion of the Company’s ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

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

There were 2,215 franchised or licensed outlets in operation on December 31, 2014 and 2,562 on December 31, 2015.  During the 12-month period ended December 31, 2015, there were 404 new franchised or licensed outlets opened and 57 franchised or licensed outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them.  Therefore, it is unknown of the 1,797 included in the December 31, 2015 count, how many grocery store licenses were actually operating at any given time.

Note 5:  Contingent Liabilities for Leased Facilities

The Company is no longer contingently liable on any leased facilities.

The Company has future obligations of $499,759 under current operating leases as follows: due in less than one year $206,290, due in one to three years $245,183 and due in three to five years $48,286.

Note 6:  Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of  $9.57 million at December 31, 2014 and $9.08 million at December 31, 2015, which expires between the years 2019 and 2033.  In 2013, 2014 and 2015, the Company used deferred benefits to offset its tax expense of $568,000, $1.1 million and $513,000, respectively, and tax benefits from loss on discontinued operations of  $512,000 in 2013, $97,000 in 2014 and $22,000 in 2015.  As a result of the loss carry-forwards, the Company did not pay any income taxes in 2013, 2014 and 2015.  There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7:  Common Stock

On March 23, 2015, an employee exercised a stock option for 30,000 shares of common stock at a price of  $.36.  On April 23, 2015, an employee exercised a stock option for 100,000 shares of common stock at a price of $.95 in a cashless exercise and was issued 58,696 shares of common stock, an stock option for 300,000 shares of common stock at a price of $1.05 in a cashless exercise and was issued 163,043 shares of common stock, and a stock option for 66,666 shares of common stock at a price of $.58 in a cashless exercise and was issued 49,855 shares of common stock.  On April 24, 2015, an employee exercised a stock option for 66,667 shares of common stock at a price of $.58 per share .  On April 27, 2015, an employee exercised a stock option for 30,000 shares of common stock at a price of $.90 in a cashless exercise and was issued 18,412 shares of common stock.   On May 12, 2015, an employee exercised a stock option for 100,000 shares of common stock at a price of $1.05 per share.  On June 5, 2015, a director exercised a stock option for 45,000 shares of common stock at a price of $.36 per share in a cashless exercise and was issued 36,900 shares of common stock.  On June 29, 2015, an employee exercised a stock option for 30,000 shares of common stock at a price of $.58 per share.   On June 29, 2015,an  employee exercised a stock option for 4,000 shares of common stock at a price of $.58 per share.  On July 23, 2015,  an employee exercised a stock option for 15,000 shares of common stock at a price of $.68 per share.  On August 31, 2015, an employee exercised a stock option for 25,000 shares of common stock at a price of $.68 per share.  On November 19, 2015, a director exercised a stock option for 45,000 shares of common stock at a price of $.36 per share in a cashless exercise and was issued 33,261 shares of common stock.  On June 12, 2015, the Company issued 50,000 shares of common stock as payment of certain payables at an issuance price of $1.90 per share.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2015, the Company had the following employee stock options outstanding:

# Common Shares Represented	Exercise Price
47,500	$ 2.30
155,000.95
1,400,000	1.05
31,000.90
143,667.58
230,500	1.30
267,500	1.55
362,500	1.85
As of December 31, 2015, options for 1,907,166 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2013, 2014 and 2015:

Expected volatility	20% to 30%
Expected dividend yield	None
Expected term (in years)	3 to 5
Risk-free interest rate	1.62% to 2.64%

The following table sets forth the number of options outstanding as of December 31, 2012, 2013, 2014 and 2015 and the number of options granted, exercised or forfeited during the years ended December 31, 2013, December 31, 2014 and December 31, 2015:

Balance of employee stock options outstanding as of 12/31/12	3,266,500
Stock options granted during the year ended 12/31/13	273,000
Stock options exercised during the year ended 12/31/13	(68,500)
Stock options forfeited during the year ended 12/31/13	(13,500)
Balance of employee stock options outstanding as of 12/31/13	3,457,500
Stock options granted during the year ended 12/31/14	370,000
Stock options exercised during the year ended 12/31/14	(390,000)
Stock options forfeited during the year ended 12/31/14	(2,500)
Balance of employee stock options outstanding as of 12/31/14	3,435,000
Stock options granted during the year ended 12/31/15	410,000
Stock options exercised during the year ended 12/31/15	(877,333)
Stock options forfeited during the year ended 12/31/15	(330,000)
Balance of employee stock options outstanding as of 12/31/15	2,637,667

The following table sets forth the number of non-vested options outstanding as of December 31, 2012, 2013, 2014 and 2015, and the number of stock options granted, vested and forfeited during the years ended December 31, 2013, 2014 and 2015.

Balance of employee non-vested stock options outstanding as of 12/31/12	2,187,000
Stock options granted during the year ended 12/31/13	273,000
Stock options vested during the year ended 12/31/13	(1,031,000)
Stock options forfeited during the year ended 12/31/13	(12,500)
Balance of employee non-vested stock options outstanding as of 12/31/13	1,416,500
Stock options granted during the year ended 12/31/14	370,000
Stock options vested during the year ended 12/31/14	(755,000)
Stock options forfeited during the year ended 12/31/14	-
Balance of employee non-vested stock options outstanding as of 12/31/14	1,031,500
Stock options granted during the year ended 12/31/15	410,000
Stock options vested during the year ended 12/31/15	(380,999)
Stock options forfeited during the year ended 12/31/15	(330,000)
Balance of employee non-vested stock options outstanding as of 12/31/15	730,501

During 2015, employee stock options were granted for 410,000 shares, options for 877,333 shares were exercised and options for 330,000 shares were forfeited.  At December 31, 2015, the weighted average grant date fair value of non-vested options was $1.65 per share and the weighted average grant date fair value of vested options was $1.06 per share.  The weighted average grant date fair value of employee stock options granted during 2013 was $1.30, during 2014 was $1.55 and during 2015 was $1.85.  Total compensation cost recognized for share-based payment arrangements was $117,118 with a tax benefit of $46,390 in 2013, $48,815 with a tax benefit of $18,935 in 2014, and $26,961 with a tax benefit of $10,369 in 2015.  As of December 31, 2015, total compensation cost related to non-vested options was $92,500, which will be recognized as compensation cost over the next six to 30 months.  No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets except:

The FASB recently issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies and early adoption is permitted.

On February 25, 2016, the FASB issued ASU 2016-02, its highly-anticipated leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

Note 9:  Loss on Restaurant Discontinued

This restaurant was a part of the discontinued operations in 2008 but the decision was made to continue to operate this location until the lease (renewed in 2010) expired.  This is a non-recurring expense.

Note 10:  Loss from Discontinued Operations

The Company made the decision in 1999 to discontinue operations of its full-service restaurants and made the decision in late 2008 to discontinue the business of operating traditional quick service restaurants.  As a result, the Company charged off or dramatically lowered the carrying value of all receivables related to the traditional restaurants and accrued future estimated expenses related to the estimated cost to prosecute a lawsuit related to those discontinued operations.  The ongoing right to receive passive income in the form of royalties is not a part of the discontinued segment.

A full-service restaurant that was closed in conjunction with the business activity discontinued in 1999 was sublet to an unrelated party.  In late 2008, the Company lost that sub-tenant and the building was severely damaged by a tornado.  As a result, the Company incurred additional cost related to the 1999 discontinued operations as well as the ones that were discontinued in 2008.

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

The Company reported a net loss on discontinued operations of $153,000 in 2015.  This consisted of $4,800 as a final payment on a property that was closed in conjunction with the 1999 discontinued operations.  In addition, the Company incurred a loss of $30,000 for rent and legal fees related to the operations discontinued in 2008.

Note 11:  Contingencies

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

Jeffrey R. Gaither, a former Director, is Managing Partner of  Bose McKinney & Evans, LLP, a law firm that performs legal services for the Company.  The Company paid Bose McKinney for services rendered in the approximate amount of  $200,000, $320,000 and $95,000 in 2013, 2014 and 2015, respectively.

In December 2015, the Company borrowed $175,000 from two officers of the Company evidenced by promissory notes which mature in January 2017.  Interest on the notes is payable at the rate of 10% per annum payable quarterly in arrears and these notes are unsecured.

The Company executed a franchise agreement for three stand-alone take-n-bake retail outlets during 2012.  The franchisee includes partial ownership by certain officers of the Company, however, these individuals are not involved in the management of the franchisee’s operations.  The Company recognized license fee revenue from the franchisee in the approximate amount of $30,400, $22,600 and $27,500 for the years ended December 31, 2013, 2014 and 2015, respectively.  The Company has advanced funds to the franchisee in the approximate amount of $323,000 and $597,000 at December 31, 2014 and 2015, respectively, which are unsecured and noninterest bearing, and are a component of “Other assets including long-term portion of accounts receivable – net” on the accompanying Consolidated Balance Sheets.  The Company’s future maximum exposure to loss could only increase if the Company voluntarily provided additional financial support to the franchisee.  Neither the Company, nor any officers of the Company, have guaranteed any obligations of the franchisee.  While the franchisee has been determined to be a variable interest entity as defined by accounting principles generally accepted in the United States of America, management has determined that the Company has a significant variable interest but does not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance.  Therefore, the Company is not the primary beneficiary of the franchisee, and as such, is not required to present consolidated financial statements with the franchisee.

Note 13: Unaudited Quarterly Financial Information

	Quarter Ended
2015	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,888	$1,918	$2,096	$1,827
Operating income	634	725	918	664
Loss on restaurant discontinued	191	-	-	-
Valuation allowance for receivables - including Heyser case	380	250	600	-
Net income before income taxes from continuing operations	15	425	276	618
Net income (loss) from continuing operations	10	261	170	380
Loss from discontinued operations	(35)	-	-	-
Net income (loss)	(25)	261	170	380
Net income from continuing operations per common share
Basic	-	.01	.01	.02
Diluted	-	.01	.01	.02
Net income per common share
Basic	-	.01	.01	.02
Diluted	-	.01	.01	.02

	Quarter Ended
2014	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,807	$2,107	$2,089	$1,912
Operating income	550	857	855	777
Net income before income taxes from continuing operations	501	813	808	727
Net income from continuing operations	303	499	503	439
Loss from discontinued operations	154	-	-	-
Net income	149	499	503	439
Net income from continuing operations per common share
Basic	.02	.03	.03	.02
Diluted	.01	.02	.02	.02
Net income per common share
Basic	.01	.03	.03	.02
Diluted	.01	.02	.02	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
March 14, 2016

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this item is included under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2016 Proxy Statement and is incorporated herein by reference.

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

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant's Form 10-Q filed on August 11, 2015, is incorporated herein by reference.
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

10.7
Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.7 to the Registrants Annual Report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.
10.9	Agreement dated April 8, 2015, by and among Noble Roman's, Inc. and the shareholder parties, filed as Exhibit 10.1 to Registrant's Form 8-K filed on April 8, 2015, is incorporated herein by reference.
10.10	Promissory Note payable to Kingsway America, Inc., dated July 1, 2015, filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on August 11, 2015, is incoporated herein by reference.
10.11	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed herewith.
10.12	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed herewith.
10.13	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed herewith.
10.14	Promissory Note payable to Paul Mobley, dated December 21, 2015, filed herewith.
10.15	Promissory Note payable to A. Scott Mobley, dated December 21, 2015, filed herewith.
21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)
31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. Certification under Section 1350
32.2	C.F.O. Certification under Section 1350
101	Interactive Financial Data

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: March 14, 2016	By:	/s/ Scott Mobley
Scott Mobley, President and Chief Executive
Officer

Date: March 14, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of  1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board,
Chief Financial Officer and Director

Date: March 14, 2016	By:	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: March 14, 2016	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 14, 2016	By:	/s/ Schuster Tanger
Schuster Tanger
Director