Form 10-Q
period 2016-03-31
NOBLE ROMANS INC
filed 2016-05-12
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of May 6, 2016, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2015 and March 31, 2016 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months ended March 31, 2015 and 2016 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2016 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2016 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	March 31, 2016
Current assets:
Cash	$194,021	$143,893
Accounts receivable - net	2,007,751	1,723,613
Inventories	492,222	630,919
Prepaid expenses	634,016	690,017
Deferred tax asset - current portion	925,000	925,000
Total current assets	4,253,010	4,113,442

Property and equipment:
Equipment	1,376,190	1,380,015
Leasehold improvements	88,718	88,718
	1,464,908	1,468,733
Less accumulated depreciation and amortization	1,092,785	1,108,809
Net property and equipment	372,123	359,924
Deferred tax asset (net of current portion)	8,158,523	7,938,701
Other assets including long-term portion of receivables - net	5,681,272	6,433,835
Total assets	$18,464,928	$18,845,902

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loans payable to bank	$601,081	$1,858,247
Notes payable to officers	-	160,000
Revolving line of credit	-	500,000
Accounts payable and accrued expenses	847,418	487,989
Total current liabilities	1,448,499	3,006,236

Long-term obligations:
Term loans payable to bank – net of current portion	1,366,454	-
Notes payable to officers	175,000	-
Notes payable to Kingsway America	600,000	600,000
Total long-term liabilities	2,141,454	600,000

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 20,775,921 issued and outstanding as of December 31, 2015 and 20,783,032 issued and outstanding as of March 31, 2016)	24,294,002	24,308,894
Accumulated deficit	(9,419,027)	(9,069,228)
Total stockholders' equity	14,874,975	15,239,666
Total liabilities and stockholders’ equity	$18,464,928	$18,845,902

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2015	2016
Revenue:
Royalties and fees	$1,772,571	$1,716,311
Administrative fees and other	11,749	11,074
Restaurant revenue	42,686	51,494
Total revenue	1,827,006	1,778,879

Operating expenses:
Salaries and wages	279,518	251,308
Trade show expense	126,115	128,436
Travel expense	56,146	61,267
Other operating expenses	207,627	195,313
Restaurant expenses	51,771	45,732
Depreciation and amortization	26,354	29,412
General and administrative	402,158	405,809
Total expenses	1,149,689	1,117,277
Operating income	677,317	661,602

Interest	46,035	55,205
Loss on restaurant discontinued	46,341	36,776
Income before income taxes	584,941	569,621

Income tax expense	237,493	219,822
Net income	$347,448	$349,799

Earnings per share – basic:
Net income	$.02	$.02
Weighted average number of common shares outstanding	20,098,087	20,778,422

Diluted earnings per share:
Net income	$.02	$.02
Weighted average number of common shares outstanding	21,877,128	20,835,847

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

Net income for three months ended March 31, 2016			349,799	349,799

Cashless exercise of employee stock option	7,111

Amortization of value of employee stock options		14,892		14,892

Balance at March 31, 2016	20,783,032	$24,308,894	$(9,069,228)	$15,239,666

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2015	2016
Net income	$347,448	$349,799
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	34,122	30,916
Deferred income taxes	237,493	219,822
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(62,228)	(92,944)
Inventories	17,997	(138,697)
Prepaid expenses	(76,960)	(56,001)
Other assets	(86,829)	(375,481)
Increase in:
Accounts payable and accrued expenses	25,404	(315,826)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	436,447	(378,412)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,169)	(3,825)
NET CASH USED IN INVESTING ACTIVITIES	(5,169)	(3,825)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(381,840)	(109,288)
Payment on officer loan	-	(15,000)
Proceeds from the exercise of employee stock options	10,800	-
Proceeds from revolving bank line of credit	-	500,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(371,040)	375,712

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(67,255)	(43,603)

Decrease in cash	(7,017)	(50,128)
Cash at beginning of period	200,349	194,021
Cash at end of period	$193,332	$143,893

Supplemental schedule of investing and financing activities

Cash paid for interest	$44,822	$77,919

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Note 2 – Royalties and fees included $37,000 and $51,490 for the three-month periods ended March 31, 2015 and 2016, respectively, of initial franchise fees.  Royalties and fees included $29,054 and $4,108 for the three-month periods ended March 31, 2015 and 2016, respectively, of equipment commissions.  Royalties and fees, less initial franchise fees and equipment commissions were $1,706,517 and $1,660,713 for the three-month periods ended March 31, 2015 and 2016, respectively.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee.

There were 2,562 franchises/licenses in operation on December 31, 2015 and 2,632 franchises/licenses in operation on March 31, 2016.  During the three-month period ended March 31, 2016, there were 81 new outlets opened and 11 outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them.   Therefore, it is unknown how many licensed grocery store units included in the 2,632 count above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2015:

	Three Months Ended March 31, 2015
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
Net income	$347,448	20,098,087	$.02

Effect of dilutive securities
Options		1,779,041

Diluted earnings per share
Net income per share with assumed conversions	$347,448	21,877,128	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2016:

	Three Months Ended March 31, 2016
	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
Net income	$349,799	20,778,422	$.02

Effect of dilutive securities
Options		57,425

Diluted earnings per share
Net income per share with assumed conversions	$349,799	20,835,847	$.02

Note 4 - At the end of December 2015, the decision was made to discontinue a restaurant that had been previously been used for demonstration and training purposes.  This restaurant was a part of the discontinued operations in 2008 but the decision was made at the time to continue operating this location until the lease expired.  Since it was a restaurant discontinued, the revenue and expense for the full year were taken out of the 2015 operating income and expense and shown as a loss on restaurant discontinued separate from the ongoing operations.  The adjustment was made to the quarterly report for the three months ended March 31, 2015 to remove those operations from ongoing operations consistent with the full year for comparison purposes to the three months ended March 31, 2016.

Note 5 - As a result of obtaining a revolving line of credit for $500,000 to reduce accounts payable, the Net Cash Provided By Operating Activities of $121,588 was changed to Net Cash (Used) By Operating Activities of ($378,412).  This change is not necessarily indicative of the business operating activities for the quarter March 31, 2016.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC.  There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells, services or operates franchises and licenses for non-traditional foodservice operations and stand-alone take-n-bake locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake” and  “Tuscano’s Italian Style Subs”.  The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.  Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada.  The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Take-N-Bake Pizza retail outlets and (3) license agreements for grocery stores to sell Noble Roman’s Take-N-Bake Pizza and related products.  Pizzaco, Inc. owns and operates a Company location used for testing and demonstration purposes.  References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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

Franchising the Company’s Take-N-Bake Program for Stand-Alone Locations.  The Company has developed a stand-alone take-n-bake pizza prototype, which features the chain’s popular traditional Hand-Tossed Style pizza, Deep-Dish Sicilian pizza, SuperThin pizza, a gluten-free pizza crust and Noble Roman’s famous breadsticks with spicy cheese sauce, all in a convenient cook-at-home format.  Additional menu items include fresh salads, cookie dough, cinnamon rounds, bake-able pasta and more.  Since launching the take-n-bake format, the Company has developed several enhancements to the stand-alone concept, such as "You Bake-We Bake", lunch service, limited inside seating and delivery service, and the Company continues to develop additional enhancements.

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

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for non-traditional and take-n-bake locations.  The Company will continue to make these investments the focal point in its marketing process.  The Company believes that the quality of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings all contribute to the Company’s strategic attributes and growth potential.  Every ingredient and process was designed to produce superior results.  The menu items in  most venues were developed to be delivered in a ready-to-use format requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home, and certain other complementary menu items which require no assembly.  The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require minimal labor, which allow for a significant competitive advantage due to the speed at which the products can be prepared, baked and served to customers.

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

At present, the Company has distribution agreements with its primary distributors strategically located throughout the United States.  The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories.  Each of the primary distributors purchases the products from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price determined by the distribution agreement.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.  In addition, the Company has agreements with 29 grocery store distributors located in various parts of the country which agree to buy the Company’s products from one of its primary distributors and to distribute those products only to their grocery store customers who have signed license agreements with the Company.

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

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement.  The supply agreement generally requires the licensee to:  (1) only purchase proprietary ingredients from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials.  Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a  royalty.  The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the fees in trust for the Company and to remit them to the Company within ten days after the end of each month

Financial Summary

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended March 31, 2015 and 2016, respectively.

	Three Months Ended March 31
	2015	2016
Royalties and fees	97.0%	96.5%
Administrative fees and other	.6	.6
Restaurant revenue	2.4	2.9
Total revenue	100.0%	100.0%
Operating expenses:
Salaries and wages	15.3	14.1
Trade show expense	6.9	7.2
Travel expense	3.1	3.4
Other operating expense	11.4	11.0
Restaurant expenses	2.9	2.6
Depreciation and amortization	1.4	1.7
General and administrative	22.0	22.8
Total expenses	63.0	62.8
Operating income	37.0	37.2
Interest	2.5	3.1
Loss on restaurant discontinued	2.5	2.1
Income before income taxes	32.0	32.0
Income tax expense	13.0	12.3
Net income	19.0%	19.7%

Results of Operations

Total revenue remained approximately the same at $1.8 million for each of the three-month periods ended March 31, 2016 and March 31, 2015.  One-time fees, franchisee fees and equipment commissions (“upfront fees”) decreased from $66,000 to $56,000 in the first quarter 2016 compared to the first quarter 2015.  Royalties and fees less upfront fees remained approximately the same at $1.7 million for the three-month periods ended March 31, 2016 and March 31, 2015.    The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2016 and 2015, respectively, were as follows:  royalties and fees from non-traditional franchises other than grocery stores were $1.0 million and $1.0 million; fees from the grocery store take-n-bake locations were $476,000 and $402,000; royalties and fees from traditional locations were $60,000 and $65,000; and royalties and fees from stand-alone take-n-bake locations were $123,000 and $236,000, reflecting the decrease in the number of stand-alone take-n-bake locations.

During 2014 and continuing in 2015 and 2016, the Company began auditing the reporting of sales for computing royalties by each non-traditional franchise and plans to continue to do so on an ongoing basis, the effect of which is unknown.  The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company has invoiced franchisees on the unreported amounts.

Restaurant revenue increased from $43,000 to $51,000 for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  The reason for the increase was an increase in same store sales.  The Company currently operates one restaurant which it uses for demonstration, training and testing purposes.

Salaries and wages decreased from 15.3% to 14.1% of total revenue for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual salaries and wages decreased from $280,000 to $251,000.

Trade show expenses increased from 6.9% of total revenue to 7.2% of total revenue for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual trade show expense increased from $126,000 to $128,000.

Travel expenses increased from 3.1% of total revenue to 3.4% of total revenue for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual travel expense increased from $56,000 to $61,000.

Other operating expenses, as a percentage of total revenue, decreased from 11.4% to 11.0% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual operating expenses decreased from $208,000 to $195,000.

Restaurant expenses decreased as a percentage of total revenue from 2.9% to 2.6% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  The primary reason for the decrease was an increase in restaurant revenue and reduced operating expenses.  The Company currently operates one restaurant which it is uses for demonstration, training and testing purposes.

General and administrative expenses increased as a percentage of total revenue from 22.0% to 22.8% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. Actual general and administrative expense increased from $402,000 to $406,000.

Total expenses decreased as a percentage of total revenue from 63.0% to 62.8% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual expenses remained approximately the same at $1.1 million for the three-month period ended March 31, 2016 and 2015.

Operating income increased as a percentage of total revenue from 37.0% to 37.2% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual operating income decreased from $677,000 to $662,000 for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.

Interest expense increased as a percentage of total revenue from 2.5% to 3.1% for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Actual interest expense increased from $46,000 to $55,000.  This increase was the result of an increased amount of outstanding debt and a higher effective rate on the outstanding debt.

Loss on restaurant discontinued was $37,000 for the three-month period ended March 31, 2016 compared to $46,000 for the corresponding period in 2015.  This restaurant was a part of the discontinued operations in 2008 but the decision was made at that time to continue operating this location until the lease expired.  This is a non-recurring expense and it is anticipated there will not be any more expense for this location after March 31, 2016.

Net income increased from $347,000 to $350,000 for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.  Earnings per share was $.02 in each period.

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

The Company’s current ratio was 1.4-to-1 as of March 31, 2016 compared to 2.9-to-1 as of December 31, 2015.   The majority of the Company's outstanding debt is due in the first quarter 2017, therefore it was reclassified from long-term debt at December 31, 2015 to short-term debt at March 31, 2016.

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

In July, 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which matures in July, 2017.  Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to borrowings under the Company's bank loan.  In connection with the loan, the Company issued, to the holder of the promissory  note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at a price per share of $2.00.  The warrant expires July 1, 2020.  Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker.

In December 2015, the Company borrowed $175,000 from two officers of the Company, which are evidenced by promissory notes which mature in January 2017.  Interest on the notes are payable at the rate of 10% per annum quarterly in arrears and the loans are unsecured. Proceeds were used for working capital.

In January, 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”).  Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of  principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum.  The new term loan matures March 31, 2017 when all remaining principal balance becomes due.  In addition, the Third Amendment provides for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.  As of March 31, 2016, $500,000 was outstanding under the revolving loan.  Interest on the outstanding balance of the revolving loan is payable at the rate of LIBOR plus 6% per annum payable monthly in arrears.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan until March 31, 2017. The Company will need to refinance its $1.2 million remaining debt as of March 31, 2017.  The Company’s cash flow projections are primarily based on the Company’s strategy of focusing on growth in non-traditional venues and growth in the number of grocery store locations licensed to sell the take-n-bake pizza.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet except:

The Financial Accounting Standards Board (the "FASB") recently issued Accounting Standards Update ("ASU") 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies and early adoption is permitted.

On February 25, 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”.  The amendment did not change the core principles of ASU 2014-09, but clarified the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract.  The Company is currently evaluating the impact of this accounting standards update but, as of now, based on the nature of the Company's franchise agreements it is not believed that this change will affect its current accounting treatment.

The Company does not believe these accounting pronouncements will have a material adverse affect on its financial statements.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, the ability to refinance its debt in 2017, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including stand-alone take-n-bake locations, general economic conditions,  changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2016, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $2.4 million.  The Company’s current bank borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $20,500 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: May 12, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

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

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant's Form 10-Q filed on August 11, 2015 in incorporated herein by reference.

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

10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.7	Promissory Note payable to Kingsway America, Inc. dated July 1, 2015, filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on August 11, 2015 is incorporated herein by reference.

10.8	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.9	Promissory Note payable to BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.12 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.1	Promissory Note payable to BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.13 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.11	Promissory Note payable to Paul Mobley dated December 21, 2015, filed as Exhibit 10.14 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.12	Promissory Note payable to A. Scott Mobley dated December 21, 2015, filed as Exhibit 10.15 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data