Form 10-Q
period 2016-06-30
NOBLE ROMANS INC
filed 2016-08-11
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __                                                                                                                       Accelerated Filer __
Non-Accelerated Filer __ (do not check if smaller reporting company) Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___   No _X

As of August 1, 2016, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2015 and June 30, 2016 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2016 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the six-month period ended June 30, 2016 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month period ended June 30, 2015 and 2016 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	June 30, 2016
Current assets:
Cash	$194,021	$625,522
Accounts receivable - net	2,007,751	2,222,841
Inventories	492,222	640,150
Prepaid expenses	634,016	831,155
Deferred tax asset - current portion	925,000	925,000
Total current assets	4,253,010	5,244,668

Property and equipment:
Equipment	1,376,190	1,825,392
Leasehold improvements	88,718	88,718
	1,464,908	1,914,110
Less accumulated depreciation and amortization	1,092,785	1,124,832
Net property and equipment	372,123	789,278
Deferred tax asset (net of current portion)	8,158,523	8,126,616
Other assets including long-term portion of receivables - net	5,681,272	5,561,600
Total assets	$18,464,928	$19,722,162

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$601,081	$1,694,316
Current portion of loan payable to Super G Funding, LLC	-	950,000
Accounts payable and accrued expenses	847,418	195,687
Total current liabilities	1,448,499	2,840,003

Long-term obligations:
Term loans payable to bank ñ net of current portion	1,366,454	-
Loan payable to Super G Funding, LLC (net of current portion)	-	923,918
Notes payable to officers	175,000	310,000
Note payable to Kingsway America	600,000	600,000
Total long-term liabilities	2,141,454	1,833,918

Stockholders' equity:
Common stock - no par value (25,000,000 shares authorized, 20,775,921 issued and outstanding as of December 31, 2015 and 20,783,032 issued and outstanding as of June 30, 2016)	24,294,002	24,299,420
Accumulated deficit	(9,419,027)	(9,251,179)
Total stockholders' equity	14,874,975	15,048,241
Total liabilities and stockholdersí equity	$18,464,928	$19,722,162

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2016	2015	2016
Revenue:
Royalties and fees	$2,026,510	$1,874,235	$3,799,082	$3,590,546
Administrative fees and other	14,885	10,635	26,633	21,709
Restaurant revenue	54,390	55,554	97,076	107,047
Total revenue	2,095,785	1,940,424	3,922,791	3,719,302
Operating expenses:
Salaries and wages	292,357	232,601	571,874	483,909
Trade show expenses	136,470	130,441	262,585	258,877
Travel expenses	58,407	34,407	114,553	95,674
Broker commissions	-	21,821	-	21,821
Other operating expenses	193,964	179,971	401,590	375,284
Restaurant expenses	49,665	44,173	101,435	89,905
Depreciation and amortization	26,354	31,675	52,708	61,087
General and administrative	407,669	384,666	809,827	790,475
Total expenses	1,164,886	1,059,755	2,314,572	2,177,032
Operating income	930,899	880,669	1,608,219	1,542,270

Interest	42,193	82,735	88,229	137,941
Loss on restaurant closed	47,331	-	93,672	36,776
Adjust valuation of receivables	600,000	-	600,000	-
Income before income taxes from continuing operations	241,375	797,934	826,318	1,367,553

Income tax expense	106,154	302,686	343,647	522,508
Net income from continuing operations	135,221	495,248	482,671	845,045

Loss from discontinued operations net of tax benefit of $418,725 for 2016	-	677,197	-	677,197

Net income	$135,221	$(181,949)	$482,671	$167,848

Earnings per share ñ basic:
Net income from continuing operations	.01	.02	.02	.04
Net loss from discontinued operations net of tax benefit	-	(.03)	-	(.03)
Net income	.01	(.01)	.02	.01
Weighted average number of common shares outstanding	20,483,091	20,783,032	20,291,653	20,780,727

Diluted earnings per share:
Net income from continuing operations	.01	.02	.02	.04
Net loss from discontinued operations net of tax benefit	-	(.03)	-	(.03)
Net income	.01	(.01)	.02	.01
Weighted average number of common shares outstanding	21,844,981	20,974,419	21,653,543	20,972,114

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

Net income for six months ended June 30, 2016			167,848	167,848

Cashless exercise of employee stock option	7,111

Amortization of value of employee stock options		5,418		5,418

Balance at June 30, 2016	20,783,032	$24,299,420	$(9,251,179)	$15,048,241

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
OPERATING ACTIVITIES	2016	2015
Net income	$482,671	$167,848
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	68,365	37,466
Deferred income taxes	343,647	31,907
Changes in operating assets and liabilities:
Increase in:
Accounts receivable	(75,764)	(215,090)
Inventories	(763)	(147,928)
Prepaid expenses	(191,881)	(197,139)
Other assets	(276,655)	(324,176)
Increase (decrease) in:
Accounts payable and accrued expenses	453,880	(593,128)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	803,500	(1,240,240)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,757)	(5,354)
NET CASH USED IN INVESTING ACTIVITIES	(7,757)	(5,354)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(744,236)	(273,219)
Payment of principal on Super G Funding, LLC loan	-	(29,000)
Proceeds from the exercise of employee stock options	171,867	-
Proceeds from Super G Funding, LLC	-	1,902,917
Proceeds from officers loan	-	135,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(572,369)	1,735,698

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(143,026)	(58,603)

Increase in cash	80,348	431,501
Cash at beginning of period	200,349	194,021
Cash at end of period	$280,697	$625,522

Supplemental schedule of investing and financing activities

In 2016, moved leased equipment from other assets to equipment account in the amount of $443,848.

In 2016, wrote off the Heyser receivable of $677,197 net of tax benefit of $418,725.

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

In the first six months of 2016, an option to purchase 20,000 shares at an exercise price of $.58 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 7,111 shares of common stock.

Cash paid for interest                                                                                      $ 74,376                                 $ 129,013

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2016, respectively, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Note 2 – Royalties and fees include initial franchise fees of $29,000 and $66,000 for the three-month and six-month periods ended June 30, 2015, and $77,000 and $129,000 for the three-month and six-month periods ended June 30, 2016, respectively. Royalties and fees included equipment commissions of $8,000 and $37,000 for the three-month and six-month periods ended June 30, 2015, and $6,000 and $10,000 for the three-month and six-month periods ended June 30, 2016, respectively. Royalties and fees including interest per franchise agreements, less initial franchise fees and equipment commissions, were $2.0 million and $3.7 million for the respective three-month and six-month periods ended June 30, 2015, and $1.8 million and $3.5 million for the respective three-month and six-month periods ended June 30, 2016. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee. Generally, the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,562 franchises/licenses in operation on December 31, 2015 and 2,678 franchises/licenses in operation on June 30, 2016. During the six-month period ended June 30, 2016, there were 137 new outlets opened and 21 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many licensed grocery store units included in the count above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015:

	Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$135,221	20,483,091	$.01

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$135,221	21,844,981	$.01

	Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$482,671	20,291,653	$.02

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$482,671	21,653,543	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2016:

	Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(181,949)	20,783,032	$(.01)

Effect of dilutive securities
Options	-	191,387	-

Diluted earnings per share
Net income per share with assumed conversions	$(181,949)	20,974,419	$( .01)

	Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$167,848	20,780,727	$.01

Effect of dilutive securities
Options	-	191,387

Diluted earnings per share
Net income	$167,848	21,972,114	$.01

Note 4 - At the end of December 2015, the Company determined to close a restaurant that had previously been used for demonstration and training purposes. This restaurant was a part of the discontinued operations in 2008, but the Company decided to continue operating this location until the lease expired. Since the restaurant was closed, the related revenue and expense were taken out of the 2015,operating income at the end of the year for the full year and the net expense shown as a loss on restaurant closed separate from the ongoing operations. The results for the three-month and six-month periods ended June 30, 2015 have been reclassified to remove those operations from ongoing operations consistent with the full year 2015 for comparison purposes to the three-month and six-month periods ended June 30, 2016.

Note 5 - In June 2016, the Company borrowed $2.0 million from Super G Funding, LLC ("Super G") and used those funds: (1) to repay the $500,000 revolving loan with the Bank, (2) for working capital purposes, and (3) to provide for construction of two new prototype locations to be used as a basis for additional franchising. This loan is to be repaid in the total amount of $2.7 million in regular bi-monthly payments over a two year period.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells, services or operates franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake”, "Noble Roman's Craft Pizza & Pub" and “Tuscano’s Italian Style Subs”. The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities, (2) franchises for stand-alone Noble Roman’s Pizza retail outlets and (3) license agreements for grocery stores to sell Noble Roman’s Take-N-Bake Pizza and related products. Pizzaco, Inc. owns and operates a Company location used for testing and demonstration purposes. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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
●
In-store fresh made crust with only specially milled flour with above average protein and yeast for use in its stand-alone retail outlets.
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

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores, as a stand-alone offering for grocery stores and as a stand-alone retail outlet concept. The Company offers the take-n-bake program in grocery stores under a license agreement rather than a franchise agreement. The stand-alone units are offered under a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its baked pizza, with slight modifications to portioning for enhanced home baking performance.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1. Focus on revenue expansion through three primary growth vehicles:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit growth and revenue within its non-traditional venues, particularly with convenience stores, travel plazas and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business and usually require a substantially lower investment compared to a stand-alone traditional location. Non-traditional franchises/licenses are most often sold into pre-existing facilities as a service and/or revenue enhancer for the underlying business.

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

Franchising the Company’s Stand-Alone Locations.  The Company has developed the next generation stand-alone prototype, which features the chain’s popular traditional Hand-Tossed Style pizza except with thinner crust that has a crispy exterior and a flavorful and chewy interior, Deep-Dish Sicilian pizza, SuperThin pizza, and Noble Roman’s famous breadsticks with spicy cheese sauce. All crust styles feature traditional toppings plus several fun new toppings and new specialty pizzas. The menu also includes an assortment of fun new specialty salads and traditional pastas with a choice of three noodles and three sauces plus specialty add-ons. The new prototype utilizes new oven technology which reduces traditional pizza bake time to two minutes and 30 seconds. The prototype dining room will be country Italian decor with seating for 100 plus guests, featuring a glass enclosed room in the dining room where all dough and breadsticks are made fresh daily in view of the customers which highlights the hand crafted and fresh nature of the products as well as entertainment for our guests.

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

The Company utilizes the following methods of reaching potential franchisees and licensees and to communicate its product and system advantages: (1) calling from both acquired and in-house prospect lists; (2) frequent direct mail campaigns to targeted prospects; (3) web-based lead capturing; (4) live demonstrations at trade and food shows; and (5) in the case of prospects for the stand-alone outlets, requiring visits to the Company headquarters to meet management and to sample the products. In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product’s quality to demonstrate the advantages of the Company’s products. The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that such shows offer opportunities for fruitful lead generation.

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

At present, the Company has distribution agreements with its primary distributors strategically located throughout the United States. The distribution agreements require the primary distributors to maintain adequate inventories of all products necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the products from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the products to the franchisee/licensee at a price determined by the distribution agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with numerous grocery store distributors located in various parts of the country which agree to buy the Company’s products from one of its primary distributors and to distribute those products only to their grocery store customers who have signed license agreements with the Company.

Franchising

The Company sells franchises into various non-traditional and traditional venues.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$7,500	$10,000	$25,000(1)
Tuscano’s Subs	$6,000	$10,000	-
Noble Roman’s & Tuscano’s	$11,500	$18,000	-

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $25,000, the franchise fee for the second unit is $20,000 and the franchise fee for the third unit and more is $15,000.

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients only from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials. Pursuant to the distribution agreements, the distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of a royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the fees in trust for the Company and to remit them to the Company within ten days after the end of each month

Financial Summary

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2016, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Royalties and fees	96.7%	96.6%	96.8%	96.6%
Administrative fees and other	.7	.5	.7	.6
Restaurant revenue	2.6	2.9	2.5	2.8
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	13.9	12.0	14.6	13.0
Trade show expense	6.5	6.7	6.7	7.0
Travel expense	2.8	1.8	2.9	2.6
Broker commissions	-	1.1	-	.6
Other operating expense	9.3	9.3	10.2	10.1
Restaurant expenses	2.3	2.3	2.7	2.4
Depreciation and amortization	1.3	1.6	1.3	1.6
General and administrative	19.5	19.8	20.6	21.3
Total expenses	55.6	54.6	59.0	58.6
Operating income	44.4	45.4	41.0	41.4
Interest and other expense	2.0	4.3	2.2	3.7
Loss on restaurant discontinued	2.3	-	2.4	1.0
Adjustment for valuation of receivables	28.6	-	15.3	-
Income before income taxes from continuing operations	11.5	41.1	21.1	36.7
Income tax expense	5.1	15.6	8.8	14.0
Net income from continuing operations	6.4%	25.5%	12.3%	22.7%

Results of Operations

Total revenue decreased from $2.1 million and $3.9 million to $1.9 million and $3.7 million during the respective three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. Franchise fees and equipment commissions (“upfront fees”) increased from $37,000 and $103,000 to $83,000 and $139,000 during the respective three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. Royalties and fees including interest per franchise agreements, less upfront fees, decreased from $2.0 million and $3.7 million to $1.8 million and $3.5 million for the respective three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. The breakdown of royalties and fees less upfront fees, for the respective three-month and six-month periods ended June 30, 2016 and 2015 was: royalties and fees from non-traditional franchises other than grocery stores, including interest on receivables, were $1.11 million compared to $1.25 million and $2.11 million compared to $2.25 million; royalties and fees from the grocery store take-n-bake were $530,000 compared to $487,000 and $1.01 million compared to $888,000; royalties and fees from stand-alone take-n-bake franchises were $88,000 compared to $189,000 and $211,000 compared to $425,000; and royalties and fees from traditional locations were $60,000 compared to $68,000 and $120,000 compared to $134,000.

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

Restaurant revenue was $56,000 and $107,000 for the three-month and six-month periods ended June 30, 2016 compared to $54,000 and $97,000 for the three-month and six-month periods ended June 30, 2015, respectively. The increases in both periods were the result of same store sales increases. The Company currently operates only one location used primarily for testing and demonstration purposes.

As a percentage of total revenue, salaries and wages decreased from 13.9% to 12.0% and from 14.6% to 13.0% for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Salaries and wages decreased from $292,000 to $233,000 and from $572,000 and $484,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases were a result of tightly controlling expenses.

As a percentage of revenue trade show expenses increased from 6.5% to 6.7% and from 6.7% to 7.0% for the three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. Trade show expenses were $130,000 compared to $136,000 and $259,000 compared to $263,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

As a percentage of revenue, travel expenses decreased from 2.8% to 1.8% and from 2.9% to 2.6% for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Travel expense decreased from $58,000 to $34,000 and from $115,000 to $96,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. This was the result of more efficient scheduling of training to minimize travel.

In an attempt to more closely monitor the grocery store's take-n-bake displays, the Company engaged a network of food brokers on commission to assist in monitoring grocery store displays and to assist in verifying that take-n-bake products are prepared properly. The Company incurred a cost of $22,000 in both the three-month and six-month periods ended June 30, 2016 compared to none in 2015. Generally, this has not proven to be productive and most of the foodservice brokers' services will not be continued in the future.

As a percentage of total revenue, other operating expenses remained the same at 9.3% of total revenue for the three-month period ended June 30, 2016 compared to 2015 and decreased from 10.2% to 10.1% for the six-month period ended June 30, 216 compared to the corresponding period in 2015. Operating expenses decreased from $194,000 to $180,000 and from $402,000 to $375,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. This was the result of tightly controlling expenses.

As a percentage of total revenue, restaurant expenses remained the same at 2.3% of total revenue for the three-month period ended June 30, 2016 compared to 2015, and decreased from 2.7% to 2.4% for the six-month period ended June 30, 2016 compared to the corresponding period in 2015. Restaurant revenue increased, however with tighter controls on operating expenses the expenses decreased. The Company currently operates only one restaurant which it uses for demonstration, training and testing purposes.

As a percentage of total revenue, general and administrative expenses increased from 19.5% to 19.8% and from 20.6% to 21.3% for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. General and administrative expenses decreased from $408,000 to $385,000 and from $810,000 to $790,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

As a percentage of total revenue, total expenses decreased from 55.6% to 54.6% and from 59.0% to 58.6% for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding period in 2015.

As a percentage of total revenue, operating income increased from 44.4% to 45.4% and from 41.0% to 41.4% for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

For the three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015, interest expense increased from $42,000 to $83,000 and from $88,000 to $138,000, respectively, compared to the corresponding periods in 2015. This increase was the result of additional short-term borrowing for working capital and a higher interest rate on the additional borrowing.

Net income before taxes from continuing operations increased from $241,000 to $798,000 and from $826,000 to $1.37 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. This was primarily the result of valuation of receivables in 2015 Net income before taxes from continuing operations is significant since the Company will pay no income taxes on approximately the next $21 million in net income before taxes due to its deferred tax assets.

Net loss on discontinued operations was $677,197 net of tax benefit of $418,725 for both the three-month and six-month periods ended June 30, 2016 compared to none for the corresponding periods in 2015. This loss reflected the charge off of certain receivables from the operations discontinued in 2008 and was the remaining receivable from the various plaintiffs in the Heyser lawsuit which was won by the Company in summary judgment dismissing the Company from any liability after numerous appeals including an appeal to the Indiana Supreme Court by the Heyser plaintiffs. The Company also won summary judgment on its counterclaims against the various plaintiffs and was later awarded a judgment against the plaintiffs in excess of $2 million, which included damages and attorney fees. The Company has been pursuing collection ever since and the plaintiffs have been avoiding those efforts. During the most recent quarter the Company made the decision that it was in its best interest to cease incurring additional legal fees and settle for a small amount of the claim, or $375,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate. The note is to be paid over the next two years.

Liquidity and Capital Resources

The Company’s strategy in recent years has been to grow its business by concentrating on franchising/licensing new non-traditional locations, licensing grocery stores to sell take-n-bake pizza and franchising stand-alone locations. This strategy was intended to not require significant increase in expenses. Generally this will continue to be the Company's strategy, however over the last year the Company has been re-designing and re-positioning its stand-alone franchise. As a result, the Company plans to open and operate two locations with the re-designed and re-positioned stand-alone format and, once open which is expected in the fourth quarter 2016, will launch a major franchising effort based on those two locations. The Company currently operates one restaurant location which it current uses for testing and demonstration purposes.

The Company’s current ratio was 1.83-to-1 as of June 30, 2016 compared to 2.9-to-1 as of December 31, 2015. A significant portion of the Company's outstanding debt is due in the first quarter 2017, therefore that debt was reclassified from long-term debt at December 31, 2015 to short-term debt at June 30, 2016.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in May, 2016. In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February, 2017. All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%. The First Amendment also provided for a new term loan in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017. The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08% per annum. Proceeds from the new term loan were used to redeem the Company's Series B Preferred Stock.

In October, 2014, the Company entered into a Second Amendment to its Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed $700,000 in the form of a term loan repayable in 36 equal monthly installments of principal in the amount of $19,444 plus interest on the unpaid balance of LIBOR plus 6% per annum. The terms and conditions of the Credit Agreement were otherwise unchanged. The Company used the proceeds from the loan for additional working capital and open air display coolers for grocery stores, as a result of the then recent growth in the grocery store take-n-bake venue.

In July, 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which matures in July, 2017. Interest on the note is payable at the rate of 8% per annum quarterly in arrears and this loan is subordinate to borrowings under the Company's bank loan. In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $2.00. The warrant expires in July 2020. Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker.

In December 2015, the Company borrowed $100,000 from Paul Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul Mobley, evidenced by a promissory note. In conjunction with the Super G loan, both Paul Mobley and A. Scott Mobley signed a subordination letter regarding the three notes agreeing to extend the maturity of each to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum quarterly in arrears and the loans are unsecured. Proceeds were used for working capital.

In January, 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum. The new term loan matures March 31, 2017 when all remaining principal balance becomes due. In addition, the Third Amendment provided for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017. In conjunction with a new loan in June 2016 from Super G Funding, LLC ("Super G"), the $500,000 revolving loan to the bank was repaid.

In June 2016, the Company borrowed $2.0 million from Super G and used those funds: (i) to repay the $500,000 revolving loan with the Bank, (ii) for working capital purposes, and (iii) provide for construction of two new prototype locations to be used as a basis for additional franchising. This loan is to be repaid in the total amount of $2.7 million in regular bi-monthly payments over a two year period.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan until March 31, 2017. The Company will need to refinance its $1.2 million remaining bank debt as of March 31, 2017. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of focusing on growth in non-traditional venues and growth in the number of grocery store locations licensed to sell the take-n-bake pizza.

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

In February 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

The Company does not believe these accounting pronouncements will have a material adverse effect on its financial condition or results of operations.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to its need to refinance its indebtedness that matures in March 2017, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2016, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $1.7 million. The Company’s current bank borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $14,100 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: August 11, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Index to Exhibits

3.1	Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s
Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form
S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant’s Form 8-K filed December 23, 2009, is incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18,
1992 filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (SEC File No.
33-66850), ordered effective on October 26, 1993, is incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation of the Registrant effective May 11,
2000, filed as Annex A and Annex B to the Registrant’s Proxy Statement on Schedule 14A
filed March 28, 2000, is incorporated herein by reference.

3.5	Articles of Amendment of the Articles of Incorporation of the Registrant effective April 16,
2001 filed as Exhibit 3.4 to Registrant’s annual report on Form 10-K for the year ended
December 31, 2005, is incorporated herein by reference.

3.6	Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23,
2005, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

4.1	Specimen Common Stock Certificates filed as an exhibit to the Registrant’s Registration
Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982
(SEC File No. 2-79963C), is incorporated herein by reference.

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant's Form 10-Q filed on August 11, 2015 in incorporated herein by reference.

10.1	Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to
Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.2	Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to
Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.3	Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

10.4	First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.4 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.5	Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15,
2014, filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K filed on March 12,
2015, is incorporated herein by reference.

10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder
Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.7	Promissory Note payable to Kingsway America, Inc. dated July 1, 2015, filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on August 11, 2015 is incorporated herein by reference.

10.8	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.9	Promissory Note payable to BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit
10.12 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.10	Promissory Note payable to Paul Mobley dated December 21, 2015, filed as Exhibit 10.14 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.11	Promissory Note payable to A. Scott Mobley dated December 21, 2015, filed as Exhibit 10.15 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.12	Promissory Note payable to Paul Mobley dated August 10, 2016, filed herewith.

10.13	Promissory Note payable to A. Scott Mobley dated August 10, 2016, filed herewith.

10.15	Subordination Letter from Paul Mobley dated June 8, 2016, filed herewith.

10.16	Subordination Letter from A. Scott Mobley dated June 8, 2016, filed herewith.

10.17	Business Loan and Security Agreement with Super G Funding LLC dated June 10, 2016, filed herewith.

10.18	Debt and Lien Subordination Agreement between Super G Funding, LLC and BMO Harris
Bank, N.A.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2
(SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data