Form 10-Q/A
period 2016-06-30
NOBLE ROMANS INC
filed 2016-11-02
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this "Amendment") amends the quarterly report on Form 10-Q for the quarter ended June 30, 2016 originally filed on August 11, 2016 (the "Original Filing") by Noble Roman's, Inc. (the "Company"). The Company is filing this Amendment to correct a certain classification in the Original Filing, as described below.

In the Form 10-Q ended June 30, 2016, the Company reported a net loss on discontinued operations of $677,197 net of tax benefit of $418,725. This loss reflected the charge off of certain receivables from the operations discontinued in 2008 and was the remaining receivable from the various plaintiffs in the Heyser lawsuit which was won by the Company in summary judgment dismissing the Company from any liability after numerous appeals including an appeal to the Indiana Supreme Court by the Heyser plaintiffs. The Company also won summary judgment on its counterclaims against the various plaintiffs and was later awarded a judgment against the plaintiffs in excess of $2 million, which included damages and attorney fees. The Company has been pursuing collection since that time. During the second quarter the Company made the decision that it was in its best interest to cease incurring additional legal fees and to settle the claim for $350,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate. The note is to be paid over the next two years. After the Company previously concluded that this amount was correctly recorded as a loss on discontinued operations, the Company's auditors, after further research, concluded that the gross amount of the loss, net of the $350,000 secured promissory note of $745,922, should be recorded in other expenses as adjustment for valuation of receivables, and is reflected as such in this Amendment.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2015 and June 30, 2016 (unaudited)	Page 4

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2016 (unaudited)	Page 5

Condensed consolidated statements of changes in stockholders' equity for the six-month period ended June 30, 2016 (unaudited)	Page 6

Condensed consolidated statements of cash flows for the six-month period ended June 30, 2015 and 2016 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 9

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	June 30, 2016
Current assets:
Cash	$194,021	$625,522
Accounts receivable - net	2,007,751	2,222,841
Inventories	492,222	640,150
Prepaid expenses	634,016	831,155
Deferred tax asset - current portion	925,000	925,000
Total current assets	4,253,010	5,244,668

Property and equipment:
Equipment	1,376,190	1,825,392
Leasehold improvements	88,718	88,718
	1,464,908	1,914,110
Less accumulated depreciation and amortization	1,092,785	1,124,832
Net property and equipment	372,123	789,278
Deferred tax asset (net of current portion)	8,158,523	7,994,699
Other assets including long-term portion of receivables - net	5,681,272	5,911,600
Total assets	$18,464,928	$ 19,940,245

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$601,081	$1,694,316
Current portion of loan payable to Super G Funding, LLC	-	950,000
Accounts payable and accrued expenses	847,418	200,423
Total current liabilities	1,448,499	2,844,739

Long-term obligations:
Term loans payable to bank ñ net of current portion	1,366,454	-
Loan payable to Super G Funding, LLC (net of current portion)	-	923,918
Notes payable to officers	175,000	310,000
Note payable to Kingsway America	600,000	600,000
Total long-term liabilities	2,141,454	1,833,918

Stockholders' equity:
Common stock - no par value (25,000,000 shares authorized, 20,775,921 issued and outstanding as of December 31, 2015 and 20,783,032 issued and outstanding as of June 30, 2016)	24,294,002	24,299,420
Accumulated deficit	(9,419,027)	(9,037,832)
Total stockholders' equity	14,874,975	15,261,588
Total liabilities and stockholdersí equity	$18,464,928	$ 19,940,245

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2016	2015	2016
Revenue:
Royalties and fees	$2,026,510	$1,874,235	$3,799,082	$3,590,546
Administrative fees and other	14,885	10,635	26,633	21,709
Restaurant revenue	54,390	55,554	97,076	107,047
Total revenue	2,095,785	1,940,424	3,922,791	3,719,302
Operating expenses:
Salaries and wages	292,357	232,601	571,874	483,909
Trade show expenses	136,470	130,441	262,585	258,877
Travel expenses	58,407	34,407	114,553	95,674
Broker commissions	-	21,821	-	21,821
Other operating expenses	193,964	179,971	401,590	375,284
Restaurant expenses	49,665	44,173	101,435	89,905
Depreciation and amortization	26,354	31,675	52,708	61,087
General and administrative	407,669	384,666	809,827	790,475
Total expenses	1,164,886	1,059,755	2,314,572	2,177,032
Operating income	930,899	880,669	1,608,219	1,542,270

Interest	42,193	82,735	88,229	137,941
Loss on restaurant closed	47,331	-	93,672	36,776
Adjust valuation of receivables	600,000	750,659	600,000	750,659
Income before income taxes	241,375	47,275	826,318	616,894

Income tax expense	106,154	15,877	343,647	235,699
Net income	135,221	31,398	482,671	381,195

Earnings per share - basic:
Operating income	.05	.04	.08	.07
Net income	.01	(.01)	.02	.01
Weighted average number of common shares outstanding	20,483,091	20,783,032	20,291,653	20,780,727

Diluted earnings per share:
Operating Income	.04	.04	.07	.07
Net income	.01	(.01)	.02	.01
Weighted average number of common shares outstanding	21,844,981	20,974,419	21,653,543	20,972,114

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

Net income for six months ended June 30, 2016			381,195	381,195

Cashless exercise of employee stock option	7,111

Amortization of value of employee stock options		5,418		5,418

Balance at June 30, 2016	20,783,032	$24,299,420	$ (9,037,832)	$ 15,261,588

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
OPERATING ACTIVITIES	2016	2015
Net income	$482,671	$ 381,195
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	68,365	37,466
Deferred income taxes	343,647	163,824
Changes in operating assets and liabilities:
Increase in:
Accounts receivable	(75,764)	(215,090)
Inventories	(763)	(147,928)
Prepaid expenses	(191,881)	(197,139)
Other assets	(276,655)	(674,176)
Increase (decrease) in:
Accounts payable and accrued expenses	453,880	(588,392)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	803,500	(1,240,240)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,757)	(5,354)
NET CASH USED IN INVESTING ACTIVITIES	(7,757)	(5,354)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(744,236)	(273,219)
Payment of principal on Super G Funding, LLC loan	-	(29,000)
Proceeds from the exercise of employee stock options	171,867	-
Proceeds from Super G Funding, LLC	-	1,902,917
Proceeds from officers loan	-	135,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(572,369)	1,735,698

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(143,026)	(58,603)

Increase in cash	80,348	431,501
Cash at beginning of period	200,349	194,021
Cash at end of period	$280,697	$625,522

Supplemental schedule of investing and financing activities

In 2016, moved leased equipment from other assets to equipment account in the amount of $443,848.

In 2016, recorded valuation allowance on receivables related to a 2008 Heyser lawsuit in the amount of $750,649.

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

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015:

	Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$135,221	20,483,091	$.01

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$135,221	21,844,981	$.01

	Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$482,671	20,291,653	$.02

Effect of dilutive securities
Options	-	1,361,890

Diluted earnings per share
Net income	$482,671	21,653,543	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2016:

	Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$31,398	20,783,032	$.00

Effect of dilutive securities
Options	-	191,387	-

Diluted earnings per share
Net income per share with assumed conversions	$31,398	20,974,419	$.00

	Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 381,195	20,780,727	$ .02

Effect of dilutive securities
Options	-	191,387

Diluted earnings per share
Net income	$ 381,195	21,972,114	$ .02

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Royalties and fees	96.7%	96.6%	96.8%	96.6%
Administrative fees and other	.7	.5	.7	.6
Restaurant revenue	2.6	2.9	2.5	2.8
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	13.9	12.0	14.6	13.0
Trade show expense	6.5	6.7	6.7	7.0
Travel expense	2.8	1.8	2.9	2.6
Broker commissions	-	1.1	-	.6
Other operating expense	9.3	9.3	10.2	10.1
Restaurant expenses	2.3	2.3	2.7	2.4
Depreciation and amortization	1.3	1.6	1.3	1.6
General and administrative	19.5	19.8	20.6	21.3
Total expenses	55.6	54.6	59.0	58.6
Operating income	44.4	45.4	41.0	41.4
Interest and other expense	2.0	4.3	2.2	3.7
Loss on restaurant discontinued	2.3	-	2.4	1.0
Adjustment for valuation of receivables	28.6	38.7	15.3	20.2
Income before income taxes	11.5	2.4	21.1	16.5

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

An adjustment for valuation of receivables was $600,000 and $750,659 for the three-month and six-month periods ended June 30, 2015 and 2016. This loss reflected the valuation of certain receivables from the operations discontinued in 2008 and was the remaining receivable from the various plaintiffs in the Heyser lawsuit which was won by the Company in summary judgment dismissing the Company from any liability after numerous appeals including an appeal to the Indiana Supreme Court by the Heyser plaintiffs. The Company also won summary judgment on its counterclaims against the various plaintiffs and was later awarded a judgment against the plaintiffs in excess of $2 million, which included damages and attorney fees. The Company has been pursuing collection ever since. During the most recent quarter the Company made the decision that it was in its best interest to cease incurring additional legal fees and settle for $350,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate. The note is to be paid over the next two years.

Net income before taxes decreased from $241,000 to $47,000 and from $826,000 to $617,000 for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. This was primarily the result of valuation of receivables in 2015 Net income before taxes from continuing operations is significant since the Company will pay no income taxes on approximately the next $21 million in net income before taxes due to its deferred tax assets.

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

The Company’s current ratio was 1.84-to-1 as of June 30, 2016 compared to 2.9-to-1 as of December 31, 2015. A significant portion of the Company's outstanding debt is due in the first quarter 2017, therefore that debt was reclassified from long-term debt at December 31, 2015 to short-term debt at June 30, 2016.

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

NOBLE ROMAN'S, INC.

Date: November 2, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Index to Exhibits

3.1	Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s
Amendment No. 1 to the Post Effective Amendment No. 2 to Registration Statement on Form
S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant’s Form 8-K filed December 23, 2009, is incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant effective February 18,
1992 filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (SEC File No.
33-66850), ordered effective on October 26, 1993, is incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation of the Registrant effective May 11,
2000, filed as Annex A and Annex B to the Registrant’s Proxy Statement on Schedule 14A
filed March 28, 2000, is incorporated herein by reference.

3.5	Articles of Amendment of the Articles of Incorporation of the Registrant effective April 16,
2001 filed as Exhibit 3.4 to Registrant’s annual report on Form 10-K for the year ended
December 31, 2005, is incorporated herein by reference.

3.6	Articles of Amendment of the Articles of Incorporation of the Registrant effective August 23,
2005, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 29, 2005, is incorporated herein by reference.

4.1	Specimen Common Stock Certificates filed as an exhibit to the Registrant’s Registration
Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982
(SEC File No. 2-79963C), is incorporated herein by reference.

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant's Form 10-Q filed on August 11, 2015 in incorporated herein by reference.

10.1	Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to
Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.2	Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to
Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.3	Credit Agreement with BMO Harris Bank, N.A., dated May 25, 2012, filed as Exhibit 10.17 to the Registrant’s quarterly report on Form 10-Q filed on August 13, 2012, is incorporated herein by reference.

10.4	First Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 31, 2013, filed as Exhibit 10.4 to the Registrant’s annual report on Form 10-K filed on March 12, 2014, is incorporated herein by reference.

10.5	Second Amendment to Credit Agreement with BMO Harris Bank, N.A. dated October 15,
2014, filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K filed on March 12,
2015, is incorporated herein by reference.

10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder
Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.7	Promissory Note payable to Kingsway America, Inc. dated July 1, 2015, filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on August 11, 2015 is incorporated herein by reference.

10.8	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.9	Promissory Note payable to BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit
10.12 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.10	Promissory Note payable to Paul Mobley dated December 21, 2015, filed as Exhibit 10.14 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.11	Promissory Note payable to A. Scott Mobley dated December 21, 2015, filed as Exhibit 10.15 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.12	Promissory Note payable to Paul Mobley dated August 10, 2016, filed herewith.

10.13	Promissory Note payable to A. Scott Mobley dated August 10, 2016, filed herewith.

10.15	Subordination Letter from Paul Mobley dated June 8, 2016, filed herewith.

10.16	Subordination Letter from A. Scott Mobley dated June 8, 2016, filed herewith.

10.17	Business Loan and Security Agreement with Super G Funding LLC dated June 10, 2016, filed herewith.

10.18	Debt and Lien Subordination Agreement between Super G Funding, LLC and BMO Harris
Bank, N.A.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2
(SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data