Form 10-Q
period 2016-09-30
NOBLE ROMANS INC
filed 2016-11-14
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2015 and September 30, 2016 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2016 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the nine-month period ended September 30, 2016 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month period ended September 30, 2015 and 2016 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	September 30, 2016
Current assets:
Cash	$194,021	$175,235
Accounts receivable - net	2,007,751	2,323,301
Inventories	492,222	743,022
Prepaid expenses	634,016	869,853
Deferred tax asset - current portion	925,000	925,000
Total current assets	4,253,010	5,036,411

Property and equipment:
Equipment	1,376,190	1,829,736
Leasehold improvements	88,718	88,718
	1,464,908	1,918,454
Less accumulated depreciation and amortization	1,092,785	1,157,927
Net property and equipment	372,123	760,527
Deferred tax asset (net of current portion)	8,158,523	8,536,518
Other assets including long-term portion of receivables - net	5,681,272	4,545,092
Total assets	$18,464,928	$18,878,548

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$601,081	$1,530,385
Current portion of loan payable to Super G Funding, LLC	-	1,250,000
Note payable to Kingsway America	-	600,000
Accounts payable and accrued expenses	847,418	337,254
Total current liabilities	1,448,499	3,717,639

Long-term obligations:
Term loans payable to bank – net of current portion	1,366,454	-
Loan payable to Super G Funding, LLC (net of current portion)	-	576,418
Notes payable to officers	175,000	310,000
Note payable to Kingsway America	600,000	-
Total long-term liabilities	2,141,454	886,418

Stockholders' equity:
Common stock – no par value (25,000,000 shares authorized, 20,775,921 issued and outstanding as of December 31, 2015 and 20,783,032 issued and outstanding as of September 30, 2016)	24,294,002	24,304,841
Accumulated deficit	(9,419,027)	(10,030,350)
Total stockholders' equity	14,874,975	14,274,491
Total liabilities and stockholders’ equity	$18,464,928	$18,878,548

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2016	2015	2016
Revenue:
Royalties and fees	$1,848,207	$1,953,843	$5,647,290	$5,544,389
Administrative fees and other	18,544	12,459	45,178	34,168
Restaurant revenue	51,689	55,691	148,763	162,737
Total revenue	1,918,440	2,021,993	5,841,231	5,741,294
Operating expenses:
Salaries and wages	287,972	275,694	859,846	759,603
Trade show expenses	143,016	124,209	405,601	383,086
Travel expenses	57,145	57,010	171,698	152,684
Broker commissions	-	10,421	-	32,241
Other operating expenses	202,624	200,367	604,215	575,651
Restaurant expenses	47,539	51,270	148,974	141,175
Depreciation and amortization	26,354	31,675	79,063	92,763
General and administrative	418,784	415,487	1,228,611	1,205,961
Total expenses	1,183,434	1,166,133	3,498,008	3,343,164
Operating income	735,006	855,860	2,343,223	2,398,130
Interest	50,412	153,882	138,641	291,822
Loss on restaurant closed	45,548	-	139,220	36,776
Adjust valuation of receivables	250,000	-	850,000	750,659
Income before income taxes from continuing operations	389,046	701,978	1,215,362	1,318,873
Income tax expense	163,286	268,208	506,932	503,907
Net income from continuing operations	225,760	433,770	708,430	814,966
Loss from discontinued operations net of tax benefit of $881,902 for 2016	-	(1,426,289)	-	(1,426,289)
Net income (loss)	$225,760	$(992,519)	$708,430	$(611,323)
Earnings per share – basic:
Operating income	$.04	$.04	$.11	$.12
Net income from continuing operations	.01	.02	.03	.04
Net loss from discontinued operations net of tax benefit	.00	(.07)	.00	(.07)
Net income (loss)	.01	(.05)	.03	(.03)
Weighted average number of common shares outstanding	20,722,497	20,783,032	20,436,846	20,781,501

Diluted earnings per share:
Operating income	$.03	$.04	$.11	$.11
Net income from continuing operations	.01	.02	.03	.04
Net loss from discontinued operations net of tax benefit	.00	(.07)	.00	(.07)
Net income (loss)	.01	(.05)	.03	(.03)
Weighted average number of common shares outstanding	22,012,769	20,924,077	21,727,118	20,922,546

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

Net loss for nine months ended September 30, 2016			(611,323)	(611,323)

Cashless exercise of employee stock option	7,111

Amortization of value of employee stock options	-	10,839	-	10,839

Balance at September 30, 2016	20,783,032	$24,304,841	$(10,030,350)	$14,274,491

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2015	2016
Net income (loss)	$708,430	$(611,323)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	91,446	75,982
Non-cash expense for the valuation of Heyser receivable	850,000	750,659
Deferred income taxes	506,932	(377,995)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(565,507)	(315,551)
Inventories	(75,305)	(250,800)
Prepaid expenses	(319,231)	(235,837)
Other assets, including long-term portion of receivables	(899,541)	239,816
Increase (decrease) in:
Accounts payable and accrued expenses	183,746	(446,851)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	480,970	(1,171,900)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,843)	(9,699)
NET CASH USED IN INVESTING ACTIVITIES	(11,843)	(9,699)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(1,106,632)	(437,150)
Payment of principal on Super G Funding, LLC loan	-	(89,000)
Proceeds from insurance company loan	600,000	-
Proceeds from the exercise of employee stock options	201,386	-
Proceeds from Super G Funding, LLC loan	-	1,915,417
Proceeds from officers loan	-	135,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(305,246)	1,524,267

DISCONTINUED OPERATIONS
Payment on discontinued operations	(172,796)	(361,454)

Decrease in cash	(8,915)	(18,786)
Cash at beginning of period	200,349	194,021
Cash at end of period	$191,434	$175,235

Supplemental schedule of non-cash investing and financing activities

Cash paid for interest	$117,666	$266,412

In 2016, leased equipment in the amount of $443,848 was moved from other assets to equipment account.

In the first nine months of 2015: an option to purchase 100,000 shares at an exercise price of $.95 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 58,696 shares of common stock, options to purchase 300,000 shares at an exercise price of $1.05 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 163,043 shares, an option to purchase 66,666 shares at an exercise price of $.58 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 49,855 shares, options to purchase 30,000 shares at an exercise price of $.90 per share were exercised pursuant to the cashless exercise provision of the options and the holders received 18,412 shares, an option to purchase 45,000 shares at an exercise price of $.36 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 36,900 shares and an option to purchase 45,000 shares at an exercise price of $.36 was exercised pursuant to the cashless exercise provision and the holder received 33,261 shares. In the first nine months of 2015 the Company issued 50,000 shares of common stock in exchange for $95,000 in payables.

In the first nine months of 2016, an option to purchase 20,000 shares at an exercise price of $.58 per share was exercised pursuant to the cashless exercise provision of the option and the holder received 7,111 shares of common stock.

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2016, respectively, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Note 2 – Royalties and fees include initial franchise fees of $87,000 and $153,000 for the three-month and nine-month periods ended September 30, 2015 and $76,000 and $204,000 for the three-month and nine-month periods ended September 30, 2016, respectively. Royalties and fees included equipment commissions of $23,000 and $60,000 for the three-month and nine-month periods ended September 30, 2015, and $7,000 and $17,000 for the three-month and nine-month periods ended September 30, 2016, respectively. Royalties and fees including interest per franchise agreements, less initial franchise fees and equipment commissions, were $1.7 million and $5.4 million for the respective three-month and nine-month periods ended September 30, 2015, and $1.9 million and $5.3 million for the respective three-month and nine-month periods ended September 30, 2016. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee. A significant amount of the Company’s royalty income is paid by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

There were 2,562 franchises/licenses on December 31, 2015 and 2,736 franchises/licenses on September 30, 2016. During the nine-month period ended September 30, 2016, there were 201 new outlets opened and 27 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many licensed grocery store units included in the count above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2015:

	Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$225,760	20,722,497	$.01

Effect of dilutive securities
Options	-	1,290,272

Diluted earnings per share
Net income	$225,760	22,012,769	$.01

	Nine Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$708,430	20,436,846	$.03

Effect of dilutive securities
Options	-	1,290,272

Diluted earnings per share
Net income	$708,430	21,727,118	$.03

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2016:

	Three Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(992,519)	20,783,032	$(.05)
Effect of dilutive securities
Options	-	141,045
Diluted earnings per share
Net loss	$(992,519)	20,924,077	$(.05)

	Nine Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(611,323)	20,781,501	$(.03)
Effect of dilutive securities
Options	-	141,045
Diluted earnings per share
Net loss	$(611,323)	20,922,546	$(.03)

Note 4 - At the end of December 2015, the Company determined to close a restaurant that had previously been used for demonstration and training purposes. This restaurant was a part of the discontinued operations in 2008, but the Company decided to continue operating this location until the lease expired. Since the restaurant was closed, the related revenue and expense were taken out of 2015 operating income at the end of the year for the full year and the net expense shown as a loss on restaurant closed separate from the ongoing operations. The results for the three-month and nine-month periods ended September 30, 2015 have been reclassified to remove those operations from ongoing operations consistent with the full year 2015 presentation for comparison purposes to the three-month and nine-month periods ended September 30, 2016.

Note 5 - In June 2016, the Company borrowed $2.0 million from Super G Funding, LLC ("Super G") and used those funds: (1) to repay the $500,000 revolving bank loan and (2) for working capital purposes. This loan is to be repaid in the total amount of $2.7 million in regular bi-monthly payments over a two-year period.

Note 6 - In the second quarter ended June 30, 2016, the Company recorded a valuation allowance of $750,659. This valuation allowance reflected the charge off of certain receivables from the operations discontinued in 2008 and was the remaining receivable from the various plaintiffs in the Heyser lawsuit which the Company won by summary judgment dismissing the Company from any liability and after numerous appeals including an appeal to the Indiana Supreme Court by the Heyser plaintiffs, in which the summary judgment was upheld. The Company also won summary judgment on its counterclaims against the various plaintiffs and was awarded a judgment against the plaintiffs in excess of $2 million, which included damages and attorneys' fees. The Company has been pursuing collection since that time. During the second quarter the Company made the decision that it was in its best interest to cease incurring additional legal fees and to settle its pending claims for $350,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate.

Note 7 - During the quarter ended September 30, 2016, the Company made the decision to discontinue the stand-alone take-n-bake concept and devote its efforts to its next generation stand-alone prototype, Noble Roman's Craft Pizza & Pub. As a result of that decision, the Company is charging off all assets related to those discontinued operations, including $504,000 after tax benefit invested in three franchised locations, partially owned by certain officers of the Company which were not involved in the management of the operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter to discontinue that concept. In addition, $883,000 of the after-tax benefit reflected the charge-off of various receivables due from unrelated former franchisees of the stand-alone take-n-bake concept. This resulted in the net loss on discontinued operations $1,426,289, net of tax benefit of $881,902, for the three-month and nine-month periods ended September 30, 2016, respectively, compared to none in the corresponding periods in 2015. That loss also included a loss of $39,000, after the tax benefit, for settlement of rent on a former location that was part of the discontinued operations in 2008.

Note 8 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. On November 2, 2016 and November 8, 2016, the Company issued convertible, subordinated, unsecured promissory notes (the “Notes”) in an aggregate principal amount of $950,000 and warrants (the “Warrants”) to purchase up to 950,000 shares of the Company’s common stock, no par value per share (the “Common Stock”). The Company issued Notes and the Warrants to each of the following investors: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company; Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company; and Roger and Darla Weissenberg, Lawrence and Susan Stanton, Neal and Maria Stanton, James and Cornelia Sullivan, Robert H. Paul, Barry W. Blank, Donald Miles, Nolan and Pamela Schabacker and Cleveland Family Limited Partnership (collectively, the “Investors”). The Company may issue additional Notes and Warrants.

Interest on the Notes accrues at the annual rate of 10% and is payable quarterly in arrears. Principal of the Notes matures three years after issuance. Each holder of the Notes may convert them at any time into Common Stock of the Company at a conversion price of $0.50 per share (subject to anti-dilution adjustment). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into Common Stock if the daily average weighted trading price of the Common Stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days. The Notes provide for customary events of default.

The Warrants expire three years from the date of issuance and provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustment). Subject to certain limitations, the Company may redeem the Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

In connection with the issuance of the Notes and Warrants, the Company granted the Investors certain registration rights with respect to the shares of Common Stock into which the Notes are convertible and for which the Warrants are exercisable.

Divine Capital Markets LLC served as the placement agent for the offering of the Notes and Warrants (the “Placement Agent”). Pursuant to its arrangement with the Placement Agent, the Company may issue additional Notes in an aggregate principal amount of $1,050,000 and additional Warrants to purchase up to 1,050,000 shares of the Common Stock. In consideration of the Placement Agent’s services, the Company will pay the Placement Agent a fee and expense allowance equal to 10% and 3%, respectively, of the gross proceeds of the offering. The Company also has agreed to issue to the Placement Agent a Warrant to purchase up to 10% of the aggregate shares of Common Stock represented by the Investors' Warrants at an exercise price of $1.20.

The Company intends to use the net proceeds of the Notes to fund the opening of a Noble Roman's Craft Pizza & Pub restaurant and for general working capital needs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with two wholly-owned subsidiaries, Pizzaco, Inc. and N.R. Realty, Inc., sells, services and operates franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Take-N-Bake”, "Noble Roman's Craft Pizza & Pub" and “Tuscano’s Italian Style Subs”. The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. The Company currently focuses all of its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores, entertainment facilities and grocery stores, and (2) development of next generation stand-alone Noble Roman's Craft Pizza & Pub restaurants to offer franchises in that venue. Pizzaco, Inc. owns and operates a Company location used for testing and demonstration purposes. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

Noble Roman’s Pizza

The hallmark of Noble Roman’s Pizza is “Superior quality that our customers can taste.” Every ingredient and process has been designed with a view to produce superior results.

●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product in non-traditional locations.
●
In-store fresh made crust with only specially milled flour with above average protein and yeast for use in its Craft Pizza & Pub locations, the first of which is currently under construction.
●
Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.
●
100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
●
100% real meat toppings, with no additives or extenders – a distinction compared to many pizza concepts.
●
Vegetable and mushroom toppings that are sliced and delivered fresh, never canned in non-traditional locations and vegetables will be sliced fresh on premises in the Craft Pizza & Pub locations.
●
An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products for the non-traditional locations.

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores and as a stand-alone offering for grocery store delis. The Company offers the take-n-bake program in grocery stores under a license agreement rather than a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its baked pizza, with slight modifications to portioning for enhanced home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items but only in locations that also have a Noble Roman's franchise. Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu. The ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise. The Company has a grab-n-go service system for a selected portion of the Tuscano’s menu in an attempt to add sales opportunities for non-traditional Noble Roman’s Pizza locations.

Business Strategy

The Company’s business strategy includes the following principal elements:

1. Focus on revenue expansion through franchising/licensing traditional and non-traditional locations:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit and revenue growth within its non-traditional venue, particularly with grocery store delis, convenience stores including Circle K franchise stores, travel plazas, Walmart stores and entertainment facilities. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business and usually require a substantially lower investment compared to stand-alone traditional locations.

Sale of Traditional Franchises.  The Company has developed the next generation stand-alone prototype, which features two styles of crust. First is a popular traditional hand-tossed style pizza with a thinner crust, crispy exterior and a flavorful and chewy interior. Second is the Company's signature Deep-Dish Sicilian pizza baked in real olive oil. Both crust styles feature traditional toppings plus several fun new toppings and new specialty pizzas. The menu also includes Noble Roman's famous breadsticks with spicy cheese sauce, an assortment of fun new specialty salads and four new pasta dishes, all designed to be fast, easy to prepare and delicious to eat. The new prototype utilizes new oven technology which reduces traditional pizza oven speeds to two minutes and 30 seconds. The prototype dining room will be relaxed modern decor with seating for 100 plus guests, with a glass enclosed room where all dough and breadsticks are made fresh daily in view of the customers, highlighting the hand-crafted and fresh nature of the products as well as providing entertainment for guests. The Company anticipates opening the first two locations as Company-owned and-operated locations followed by an aggressive plan to promote franchising in concentric circles from those locations.

2. Leverage the results of research and development advances.

The Company has invested significant time and effort to create what it considers to be competitive advantages in its products and systems for both its non-traditional and traditional locations. The Company will continue to make these advantages the focal point in its marketing process. The Company believes that the quality and freshness of its products, their cost-effectiveness, relatively simple production and service systems, and its diverse, modularized menu offerings will contribute to the Company’s strategic attributes and growth potential. The menu items for the non-traditional locations were developed to be delivered in a ready-to-use format requiring only on-site assembly and baking except for take-n-bake pizza, which is sold to bake at home. The Company believes this process results in products that are great tasting, quality consistent, easy to assemble, relatively low in food cost, and require minimal labor, which allows for a significant competitive advantage in the non-traditional locations due to the speed and simplicity at which the products can be prepared, baked and served to customers.

3. Aggressively communicate the Company’s competitive advantages to its target market of potential franchisees and licensees.

The Company utilizes the following methods of reaching potential franchisees and licensees and to communicate its product and system advantages: (1) calling from both acquired and in-house prospect lists; (2) frequent direct mail campaigns to targeted prospects; (3) web-based lead capturing; and (4) live demonstrations at trade and food shows. In particular, the Company has found that conducting live demonstrations of its systems and products at selected trade and food shows across the country allows it to demonstrate advantages that can otherwise be difficult for a potential prospect to visualize. There is no substitute for actually tasting the difference in a product’s quality to demonstrate the advantages of the Company’s products. The Company carefully selects the national and regional trade and food shows where it either has an existing relationship or considerable previous experience to expect that such shows offer opportunities for fruitful lead generation.

Business Operations

Distribution

The Company’s proprietary ingredients are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers. These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved distributors at prices negotiated between the Company and the manufacturer.

At present, the Company has primary distributors strategically located throughout the United States. The distributor agreements require the primary distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the ingredients from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with numerous grocery store distributors located in various parts of the country which agree to buy the Company’s ingredients from one of the Company's primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

Franchising

The Company sells franchises for both non-traditional and traditional locations.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$7,500	$10,000	$25,000(1)
Tuscano’s Subs	$6,000	$10,000	-
Noble Roman’s & Tuscano’s	$11,500	$18,000	-

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $25,000, the franchise fee for the second unit is $20,000 and the franchise fee for the third unit and any additional unit is $15,000.

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients only from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials. Pursuant to the distributor agreements, the primary distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee to the Company in lieu of royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the fees in trust for the Company and to remit them to the Company within ten days after the end of each month.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Royalties and fees	96.3%	96.6%	96.7%	96.6%
Administrative fees and other	1.0	.6	.8	.6
Restaurant revenue	2.7	2.8	2.5	2.8
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Salaries and wages	15.0	13.6	14.7	13.2
Trade show expense	7.5	6.1	6.9	6.7
Travel expense	3.0	2.8	2.9	2.7
Broker commissions	-	.5	-	.5
Other operating expense	10.6	9.9	10.3	10.0
Restaurant expenses	2.5	2.6	2.6	2.5
Depreciation and amortization	1.4	1.6	1.4	1.6
General and administrative	21.7	20.5	21.0	21.0
Total expenses	61.7	57.6	59.8	58.2
Operating income	38.3%	42.4%	40.2%	41.8%

Results of Operations

Total revenue increased to $2.0 million from $1.9 million for the three-month period ended September 30, 2016 and decreased to $5.7 million from $5.8 million for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. Franchise fees and equipment commissions (“upfront fees”) decreased to $83,000 from $110,000 for the three-month period ended September 30, 2016 and increased to $222,000 from $213,000 for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. Royalties and fees, less upfront fees, increased to $1.9 million from $1.7 million for the three month period ended September 30, 2016, and royalties and fees, less upfront fees, decreased to $5.3 million from $5.4 million for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. Royalties and fees from non-traditional franchises other than grocery stores increased to $1.2 million from $1.1 million for the three-month period ended September 30, 2016 and remained approximately the same at $3.3 million for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. Royalties and fees from the grocery store take-n-bake increased to $531,000 from $486,000 and to $1.5 million from $1.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Royalties and fees from stand-alone take-n-bake franchises decreased to $65,000 from $131,000 and to $276,000 from $556,000 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Royalties and fees from traditional locations decreased to $60,000 from $67,000 and to $180,000 from $201,000 for the three-month and nine-month periods ended September 2016, respectively, compared to the corresponding periods in 2015.

During 2014 and early 2015, the Company began auditing the reporting of sales for computing royalties by each non-traditional franchisee and is continuing to do so on an ongoing basis. The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company invoices the franchisees for royalties on the unreported amount.

Restaurant revenue increased to $56,000 from $52,000 and to $163,000 from $149,000 for the three-month and nine-periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The Company currently operates one location used primarily for testing and demonstration purposes. Those increases reflected an increase in same store sales.

As a percentage of total revenue, salaries and wages decreased to 13.6% from 15.0% and to 13.2% from 14.7% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Salaries and wages decreased to $276,000 from $288,000 and to $760,000 from $860,00 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were a result of enhanced efforts to minimize costs.

As a percentage of total revenue, trade show expenses decreased to 6.1% from 7.5% and to 6.7% from 6.9% for the three-month and nine-month periods ended September 30, 2016, compared to the corresponding periods in 2015. Trade show expenses decreased to $124,000 from $143,000 and to $383,000 from $406,000 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were the result of enhanced efforts to minimize costs.

As a percentage of total revenue, travel expenses decreased to 2.8% from 3.0% and to 2.7% from 2.9% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Travel expense remained approximately the same for the three-month period ended September 30, 2016 at approximately $57,000 and decreased to $153,000 from $172,000 for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. These decreases were the result of enhanced efforts to minimize cost and by grouping openings for multiple trainings to be done on the same trip.

As a percentage of total revenue, other operating expenses decreased to 9.9% from 10.6% and to 10.0% from 10.3% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Other operating expenses decreased to $200,000 from $203,000 and to $576,000 from $604,000 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

As a percentage of total revenue, restaurant expenses increased to 2.6% from 2.5% for the three-month period ended September 30, 2016 and decreased to 2.5% from 2.6% for nine-month period ended September 30, 2016, compared to the corresponding period in 2015. The Company currently operates one location used primarily for testing and demonstration purposes.

As a percentage of total revenue, general and administrative expenses decreased to 20.5 from 21.7% for the three-month period ended September 30, 2016 and remained at approximately 21.0% for the nine-period ended September 30, 2016, compared to the corresponding periods in 2015. General and administrative expenses decreased to $415,000 from $419,000 for the three-month period ended September 30, 2016 and remained approximately the same at $1.2 million for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015.

As a percentage of total revenue, total expenses decreased to 57.6% from 61.7% and to 58.2% from 59.8% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses remained at $1.2 million for the three-months ended September 30, 2016, compared to the comparable period in 2015, and decreased to $3.3 million from $3.5 million for the nine-month period ended September 30, 2016, compared the corresponding period in 2015. This evidences the Company's efforts to maintain expenses stable while it attempts to increase revenue.

As a percentage of total revenue, operating income increased to 42.4% from 38.3%, and to 41.8% from 40.2% , respectively, for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Interest expense increased to $154,000 from $50,000 and to $292,000 from $139,000, respectively, for the three-month and nine-month periods ended September 30, 2016, compared to the corresponding periods in 2015. The increase in interest expense is the result of additional borrowing and an increase in the effective interest rate.

In the second quarter ended June 30, 2016, the Company recorded a valuation allowance of $750,659. This valuation allowance reflected the charge off of certain receivables from the operations discontinued in 2008 and was the remaining receivable from the various plaintiffs in the Heyser lawsuit which the Company won by summary judgment dismissing the Company from any liability and, after numerous appeals including an appeal to the Indiana Supreme Court by the Heyser plaintiffs, in which the summary judgment was upheld. The Company also won summary judgment on its counterclaims against the various plaintiffs and was awarded a judgment against the plaintiffs in excess of $2 million, which included damages and attorneys' fees. The Company has been pursuing collection since that time. During the second quarter the Company made the decision that it was in its best interest to cease incurring additional legal fees and to settle its pending claims for $350,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate. Settling this case enables management to more efficiently apply its efforts to the business and eliminate the expense of this case which began in 2008.

Net income before income taxes from continuing operations increased to $702,000 from $389,000 and to $1.3 million from $1.2 million, respectively, for the three-month and nine-month periods ended September 30, 2016, compared to the corresponding periods in 2015. Part of the increase in the three-month period ended September 30, 2016 was a result of a $250,000 valuation of receivables adjustment in 2015 and none in 2016. The nine-month periods ended September 30, 2016 and 2015 contained an adjustment for the valuation of receivables of $751,000 and $850,000, respectively. The adjustment for valuation of receivables was made because of the age of certain receivables in 2015 and in 2016 as described in Note 6 to the accompanying financial statements which was the result of the charge-off of certain receivables related to the Heyser lawsuit regarding operations that were discontinued in 2008. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $22 million in net income before income taxes due to its net operating loss carry-forwards.

During the quarter ended September 30, 2016, the Company made the decision to discontinue the stand-alone take-n-bake concept and devote its efforts to its next generation stand-alone prototype, Noble Roman's Craft Pizza & Pub. As a result of that decision, the Company is charging off all assets related to those discontinued operations, including $504,000 after-tax benefit invested in three franchised locations, partially owned by certain officers of the Company which were not involved in the management of the operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter to discontinue that concept. In addition, $883,000 of the after-tax benefit reflected the charge-off of various receivables due from unrelated former franchisees of the stand-alone take-n-bake concept. This resulted in the net loss on discontinued operations $1,426,289, net of tax benefit of $881,902, for the three-month and nine-month periods ended September 30, 2016, respectively, compared to none in the corresponding periods in 2015. That loss also included a loss of $39,000, after the tax benefit, for settlement of rent on a former location that was part of the discontinued operations in 2008.

After the loss on discontinued operations and after the valuation allowance for the Heyser receivable, net loss was $992,519 and $611,323 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to a net income of $225,760 and $708,430 for the three-month and nine-month periods ended September 30, 2015, respectively. The losses in the current year were primarily the result of the loss on discontinued operations for the stand-alone take-n-bake venue that the Company discontinued in the third quarter of 2016 and the Company's decision to cease incurring additional legal fees and to settle its pending claims for $350,000, which is evidenced by a promissory note secured by a mortgage on two pieces of real estate.

Liquidity and Capital Resources

The Company's strategy in recent years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza and franchising stand-alone locations. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will most certainly continue to be the Company's strategy but, in addition, over the last two years the Company has been working on a major development by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called "Craft Pizza & Pub". As a result, the Company plans to open and operate two locations of the Craft Pizza & Pub and, once open, the Company plans to launch a major franchising effort based on Craft Pizza & Pub. This plan requires additional capital investment, but is not expected to change in any significant manner the operating expenses of the Company except for growth in restaurant revenue and restaurant expenses. The first Craft Pizza & Pub is now under construction and is expected to open mid-January 2017. The Company currently operates one restaurant location which it uses for testing and demonstration purposes.

The Company’s current ratio was 1.35-to-1 as of September 30, 2016, compared to 2.9-to-1 as of December 31, 2015. A large portion of the Company's outstanding debt is due in the first quarter of 2017 and July 2017; therefore that debt was reclassified from long-term debt at December 31, 2015 to short-term debt at September 30, 2016.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in May, 2016. In October, 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February, 2017. All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%. The First Amendment also provided for a new term loan in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing in November, 2013 and continuing thereafter until the final payment in February, 2017. The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08% per annum. Proceeds from the new term loan were used to redeem the Company's Series B Preferred Stock which were earning a return to the holders of 12% per annum.

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

In December 2015, the Company borrowed $100,000 from Paul Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G Funding, LLC ("Super G"), as described below, both Paul Mobley and A. Scott Mobley subordinated their notes to the Super G loan and agreed to extend the maturity of each to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured.

In January, 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum. The new term loan matures March 31, 2017 when the remaining principal balance becomes due. In addition, the Third Amendment provided for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017. In conjunction with a new loan in June 2016 from Super G Funding, LLC ("Super G"), the $500,000 revolving loan to the Bank was repaid.

In June 2016, the Company borrowed $2.0 million from Super G and used those funds: (i) to repay the $500,000 revolving Bank loan and (ii) for working capital purposes. This loan is to be repaid in the total amount of $2.7 million in regular bi-monthly payments over a two year period.

As discussed in Note 8 regarding subsequent events, on November 2, 2016 and November 8, 2016, the Company issued Notes in an aggregate principal amount of $950,000 and Warrants to purchase up to 950,000 shares of the Company’s Common Stock. The Company issued Notes and the Warrants to each of the following investors: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company; Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company; and Roger and Darla Weissenberg, Lawrence and Susan Stanton, Neal and Maria Stanton, James and Cornelia Sullivan, Robert H. Paul, Barry W. Blank, Donald Miles, Nolan and Pamela Schabacker and Cleveland Family Limited Partnership (collectively, the “Investors”). The Company may issue additional Notes and Warrants.

Interest on the Notes accrues at the annual rate of 10% and is payable quarterly in arrears. Principal of the Notes matures three years after issuance. Each holder of the Notes may convert them at any time into Common Stock of the Company at a conversion price of $0.50 per share (subject to anti-dilution adjustment). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into Common Stock if the daily average weighted trading price of the Common Stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days. The Notes provide for customary events of default.

The Warrants expire three years from the date of issuance and provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustment). Subject to certain limitations, the Company may redeem the Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

In connection with the issuance of the Notes and Warrants, the Company granted the Investors certain registration rights with respect to the shares of Common Stock into which the Notes are convertible and for which the Warrants are exercisable.

Divine Capital Markets LLC served as the placement agent for the offering of the Notes and Warrants (the “Placement Agent”). Pursuant to its arrangement with the Placement Agent, the Company may issue additional Notes in an aggregate principal amount of $1,050,000 and additional Warrants to purchase up to 1,050,000 shares of the Common Stock. In consideration of the Placement Agent’s services, the Company will pay the Placement Agent a fee and expense allowance equal to 10% and 3%, respectively, of the gross proceeds of the offering. The Company also has agreed to issue to the Placement Agent a Warrant to purchase up to 10% of the aggregate shares of Common Stock represented by the Investors' Warrants at an exercise price of $1.20.

The Company intends to use the net proceeds of the Notes to fund the opening of a Noble Roman's Craft Pizza & Pub restaurant and for general working capital needs.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan until March 31, 2017. The Company will need to refinance its bank debt as of March 31, 2017 with an expected balance at that time of $1.2 million. Once the offering of Notes and Warrants, as described above, is complete the Company will begin efforts to refinance all of its loans except the Notes into one loan with an extended amortization schedule. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues including growth in the number of grocery store locations licensed to sell the take-n-bake pizza and operating two Craft Pizza & Pub locations, as described above, plus launching an aggressive franchising program of Craft Pizza & Pub restaurants.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to its need to refinance its indebtedness that matures in March 2017, its ability to market the Craft Pizza & Pub locations, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2016, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $1.5 million. The Company’s current bank borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company’s interest expense could increase by approximately $13,800 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 14, 2016	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

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

10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the Shareholder Parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.7	Promissory Note payable to Kingsway America, Inc. dated July 1, 2015, filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on August 11, 2015 is incorporated herein by reference.

10.8	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016,filed as Exhibit 10.11 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.9	Promissory Note payable to BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.12 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.1	Promissory Note payable to Paul Mobley dated December 21, 2015, filed as Exhibit 10.14 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.11	Promissory Note payable to A. Scott Mobley dated December 21, 2015, filed as Exhibit 10.15 to the Registrant's Form 10-K filed on March 14, 2016 is incorporated herein by reference.

10.12
Amended and Restated Promissory Note payable to Paul and Jenny Mobley dated August 10, 2016, filed as Exhibit 10.12 to the Registrant's Form 10-Q filed on August 11, 2016 is incorporated herein by reference.

10.13	Amended and Restated Promissory Note payable to Scott Mobley dated August 10, 2016, filed as Exhibit 10.13 to the Registrant's Form 10-Q filed on August 11, 2016 is incorporated herein by reference.

10.14	Subordination Letter from Paul Mobley dated June 8, 2016, filed as Exhibit 10.15 to Registrant's Form 10-Q filed on August 11, 2016 is incorporated herein by reference.

10.15	Subordination Letter from A. Scott Mobley dated June 8, 2016, filed as Exhibit 10.16 to Registrant's Form 10-Q filed on August 11, 2016 is incorporated hereby by reference.

10.16	Business Loan and Security Agreement with Super G Funding LLC dated June 10, 2016, filed as Exhibit 10.17 to the Registrant's Form 10-Q filed on August 11, 2016 is incorporated hereby by reference.

10.17
Debt and Lien Subordination Agreement between Super G Funding, LLC and BMO Harris Bank, N.A., filed as Exhibit 10.18 to the Registrant's Form 10-Q filed on August 11, 2016 is incorporated hereby by reference

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