Form 10-K
period 2016-12-31
NOBLE ROMANS INC
filed 2017-03-27
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2016.
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

Registrant’s telephone number, including area code: (317) 634-3377
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was $10 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,783,032 shares of common stock as of March 20, 2017.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN’S, INC.
FORM 10-K
Year Ended December 31, 2016

PART 1

ITEM 1. BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. During 2016, the Company created a new stand-alone concept called Noble Roman’s Craft Pizza & Pub. In recent years the Company has focused its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza. In 2017, the Company will maintain that same focus and expects to begin to add franchising Noble Roman’s Craft Pizza & Pub to its business as well. Pizzaco, Inc. currently owns and operates two Company locations, RH Roanoke, Inc. operates a Company location and Noble Roman’s, Inc. owns and operates a Craft Pizza & Pub location which it intends to use as a base to support the franchising of that concept. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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
●
In-store fresh made crust with only specially milled flour with above average protein and yeast for use in its Noble Roman’s Craft Pizza & Pub locations, the first of which opened in January 2017.
●
Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.
●
100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
●
100% real meat toppings, with no additives or extenders, a distinction compared to many pizza concepts.
●
Vegetable and mushroom toppings that are sliced and delivered fresh, never canned in non-traditional locations and vegetables will be sliced fresh on premises in the Noble Roman’s Craft Pizza & Pub locations.
●
An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products for the non-traditional locations.

Noble Roman’s Take-N-Bake

The Company developed a take-n-bake version of its pizza as an addition to its menu offerings. The take-n-bake pizza is designed as an add-on component for new and existing convenience stores and as an offering for grocery store delis. The Company offers the take-n-bake program in grocery stores under a license agreement rather than a franchise agreement. In convenience stores, take-n-bake is an available menu offering under the existing franchise/license agreement. The Company uses the same high quality pizza ingredients for its take-n-bake pizza as with its baked pizza, with slight modifications to portioning for enhanced home baking performance.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items but only in locations that also have a Noble Roman’s franchise. Tuscano’s was designed to be comfortably familiar from a customer’s perspective but with many distinctive features that include an Italian-themed menu. The ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise. The Company has a grab-n-go service system for a selected portion of the Tuscano’s menu in an attempt to add sales opportunities for non-traditional Noble Roman’s Pizza locations.

Noble Roman’s Craft Pizza & Pub

In January 2017, the Noble Roman’s Craft Pizza & Pub opened in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The pizza offerings feature Noble Roman’s traditional hand-crafted thinner crust as well as its signature deep-dish Sicilian crust. New technology and extensive research and development enable fast cook times, with oven speeds running only 2.5 minutes for traditional pies and 5.75 minutes for Sicilian pies. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of original creations such as “Pig in the Apple Tree,” a pizza featuring bacon, diced apples, candied walnuts and gorgonzola cheese. The menu also features a selection of contemporary and fresh, made-to-order salads such as “Avocado Chicken Caesar,” and fresh-cooked pasta like “Chicken Fettuccine Alfredo.” The menu includes baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce.

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dusting & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of toppings and drizzles, such as rosemary infused olive oil, honey and Italian spices. Kids enjoy Noble Roman’s root beer tap, which is part of a special menu for customers 12 and younger. Throughout the dining room and the bar area are 13 large and giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s earlier days.

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

Sale of Traditional Franchises.  The Company has developed the next generation stand-alone prototype for its Noble Roman’s Craft Pizza & Pub format. The Company has opened one location as a Company-owned store and plans to open a second location, followed by an aggressive plan to promote franchising in concentric circles from those locations.

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

At present, the Company has primary distributors strategically located throughout the United States. The distributor agreements require the primary distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the ingredients from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with numerous grocery store distributors located in various parts of the country which agree to buy the Company’s ingredients from one of the Company’s primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

Franchising

The Company sells franchises for both non-traditional and traditional locations.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza	$7,500	$10,000	$30,000(1)
Tuscano’s Subs	$6,000	$10,000	-
Noble Roman’s & Tuscano’s	$11,500	$18,000	-

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000.

The franchise fees are paid upon signing the franchise agreement and, when paid, are deemed fully earned and non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients only from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials. Pursuant to the distributor agreements, the primary distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee for the Company in lieu of royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee, to hold the fees in trust for the Company and to remit them to the Company within ten days after the end of each month.

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

The Company’s new Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned or franchised locations of large chains and others are independently owned. Many of the Company’s competitors are large and well-established.

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

Employees

As of March 1, 2017, the Company employed approximately 26 persons full-time and 53 persons on a part-time, hourly basis, of which 20 of the full-time employees are employed in sales and service of the franchise/license units and six full-time employees and all 53 employed on a part-time basis manage and work the Company-owned restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN’S ®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE ®, “Noble Roman’s Take-N-Bake Pizza,” “Noble Roman’s Craft Pizza & Pub” and Tuscano’s Italian Style Subs®, are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of our respective businesses. Each location, including the Company’s Noble Roman’s Craft Pizza & Pub location, is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters. In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on the Company’s business.

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

Officers of the Company

Executive Chairman of the Board and Chief Financial Officer - Paul W. Mobley* was Chairman of the Board, Chief Executive Officer and Chief Financial Officer from 1991 until 2014 when he became Executive Chairman and Chief Financial Officer. Mr. Mobley has been a Director and an Officer since 1974. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA. He is the father of A. Scott Mobley.

President, Chief Executive Officer, Secretary and a Director - A. Scott Mobley* has been President since 1997, a Director since 1992, Secretary since 1993 and Chief Executive Officer since 2014. Mr. Mobley was Vice President from 1988 to 1997 and from 1987 until 1988 served as Director of Marketing for the Company. Prior to joining the Company, Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration magna cum laude from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

Executive Vice President of Franchising - Troy Branson* has been Executive Vice President for the Company since 1997 and from 1992 to 1997, he was Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

*Each of Messieurs Paul W. Mobley, A. Scott Mobley and Troy Branson are “executive officers” of the Company for purposes of the Securities Exchange Act of 1934, as amended.

Vice President of Development - James D. Bales has been Vice President of Operations/Development since March 2008. Before becoming Vice President of Operations/Development, Mr. Bales held various positions with the Company beginning in 2004. Before joining the Company, Mr. Bales had 15 years of management experience in operations and marketing where he held various positions with TCBY starting in 1989. Mr. Bales attended Northern Kentucky University for Graphic Design, Inver Hills Community College for Business Management and obtained his B.S. in Business from the University of Phoenix.

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

Competition from larger companies.

The Company competes for franchise and license sales with large national companies and numerous regional and local companies. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or the operating results of the Company’s system. Unlike the other non-traditional agreements, most of the take-n-bake license agreements with grocery stores are not for any specified period of time and, therefore, grocery stores could discontinue offering the take-n-bake pizza or other retail items at any time. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

The Company’s primary growth strategy includes selling new franchises or licenses for non-traditional locations, including grocery stores and stand-alone pizza restaurants. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the ability of the franchisees and licensees to operate their locations effectively; (3) their ability to comply with applicable regulatory requirements; and (4) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of new non-traditional franchises/licenses or stand-alone locations.

Success of the new Noble Roman’s Craft Pizza & Pub concept

The Company plans to open and operate a minimum of two locations of the Noble Roman’s Craft Pizza & Pub and, once open, the Company plans to launch a major franchising effort based on Noble Roman’s Craft Pizza & Pub. The first Noble Roman’s Craft Pizza & Pub opened on January 31, 2017. This plan requires additional capital investment. The Company may not be able to operate the Noble Roman’s Craft Pizza & Pub locations successfully. The opening and operation of these locations may cost more than we have budgeted. Further, we may not be able to successfully franchise this concept. The success of the Company’s plans will depend upon various factors, which include the traffic generated by and viability of the new locations and our ability to successfully market this concept to potential franchisees. These factors may not be within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening or operation of the Noble Roman’s Craft Pizza & Pub locations or the franchising of the concept.

Dependence on success of franchisees and licensees.

Most of the Company’s earnings comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. If the franchisees do not accurately report their sales, the Company’s revenue could decline. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not successfully operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Initiatives to increase the Federal minimum wage could have an adverse financial effect on our franchisees or licensees by increasing their labor cost.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to our licensees and franchisees. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company.

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

Ability to service or refinance our outstanding indebtedness and the dilutive effect of our outstanding convertible debt

We have substantial debt obligations. At December 31, 2016, our total debt was approximately $5.8 million. Our outstanding debt includes certain indebtedness evidenced by convertible promissory notes we issued, along with certain warrants exercisable for the Company’s common stock, in a private placement in 2016 and 2017.

We may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we have to sell our assets, that sale may negatively affect our ability to generate revenue.

Additionally, the issuance of shares of common stock upon the conversion of our outstanding convertible promissory notes or the exercise of the warrants issued in connection with the sale of the convertible promissory notes would have a dilutive effect on our stockholders.

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

Dependence on key executives.

The Company’s business has been and will continue to be dependent upon the efforts and abilities of its executive staff generally, and particularly Paul W. Mobley, our Executive Chairman and Chief Financial Officer, and A. Scott Mobley, our President and Chief Executive Officer. The loss of either of their services could have a material adverse effect on the Company.

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

Each franchise and Company-owned location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, alcohol, employment and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires on March 31, 2018.

The Company also leases space for its Company-owned restaurants in Indianapolis, Indiana which expires December 31, 2020, in Westfield, Indiana which expires in January 2027, in Roanoke, Virginia which expires in August 2018 and in Jacksonville, North Carolina which expires in December 2017.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in various litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
       STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
       SECURITIES

 Market Information

The Company’s common stock is included on the Nasdaq OTCQB and trades under the symbol “NROM.”

The following table sets forth for the periods indicated, the high and low bid prices per share of common stock as reported by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2015		2016
Quarter Ended:	High	Low	High	Low
March 31	$2.47	$1.97	$1.10	$.80
June 30	$2.38	$1.85	$.88	$.47
September 30	$2.00	$1.34	$.69	$.49
December 31	$1.55	$.94	$.50	$.37

Holders of Record

As of March 15, 2017, there were approximately 262 holders of record of the Company’s common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

In the fourth quarter of 2016, the Company issued certain convertible, subordinated, unsecured promissory notes (the “Notes”) in the aggregate principal amount of $1.6 million and warrants (the “Warrants”) to purchase up to 1.6 million shares of the Company’s common stock.

Each holder of the Notes may convert them at any time into shares of the Company’s common stock at a conversion price of $0.50 per share (subject to anti-dilution adjustment). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into common stock if the daily average weighted trading price of the common stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days. The Warrants expire three years from the date of issuance and provide for an exercise price of $1.00 per share of common stock (subject to anti-dilution adjustment). Subject to certain limitations, the Company may redeem the Warrants at a price of $0.001 per share of common stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the common stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days.

The Company offered and issued the Notes and Warrants in reliance on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes and Warrants were issued to accredited investors in privately negotiated transactions and not pursuant to any public solicitation.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	2,957,667	$.69	(1)
Total	2,957,667	$.69	(1)

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

ITEM 6. SELECTED FINANCIAL DATA (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2012	2013	2014	2015	2016
Royalties and fees	$6,824	$7,083	$7,479	$7,465	$7,351
Administrative fees and other	20	24	73	56	42
Restaurant revenue	456	421	363	208	443
Total revenue	7,300	7,528	7,915	7,729	7,836
Operating expenses	2,348	2,527	2,716	2,774	2,549
Restaurant operating expenses	427	391	402	248	443
Depreciation and amortization	116	114	112	106	125
General and administrative	1,594	1,647	1,646	1,660	1,642
Operating income	2,815	2,849	3,039	2,941	3,077
Interest	413	201	190	187	615
Loss on restaurant discontinued	-	-	-	191	37
Change in fair value of derivative	-	-	-	-	44
Adjust valuation of receivables - including the Heyser case	500	1,208	-	1,230	1,104
Income before income taxes from continuing operations	1,902	1,440	2,849	1,333	1,277
Income taxes	753	569	1,105	512	488
Net income from continuing operations	1,149	871	1,744	821	789
Loss from discontinued operations	(525)	(780)	(154)	(35)	(1,660)
Net income (loss)	$624	$91	$1,590	$786	$(871)
Cumulative preferred dividends	99	99	-	-	-
Net income (loss) available to common stockholders	$525	$(8)	$1,590	$786	$(871)
Weighted average number of common shares	19,498	19,533	19,871	20,518	20,782
Net income per share from continuing operations	$.06	$.05	$.09	$.04	$.04
Net income (loss) per share	.03	.01	.08	.04	(.04)
Net income (loss) per share available to common stockholders	$.03	$-	$.08	$.04	$(.04)

Balance Sheet Data:	2012	2013	2014	2015	2016
Working capital	$1,964	$1,451	$2,267	$2,805	$2,429
Total assets	17,161	16,374	17,758	18,465	19,899
Long-term obligations, net of current portion	3,021	2,635	1,847	2,141	3,755
Stockholders’ equity	$12,379	$11,703	$13,766	$14,875	$14,018

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, Dominican Republic and Canada and, in January 2017, launched a new stand-alone concept called Noble Roman’s Craft Pizza & Pub.

There were 2,562 franchised or licensed outlets in operation on December 31, 2015 and 2,768 on December 31, 2016. During the 12-month period ended December 31, 2016, 242 new franchised or licensed outlets opened and 36 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,768, have left the system.

As discussed in Note 1 of the notes to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating such items as notes and accounts receivable to reflect the actual amount expected to be collected for total receivables. At December 31, 2015 and 2016, the Company reported net accounts receivable of $7.0 million and $6.8 million, respectively, each of which were net of allowances. The allowance at December 31, 2015 was $1.2 million and at December 31, 2016 was $2.7 million, including $1.5 million related to discontinued operations, to reflect the amount the Company expects to realize for the receivables. The Company has reviewed each of its accounts and only included receivables in the amount expected to be collected. The Company, at December 31, 2015 and December 31, 2016, had a deferred tax asset on its balance sheet totaling $9.1 million and $9.6 million, respectively. After reviewing expected results from the Company’s current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, between 2019 and 2036.

Financial Summary

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company’s products or changes in the business climate that affect the recovery of recorded values. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

Condensed Consolidated Statement of Operations Data
Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2014		2015		2016
Royalties and fees	$7,479,334	94.5%	$7,464,963	96.6%	$7,350,692	93.8%
Administrative fees and other	72,541	0.9	56,520	0.7	42,402	0.5
Restaurant revenue	363,340	4.6	207,803	2.7	443,391	5.7
Total revenue	7,915,215	100.0	7,729,286	100.0	7,836,485	100.0

Franchise-related operating expenses:
Salaries and wages	1,063,076	13.4	1,141,562	14.8	996,303	12.7
Trade show expense	541,385	6.8	543,354	7.0	520,691	6.6
Travel expense	235,127	3.0	255,125	3.3	230,091	2.9
Broker commissions	-	-	-	-	32,241	0.4
Other operating expense	876,162	11.1	834,320	10.8	769,791	9.8
Restaurant expenses	402,281	5.1	248,139	3.2	443,389	5.7
Depreciation	111,750	1.4	105,843	1.4	124,773	1.6
General and administrative	1,646,502	20.8	1,659,966	21.5	1,641,853	21.0
Total Expenses	4,876,283	61.6	4,788,309	62.0	4,759,132	60.7
Operating income	3,038,932	38.4	2,940,977	38.0	3,077,353	39.3

Interest	190,382	2.4	186,414	2.4	615,687	7.9
Loss on restaurant discontinued	-	-	191,390	2.5	36,776	0.5
Change in fair value of derivatives	-	-	-	-	44,464	0.5
Adjust valuation of receivables – including the Heyser case	-	-	1,230,000	15.9	1,103,521	14.1

Income before income taxes	2,848,550	36.0	1,333,173	17.2	1,276,907	16.3
Income taxes	1,104,809	14.0	512,671	6.6	487,880	6.2
Net income from continuing operations	$1,743,741	22.0%	$820,502	10.6%	$789,027	10.1%

	Quarters Ended December 31,
	2015		2016
Royalties and fees	$1,817,673	96.3%	$1,806,303	86.2%
Administrative fees and other	11,342	0.6	8,234	0.4
Restaurant revenue	59,040	3.1	280,654	13.4
Total revenue	1,888,055	100.0	2,095,191	100.0%

Franchise-related operating expenses:
Salaries and wages	281,716	14.9	236,699	11.3
Trade show expense	137,753	7.3	137,604	6.6
Travel expense	83,427	4.4	77,407	3.7
Other operating expense	230,105	12.2	194,141	9.3
Restaurant expenses	62,833	3.4	302,214	14.4
Depreciation	26,780	1.4	32,010	1.5
General and administrative	431,355	22.9	435,892	20.8
Total Expenses	1,253,969	66.5	1,415,967	67.6
Operating income	634,086	33.5	679,224	32.4

Interest	47,774	2.5	323,863	15.5
Loss on restaurant discontinued	191,390	10.1	-	-
Change in fair value of derivatives	-	-	44,464	2.1
Adjust valuation of receivables – including the Heyser case	380,000	20.1	352,862	16.8

Net income (loss) before income taxes (benefit)	14,922	0.8	(41,965)	(2.0)
Income taxes	5,738	0.3	(16,027)	(0.8)
Net income(loss) from continuing operations	$9,184	0.5%	$(25,938)	(1.2)%

2016 Compared to 2015

Total revenue for the year 2016 was $7.8 million compared to $7.7 million in 2015. The primary reason for the increase was the result of adding two additional Company-owned restaurants in the fourth quarter. For the three months ended December 31, 2016, total revenue was $2.1 million compared to $1.9 million for the comparable period in 2015. For the year 2016, franchise fees and equipment commissions (“Upfront Fees”) increased to $299,000 from $228,000 for 2015. For the three-month period ended December 31, 2016, Upfront Fees increased to $78,000 from $16,000 for the comparable period in 2015. Royalties and fees, less Upfront Fees, decreased to $7.1 million for 2016 from $7.2 million in 2015. The increase in Upfront Fees was primarily the result of selling more non-traditional franchises. For the three-month period ended December 31, 2016, royalties and fees less Upfront Fees decreased to $1.7 million from $1.8 million from the comparable period in 2015. The breakdown of royalties and fees less Upfront Fees for the year 2016 and for the three months ended December 31, 2016 compared to the comparable periods in 2015, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.4 million and $1.1 million and $4.4 million and $1.1 million; royalties and fees from the grocery store take-n-bake were $2.1 million and $551,000 and $1.9 million and $532,000; royalties and fees from stand-alone take-n-bake franchises were $318,000 and $42,000 and $707,000 and $151,000; royalties and fees from traditional locations were $238,000 and $58,000 and $265,000 and $64,000.

Restaurant revenue for 2016 increased to $443,000 from $208,000 in 2015. For the three-month period ended December 31, 2016, restaurant revenue increased to $281,000 from $59,000 for the comparable period in 2015. The increase in both annual and quarterly restaurant revenue was a result of adding two additional company-owned restaurants during the fourth quarter 2016 which had previously been franchised restaurants.

As a percentage of total revenue, salaries and wages for 2016 decreased to 12.7% from 14.8% in 2015. For the three-month period ended December 31, 2016, salaries and wages decreased to 11.3% from 14.9% for the comparable period in 2015. Salaries and wages decreased to $996,000 and $237,000 from $1.1 million and $282,000 for the year and the three-month period ended December 31, 2016, respectively, compared to the comparable periods in 2015.

As a percentage of total revenue, trade show expenses for 2016 decreased to 6.6% from 7.0% in 2015. For the three-month period ended December 31, 2016, trade show expenses decreased to 6.6% from 7.3% for the comparable period in 2015. Trade show expenses were $521,000 and $138,000, respectively, for the year and three-month period ended December 31, 2016 compared to $543,000 and $138,000, respectively, for the comparable periods in 2015.

As a percentage of total revenue, travel expenses for 2016 decreased to 2.9% from 3.3% in 2015. For the three-month period ended December 31, 2016, travel expense decreased to 3.7% from 4.4% for the comparable period in 2015. Travel expenses were $230,000 and $77,000, respectively, for the year and three-month period ended December 31, 2016 and $255,000 and $83,000, respectively, for the comparable periods in 2015.

As a percentage of total revenue, other operating expenses for 2016 decreased to 9.8% compared to 10.8% in 2015. For the three-month period ended December 31, 2016, other operating expenses decreased to 9.3% from 12.2% for the comparable period in 2015. Other operating expenses were $770,000 and $194,000 for the year and three-month periods ended December 31, 2016 and $834,000 and $230,000, respectively, for the comparable periods in 2015.

As a percentage of total revenue, restaurant expenses in 2016 increased to 5.7% from 3.2% in 2015. For the three-month period ended December 31, 2016, restaurant expenses increased to 14.4% from 3.4% for the comparable period in 2015. The increase was a result of adding two additional company-owned restaurants during the fourth quarter 2016 which had previously been franchised restaurants.

As a percentage of total revenue, general and administrative expenses for 2016 decreased to 21.0% from 21.5% in 2015. For the three-month period ended December 31, 2016, general and administrative expenses decreased to 20.8% from 22.9% for the comparable period in 2015. General and administrative expenses were $1.6 million and $436,000 for the year and three-month periods ended December 31, 2016 and $1.7 million and $431,000, respectively, for the comparable periods in 2015.

As a percentage of total revenue, total expenses for 2016 decreased to 60.7% from 62.0% in 2015. For the three-month period ended December 31, 2016, total expenses increased to 67.6% from 66.5% for the comparable period in 2015. Total expenses were $4.8 million and $1.4 million for the year and three-month periods ended December 31, 2016 and $4.8 million and $1.3 million, respectively, for the comparable periods in 2015.

As a percentage of total revenue, operating income for 2016 increased to 39.3% from 38.0% in 2015.
For the three-month period ended December 31, 2016, operating income decreased to 32.4% from 33.5% for the comparable period in 2015. Operating income was $3.1 million and $679,000 for the year and three-month periods ended December 31, 2016 and $2.9 million and $634,000, respectively, for the comparable periods in 2015.

Interest expense, as a percentage of total revenue, increased to 7.9% from 2.4% for the year 2016 compared to 2015. For the three-month period ended December 31, 2016, interest expense increased to 15.5% from 2.5% for the comparable period in 2015. Actual interest expense increased to $616,000 and $324,000, respectively, for the year and three-month period ended December 31, 2016 compared to $186,000 and $48,000, respectively, for the comparable periods in 2015. The primary reasons for the increase in interest expense were additional borrowings and a higher effective interest rate.

Change in fair value of derivatives was a net expense of $44,000 compared to none in 2015 due to the issuance of Notes and Warrants in 2016.

Loss on restaurant discontinued was $37,000 in 2016 and $191,390 in 2015. This restaurant was part of the discontinued operations in 2008 but the decision was made at that time to continue to operate this location until the lease (renewed in 2010) expired. The Company does not expect this expense to recur.

Net income before income taxes from continuing operations for 2016 remained the same at $1.3 million compared to the comparable period in 2015; however, in 2016, the Company recognized a valuation allowance of $1.1 million related to receivables including the Heyser case compared to $1.2 million in 2015 and a loss on restaurant discontinued of $37,000 in 2016 and $191,000 in 2015. For the three-month period ended December 31, 2016, net loss before income taxes from continuing operations was $42,000 compared to a net income of $15,000 for the comparable period in 2015, however, included in the three-month period ended December 31, 2016 was a valuation allowance of $353,000 compared to $380,000 in the comparable period in 2015. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $23 million in net income before income taxes due to its net operating loss carry-forwards.

Loss on discontinued operations was approximately $1.7 million in 2016 and $35,000 in 2015. This loss on discontinued operations for 2016 was primarily the result of discontinuing the stand-alone take-n-bake venue in the third quarter of 2016. See Note 11 of the notes to the Company’s consolidated financial statements.

Net loss for 2016 was $871,000 compared to net income of $786,000 in 2015. The net loss was primarily a result of the loss on discontinued operations of $1.7 million, adjustment in the valuation of receivables including the Heyser case of $1.1 million and change in fair value of derivatives of $44,000 in 2016.

2015 Compared to 2014

Total revenue for the year 2015 was $7.7 million compared to $7.9 million in 2014. The reason for the decrease was the result of the restaurant discontinued, which was a part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired. For the three months ended December 31, 2015, total revenue increased to $1.9 million from $1.8 million for the comparable period in 2014. For the year 2015, Upfront Fees decreased to $228,000 from $392,000 for 2014. For the three-month period ended December 31, 2015, Upfront Fees decreased to $16,000 from $74,000 for the comparable period in 2014. Royalties and fees, less Upfront Fees, increased to $7.2 million for 2015 from $7.1 million in 2014. For the three-month period ended December 31, 2015, royalties and fees less Upfront Fees increased to $1.8 million from $1.6 million for the comparable period in 2014. The breakdown of royalties and fees less Upfront Fees for the year 2015 and for the three months ended December 31, 2015 compared to the comparable periods in 2014, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.4 million and $1.1 million and $4.5 million and $993,000; royalties and fees from the grocery store take-n-bake were $1.9 million and $530,000 and $1.5 million and $340,000; royalties and fees from stand-alone take-n-bake franchises were $707,000 and $151,000 and $849,000 and $234,000; royalties and fees from traditional locations were $265,000 and $64,000 and $283,000 and $67,000. The decline in Upfront Fees was primarily the result of selling fewer franchises for the Company’s stand-alone franchises. Most of the growth came from licensing grocery store take-n-bake locations where there are no Upfront Fees. The growth in the royalties and fees from grocery store take-n-bake locations primarily was the result of adding new locations to the system.

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

Restaurant revenue for 2015 decreased to $208,000 from $363,000 in 2014. The reason for the decrease was the result of the restaurant discontinued, which was a part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired. For the three-month period ended December 31, 2015, restaurant revenue decreased to $59,000 from $84,000 for the comparable period in 2014. The Company had been operating two locations used primarily for testing and demonstration purposes, however one of those locations was a quick service restaurant (“QSR”) concept, which was part of the discontinued operations from 2008 but continued to operate until the lease (renewed in 2010) expired in March 2016.

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

As a percentage of total revenue, travel expenses for 2015 increased to 3.3% from 3.0% in 2014. For the three-month period ended December 31, 2015, travel expense increased to 4.4% from 3.6% for the comparable period in 2014. Travel expenses were $255,000 and $83,000, respectively, for the year and three-month period ended December 31, 2015 and $235,000 and $64,000, respectively, for the comparable periods in 2014.

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

As a percentage of total revenue, general and administrative expenses for 2015 increased to 21.5% from 20.8% in 2014. For the three-month period ended December 31, 2015, general and administrative expenses decreased to 22.9% from 23.1% for the comparable period in 2014. Other general and administrative expenses were $1.7 million and $431,000 for the year and three-month periods ended December 31, 2015 and $1.65 million and $418,000, respectively, for the comparable periods in 2014.

As a percentage of total revenue, total expenses for 2015 increased to 62.0% from 61.6% in 2014. For the three-month period ended December 31, 2015, total expenses decreased to 66.5% from 69.6% for the comparable period in 2014. Total expenses were $4.8 million and $1.3 million for the year and three-month periods ended December 31, 2015 and $4.9 million and $1.3 million, respectively, for the comparable periods in 2014.

As a percentage of total revenue, operating income for 2015 decreased to 38.0% from 38.4% in 2014.
For the three-month period ended December 31, 2015, operating income increased to 33.5% from 30.4% for the comparable period in 2014. Operating income was $2.9 million and $634,000 for the year and three-month periods ended December 31, 2015 and $3.0 million and $550,000, respectively, for the comparable periods in 2014.

Interest expense, as a percentage of total revenue, remained the same at 2.4% for both 2015 and 2014. For the three-month period ended December 31, 2015, interest expense decreased to 2.5% from 2.7% for the comparable period in 2014. Actual interest expense decreased to $186,000 and $48,000, respectively, for the year and three-month period ended December 31, 2015 compared to $190,000 and $50,000, respectively, for the comparable periods in 2014. The primary reason for the decrease in interest expense was the continued amortization of the principal balance of notes payable partially offset by a slightly higher effective rate of interest.

Loss on restaurant discontinued was $191,390 in 2015 and none in 2014. This restaurant was part of the discontinued operations in 2008 but the decision was made at that time to continue to operate this location until the lease (renewed in 2010) expired. This is a non-recurring expense.

Net income before income taxes from continuing operations for 2015 decreased to $1.3 million from $2.8 million in 2014; however, in 2015, the Company recognized a valuation allowance of $1.2 million related to receivables including the Heyser case and a loss on restaurant discontinued of $191,000. For the three-month period ended December 31, 2015, net income before income taxes from continuing operations was $15,000 compared to $501,000 for the comparable period in 2014, however, included in the three-month period ended December 31, 2015 was a valuation allowance of $380,000 related to receivables including the Heyser case and a loss on restaurant discontinued of $191,000. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company did not pay any income tax due to its net operating loss carry-forwards.

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

Impact of Inflation

The primary inflation factors affecting the Company’s operations are food and labor costs to the franchisee. Cheese makes up the single largest topping cost on a pizza. Cheese prices reached an all-time record high in April 2014 and maintained at historically high prices until mid-September 2014. They have since decreased. The average cheese price in 2015 was approximately 3% below the ten-year average for cheese prices; the average cheese price in 2016 was 7% below the ten-year average. The Company’s business was affected by the increased cost of meats during 2014, but these prices have also moderated somewhat. Labor costs across the country have generally seen some upward pressure in hourly rates as the unemployment rate has decreased and competition for hourly employees has increased. However, the Company believes any labor cost increases in the future for our non-traditional franchisees and licensees will be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts.

Liquidity and Capital Resources

The Company’s strategy in recent years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza and franchising stand-alone locations. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be the Company’s strategy but, in addition, over the past two years the Company has been developing a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company plans to open and operate at least three locations of the Noble Roman’s Craft Pizza & Pub and, once open, the Company plans to launch a major franchising effort based on Noble Roman’s Craft Pizza & Pub. The first Noble Roman’s Craft Pizza & Pub opened on January 31, 2017. The Company currently operates three restaurant locations in addition to the new Craft Pizza &Pub location. Two of the three restaurant locations were previously operated by franchisees but acquired by the Company in the fourth quarter of 2016. The Company does not intend to take over any additional restaurant locations from franchisees and is in the process of attempting to re-franchise one of those two locations.

The Company’s current ratio was 2.14-to-1 as of December 31, 2016, compared to 2.94-to-1 as of December 31, 2015.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in May 2016. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 2017. All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%. The First Amendment also provided for a new term loan in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing in November 2013 and continuing thereafter until the final payment in February 2017. The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08% per annum. Proceeds from the new term loan were used to redeem the Company’s Series B Preferred Stock which were earning a return to the holders of 12% per annum.

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

In July 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which was to mature in July 2017. Interest on the note was payable at the rate of 8% per annum quarterly in arrears and this loan was subordinate to borrowings under the Company’s bank loan. In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company’s common stock at an exercise price per share of $2.00. The warrant expires in July 2020. Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker. The Company repaid this loan in January 2017 with the proceeds of a $600,000 loan from Paul W. Mobley at an interest rate of 7% per annum payable quarterly in arrears. The loan matures in March 2018. Per the anti-dilution provisions of the warrant, as of January 2017, the warrant entitles the holder to purchase 1.2 million shares of the Company’s common stock at a price of $.50 per share.

In December 2015, the Company borrowed $100,000 from Paul W. Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul W. Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G Funding, LLC (“Super G”), as described below, Paul W. Mobley subordinated his $250,000 note and A. Scott Mobley subordinated his $60,000 note to the Super G loan and agreed to extend the maturity of those notes to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured.

In January 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum. The new term loan was to mature March 31, 2017 when the remaining principal balance would have become due. In addition, the Third Amendment provided for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.

In June 2016, the Company borrowed $2.0 million from Super G and used those funds: (1) to repay the $500,000 revolving Bank loan and (2) for working capital purposes. This loan is to be repaid in the total amount of $2.7 million in regular semi-monthly payments over a two year period.

In October 2016, the Company began a private placement of the Notes and the Warrants (the “Offering”) and engaged Divine Capital Markets, LLC to serve as placement agent for the Offering (the “Placement Agent”). As of December 31, 2016, the Company had issued Notes in the aggregate principal amount of $1.6 million and Warrants to purchase up to 1.6 million shares of the Company’s common stock. In January 2017, the Company completed the Offering as a result of which it issued a total of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock. These Notes, which are convertible, into the company’s common stock and Warrants are described in greater detail in Note 3 to the consolidated financial statements herein.

The Company intends to use the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurants and for general corporate purposes.

In January 2017, the Company entered into a Fourth Amendment to its Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Bank extended the maturity of the term loan to March 31, 2018. All other terms and conditions of the loan remain the same including the monthly principal payments and the interest rate.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan during 2017. Now that the Offering, as described above, is complete the Company has begun efforts to refinance all of its loans except the Notes, into one loan with an extended amortization schedule. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues including growth in the number of grocery store locations licensed to sell the take-n-bake pizza and operating two Noble Roman’s Craft Pizza & Pub locations, as described above, plus launching an aggressive franchising program of Noble Roman’s Craft Pizza & Pub restaurants.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet except:

The Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies.

In February 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

In May 2014, the FASB issued ASU 2014-09, regarding revenue on contracts with customers. These new standards become effective in January 2018. The company is currently evaluating the impact, if any, of this Accounting Standards Update.

The Company does not believe these accounting pronouncements will have a material adverse effect on its financial condition or results of operations.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2016:

	Less than
	Total	1 Year	1-3 Years	3-5 Years
Long-term debt (1)	$5,797,477	$1,786,490	$4,010,987	$-
Operating leases	1,414,526	286,426	431,920	696,180
Total	$7,212,003	$2,072,916	$4,442,907	$696,180

(1) The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the company’s ability to successfully operate an increased number of company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” above in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2016, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $1.4 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $10,803 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2015	2016
Current assets:
Cash	$194,021	$477,928
Accounts receivable - net	2,007,751	1,828,534
Inventories	492,222	754,418
Prepaid expenses	634,016	568,386
Deferred tax asset - current portion	925,000	925,000
Total current assets	4,253,010	4,554,266

Property and equipment:
Equipment	1,376,190	1,963,957
Leasehold improvements	88,718	88,718
Construction and equipment in progress	-	351,533
	1,464,908	2,404,208
Less accumulated depreciation and amortization	1,092,785	1,194,888
Net property and equipment	372,123	1,209,320
Deferred tax asset (net of current portion)	8,158,523	8,696,870
Goodwill	-	278,466
Other assets including long-term portion of accounts receivable - net	5,681,272	5,159,937
Total assets	$18,464,928	$19,898,859
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$601,081	$655,725
Current portion of loan payable to Super G	-	1,130,765
Accounts payable and accrued expenses	847,418	339,125
Total current liabilities	1,448,499	2,125,615

Long-term obligations:
Notes payable to bank (net of current portion)	1,366,454	710,729
Loan payable to Super G (net of current portion)	-	718,175
Notes payable to officers	175,000	310,000
Note payable to Kingsway America	600,000	600,000
Convertible notes payable	-	769,835
Derivative warrant liability	-	210,404
Derivative conversion liability	-	435,671
Total long-term liabilities	2,141,454	3,754,814

Stockholders’ equity:
Common stock – no par value (25,000,000 shares authorized, 20,775,921 issued and outstanding as of December 31, 2015 and 20,783,032 issued and outstanding as of December 31, 2016)	24,294,002	24,308,297
Accumulated deficit	(9,419,027)	(10,289,867)
Total stockholders’ equity	14,874,975	14,018,430
Total liabilities and stockholders’ equity	$18,464,928	$19,898,859

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2014	2015	2016
Royalties and fees	$7,479,334	$7,464,963	$7,350,692
Administrative fees and other	72,541	56,520	42,402
Restaurant revenue	363,340	207,803	443,391
Total revenue	7,915,215	7,729,286	7,836,485

Operating expenses:
Salaries and wages	1,063,076	1,141,562	996,303
Trade show expense	541,385	543,354	520,691
Travel expense	235,127	255,125	230,091
Broker commissions	-	-	32,241
Other operating expenses	876,162	834,320	769,791
Restaurant expenses	402,281	248,139	443,389
Depreciation and amortization	111,750	105,843	124,773
General and administrative	1,646,502	1,659,966	1,641,853
Total expenses	4,876,283	4,788,309	4,759,132
Operating income	3,038,932	2,940,977	3,077,353

Interest	190,382	186,414	615,685
Loss on restaurant discontinued	-	191,390	36,776
Change in fair value of derivatives	-	-	44,464
Adjust valuation of receivables - including Heyser case	-	1,230,000	1,103,521
Income before income taxes from continuing operations	2,848,550	1,333,173	1,276,907
Income tax expense	1,104,809	512,671	487,880
Net income from continuing operations	1,743,741	820,502	789,027

Loss from discontinued operations net of tax benefit of $97,284 for 2014, $21,697 for 2015 and $1,026,277 for 2016	(153,545)	(34,724)	(1,659,867)
Net income (loss)	$1,590,196	$785,778	$(870,840)
Earnings per share - basic:
Net income from continuing operations	$.09	$.04	$.04
Net loss from discontinued operations net of tax benefit	$(.01)	$(.00)	$(.08)
Net income (loss)	$.08	$.04	$(.04)
Weighted average number of common shares outstanding	19,870,904	20,517,846	20,781,886

Diluted earnings (loss) per share:
Net income from continuing operations	$.08	$.04	$.04
Net loss from discontinued operations net of tax benefit	$(.01)	$(.00)	$( .08)
Net income (loss)	$.07	$.04	$( .04)
Weighted average number of common shares outstanding	21,204,439	21,439,242	21,208,173

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2013	19,585,089	$23,498,401	$(11,795,001)	$11,703,400
2014 net income			1,590,196	1,590,196

Cashless exercise of employee stock option	214,998

Amortization of value of stock options		48,815		48,815

Stock issued in exchange for payables	180,000	318,208		318,208

Exercise of employee stock options	115,000	105,230	_________	105,230
Balance at December 31, 2014	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

2015 net income			785,778	785,778

Cashless exercise of employee stock option	360,167

Amortization of value of stock options		26,962		26,962

Stock issued in exchange for payables	50,000	95,000		95,000

Exercise of employee stock options	270,667	201,386	_________	201,386
Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

2016 net loss			(870,840)	(870,840)

Cashless exercise of employee stock option	7,111

Amortization of value of stock options		14,295		14,295

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2014	2015	2016
Net income (loss)	$1,590,196	$785,778	$(870,840)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	128,265	98,826	166,681
Deferred income taxes	1,007,526	490,974	(538,348)
Change in fair value of derivatives	-	-	44,464
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(419,166)	(319,797)	131,217
Inventories	(43,578)	(110,822)	(244,898)
Prepaid expenses	4,344	(166,295)	104,802
Other assets including long-term portion of accounts receivable	(1,861,460)	(665,341)	150,885
Increase (decrease) in:
Accounts payable and accrued expenses	263,622	322,453	(473,916)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	669,749	435,776	(1,529,953)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,176)	(13,840)	(364,035)
NET CASH USED BY INVESTING ACTIVITIES	(22,176)	(13,840)	(364,035)

FINANCING ACTIVITIES
Payment of principal outstanding on bank loan	(1,235,694)	(1,348,229)	(601,081)
Payment of principal on Super G	-	-	(78,976)
Proceeds from new financings net of closing costs	697,704	600,000	3,210,509
Proceeds from officers loans	-	175,000	135,000
Proceeds from the exercise of stock options	105,230	201,386	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(432,760)	(371,843)	2,665,452

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(172,251)	(56,421)	(487,556)

Increase (decrease) in cash	42,562	(6,328)	283,907
Cash at beginning of year	157,787	200,349	194,021
Cash at end of year	$200,349	$194,021	$477,928

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2015, options to purchase 90,000 shares at $.36 per share, 100,000 shares at $.95 per share, 300,000 shares at $1.05 per share, 66,666 shares at $.58 per share and 30,000 shares at $.90 per share were exercised pursuant to the cashless exercise provisions of the options and the holders received 360,167 shares of common stock. Also in 2015, the Company issued 50,000 shares of common stock in exchange for $95,000 in payables.

In 2016, option to purchase 20,000 shares at $.58 per share was exercised and the holder received 7,111 shares of common stock pursuant to the cashless exercise provision of the option.

The Company acquired two restaurants from franchisees during the fourth quarter of 2016, in exchange for $131,417 of equipment,$17,298 of inventory and $427,181 in accounts payable and accrued expenses.

See acconmpanying notes to consolidate financial statements.

Notes to Consolidated Financial Statements
Noble Roman’s, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company sells and services franchises and/or licenses for non-traditional foodservice operations and stand-alone retail outlets under the trade names “Noble Roman’s Pizza,” “Tuscano’s Italian Style Subs” and “Noble Roman’s Craft Pizza & Pub.” Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman’s, Inc. and its wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc. Inter-company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from five years to 12 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease. Construction and equipment in progress are stated at cost for leasehold improvements and equipment for a new restaurant being constructed and was not completed until January 2017.

Cash and Cash Equivalents: Includes actual cash balance. The cash is not pledged nor are there any withdrawal restrictions.

Advertising Costs: The Company records advertising costs consistent with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Other Expense topic and Advertising Costs subtopic. This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures: The Fair Value Measurements and Disclosures topic of the FASB’s ASC requires companies to determine fair value based on the price that would be received to sell the assets or paid to transfer to liability to a market participant. The fair value measurements and disclosure topic emphasis that fair value is a market based measurement, not an entity specific measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level One: Quoted market prices in active markets for identical assets or liabilities.

Level Two: Observable market –based inputs or unobservable inputs that are corroborated by market data.

Level Three: Unsobservable inputs that are not corroborated by market data.

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

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reducton from the carrying amount of the associated liability. The debt issuance cost was reclassified from other assets to long-term debt on its balance sheet but had no effect on its statement of operations. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The debt issuance cost being amortized is $278,408 with an accumulated amortization at December 31, 2016 of $45,727

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc., in Virginia and a second restaurant in North Carolina, both former franchisees of the Company. The acquisitions were in exchange for $132,000 of equipment, $17,000 of inventory and $427,000 of accounts payable and accrued expenses. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management's judgment is involved in performing goodwill and other intangible assets valuation analyses, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2016, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees: Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits including interest per the franchise agreement and other inspections as they come due and payable by the franchisee. Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors. Administrative fees are recognized as income monthly as earned. Initial franchise fees are recognized as income when the services for the franchised location are substantially completed.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2016, the net operating loss carry-forward was approximately $23 million which expires between the years 2019 and 2036. Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2014, 2015 and 2016. The Company’s federal and various state income tax returns for 2013 through 2016 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended
December 31, 2014:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share – basic
Net income	1,590,196	19,870,904	$.08
Effect of dilutive securities
Options	-	1,333,535
Diluted earnings per share
Net income	$1,590,196	21,204,439	$.07

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2015:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share – basic
Net loss	785,778	20,517,846	$0.04
Effect of dilutive securities
Options	-	921,296
Diluted earnings per share
Net loss	785,778	21,439,242	$0.04

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2016:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share – basic
Net income	(870,840)	20,781,886	$(0.04)
Effect of dilutive securities
Options	-	32,845
Convertible notes	-	393,442
Diluted earnings per share
Net income	(870,840)	212,008,173	$(0.04)

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report. In January 2017, the Company repaid a promissory note to Kingsway America with an interest rate of 8% per annum due July 2017 by borrowing the $600,000 from an officer of the Company at an interest rate of 7% per annum due March 2018. With the initial Kingsway loan, they received a warrant to purchase 300,000 shares of common stock at $2.00 per share containing certain anti-dilutive provisions. In January 2017, as a result of those dilutive provisions, the warrant changed to 1,200,000 shares at $.50 per share. In January 2017, the Company entered into a Fourth Amendment to its Credit Agreement with BMO Harris Bank (the “Bank”) to extend the maturity of that note from March 2017 to March 2018 with all other terms and conditions remaining the same including the monthly principal payments and the interest rate. In January 2017, the Company completed the Offering (as described in Note 3), began in 2016, of Notes and Warrants under which it issued a total of $2.4 million principal amount of the Notes and Warrant to purchase 2.4 million shares of the Company’s common stock. In January 2017, the Company opened its first Noble Roman’s Noble Roman’s Craft Pizza & Pub location. In January 2017, at a special meeting of the shareholders, they approved the authorized shares being increased from 25,000,000 to 40,000,000.

No subsequent event required recognition or disclosure except as discussed above.

Note 2: Accounts Receivable

At December 31, 2015 and 2016, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2015 and 2016 will be collected. The allowance to reduce the receivables to anticipated net realizable value at December 31, 2015 was $1.2 million and at December 31, 2016 was $2.7 million, including $1.5 million related to discontinued operations.

In 2012, the Company dismissed its counterclaims against certain plaintiffs in the lawsuit related to the operations discontinued in 2008 and reduced the net realizable value by $500,000 related to the Company’s counterclaims against the plaintiffs in the lawsuit referenced above. In 2013, based on a judgment that was entered in February 2014 in the lawsuit, the Company reduced the carrying value of the receivables subject to the counterclaims by $1.1 million. Since the right to receive passive income in the form of royalties is not a part of the discontinued operations, the adjustments to reflect these two charges were made to continuing operations. In 2015, the Company made an adjustment for valuation of receivables, including the Heyser case above, of $1.2 million. In 2016, the Company made an adjustment for valuation of receivables, including the Heyser case above, of $1.1 million.

Note 3: Notes Payable

In 2012, the Company entered into a Credit Agreement with the Bank for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in May 2016. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 2017. All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%. The First Amendment also provided for a new term loan in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing in November 2013 and continuing thereafter until the final payment in February 2017. The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08% per annum. Proceeds from the new term loan were used to redeem the Company’s Series B Preferred Stock which were earning a return to the holders of 12% per annum.

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

In July 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which was to mature in July 2017. Interest on the note was payable at the rate of 8% per annum quarterly in arrears and this loan was subordinate to borrowings under the Company’s bank loan. In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company’s common stock at an exercise price per share of $2.00. The warrant expires in July 2020. The Kingsway warrant included anti-dilution features similar to those discussed in Note 3. As such, the Kingsway warrant is considered a derivative liability at December 31, 2016 due to the additional borrowing from Super G and the conversion feature of the private placement Notes, the number of shares of common stock underlying the Kingsway warrants increased from 300,000 to 480,000 and the exercise price per warrant decreased from $2.00 per share to $.50 per share. In 2017, the number of shares underlying the warrant increased to 1.2 million and the exercise price remained at $.50 per share. Proceeds were used to increase working capital in anticipation of expected growth due to the Company hiring two new sales people, a Vice President of Supermarket Development, and entering into an agreement with a franchise broker. The Company repaid this loan in January 2017 with the proceeds of a $600,000 loan from Paul W. Mobley at an interest rate of 7% per annum payable quarterly in arrears. The loan matures in March 2018.

In December 2015, the Company borrowed $100,000 from Paul W. Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul W. Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G Funding, LLC (“Super G”), as described below, Paul W. Mobley subordinated his $250,000 note and A. Scott Mobley subordinated his $60,000 note to the Super G loan and agreed to extend the maturity of those notes to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured.

In January 2016, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company consolidated its three term loans with the Bank into a new term loan of $1,967,000 repayable in monthly payments of principal in the amount of $54,654 plus interest on the unpaid balance of LIBOR plus 6% per annum. The new term loan was to mature March 31, 2017 when the remaining principal balance would have become due. In addition, the Third Amendment provided for a revolving loan in the maximum amount of $500,000 with a maturity of March 31, 2017.

In June 2016, the Company borrowed $2.0 million from Super G and used those funds: (i) to repay the $500,000 revolving Bank loan and (ii) for working capital purposes. This loan is to be repaid in the total amount of $2.7 million in regular semi-monthly payments over a two year period.

In the fourth quarter of 2016, the Company issued 32 Units, for a purchase price of $50,000 per Unit, or $1,600,000 in the aggregate. Each $50,000 Unit consists of a convertible, subordinated, unsecured promissory note (a “Note”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock, no par value per share (the “Common Stock”). The Company issued Units to investors including the following related parties: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company ($150,000); and Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company ($200,000).

Interest on the Notes accrues at the annual rate of 10% and is payable quarterly in arrears. Principal of the Notes matures three years after issuance. Each holder of the Notes may convert them at any time into Common Stock of the Company at a conversion price of $0.50 per share (subject to anti-dilution adjustments). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into Common Stock if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days. The Notes provide for customary events of default. The Notes are unsecured and subordinate to senior debt of the Company.

The Warrants expire three years from the date of issuance and provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustments). Subject to certain limitations, the Company may redeem the Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days.

In connection with the issuance of the Units, the Company granted the Investors certain registration rights with respect to the shares of Common Stock into which the Notes are convertible and for which the Warrants are exercisable.

Divine Capital Markets LLC served as the placement agent for the offering of the Units (the “Placement Agent”). In consideration of the Placement Agent’s services, the Placement Agent earns a cash fee and expense allowance equal to 10% and 3%, respectively, of the gross proceeds of the offering, as well as warrants (the “Placement Agent Warrants”) for 10% of Units sold. Each Placement Agent Warrant allow the Placement Agent to purchase a Unit for $60,000.

The Company evaluated the Notes, Warrants and Placement Agent Warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. Due to the anti-dilution features in the contracts, commonly referred to as “down-round protection”, the contracts do not meet the scope exception for treatment as a derivative under ASC 815. As such, the embedded conversion feature in the Notes (the “Conversion Feature”), the Warrants and the Placement Agent warrants are considered derivative financial instruments.

The accounting treatment of derivative financial instruments requires that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of the derivative instruments, along with the cash Placement Agent fees, are deducted from the carrying value of the Notes, as original issue discount (“OID”). The OID is amortized over the term of the Notes using the effective interest rate method.

Activity related to the Units during the fourth quarter of 2016 is as follows:

Gross Proceeds	$1,600,000
Placement Agent Fees	208,000
Fair Value of Warrants	96,380
Fair Value of Conversion Features	458,875
Fair Value of Placement Agent Warrants	46,358
Legal and Other Costs of Issuance	42,918
Net Amount Allocable to Notes	$747,469

At December 31, 2016, the balance of the Notes is comprised of:

Face Value	$1,600,000
Unamortized OID	(830,165)
Carrying Value	$769,835

Interest expense related to the Notes, including amortization of OID, amounted to $22,365 for the year ended December 31, 2016.

The Company intends to use the net proceeds of the Notes to fund the opening of a Noble Roman’s Noble Roman’s Craft Pizza & Pub restaurants and for general corporate purposes.

In January 2017, the Company entered into a Fourth Amendment to its Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Bank extended the maturity of the term loan to March 31, 2018. All other terms and conditions of the loan remain the same including the monthly principal payments and the interest rate.

Interest paid on the Company’s loans in 2016 was $401,034 and in 2015 was $139,328.

Note 4: Fair Value Measurement

To measure the fair value of derivative instruments, the Company utilizes Monte Carlo models that value the Kingsway Warrant, Conversion Feature, Warrants and Placement Agent Warrants. The Monte Carlo models are based on future projections of the various potential outcomes of each instrument, giving consideration to the terms of each instrument. A discounted average cash flow over the various scenarios is completed to determine the value of the instrument.

The table below provides a summary of the changes in fair value, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants	Total
Balance January 1, 2016	-	-	-	-	-
Issuance	-	458,875	96,380	46,358	601,613
Change in Fair Value of Derivative Liabilities	68,335	(23,203)	(2,993)	2,326	44,465
Balance – December 31, 2016	68,335	435,672	93,387	48,684	646,078

The fair value of the derivative instruments as of December 31, 2016 were calculated using Monte Carlo models with the following weighted average assumptions:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants
Dividend Yield	0%	0%	0%	0%
Expected Volatility	58%	58%	58%	58%
Risk Free Interest Rate	1.6%	1.4%	1.4%	1.4%
Remaining Contractual Term (Years)	3.5	2.9	2.9	2.9

Note 5: Royalties and Fees

Approximately $313,000, $163,000 and $245,000 are included in 2014, 2015 and 2016, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees. Also included in royalties and fees were approximately $80,000, $65,000 and $54,000 in 2014, 2015 and 2016, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. A substantial portion of the Company’s ongoing royalty income is paid electronically by the Company initiating a draft on the franchisee’s account by electronic withdrawal.

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

There were 2,562 franchised or licensed outlets in operation on December 31, 2015 and 2,768 on December 31, 2016. During the 12-month period ended December 31, 2016, there were 242 new franchised or licensed outlets opened and 36 franchised or licensed outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them. Therefore, it is unknown of the 2,017 included in the December 31, 2016 count, how many grocery store licenses were actually operating at any given time.

Note 6: Contingent Liabilities for Leased Facilities

The Company is no longer contingently liable on any leased facilities.

The Company has future obligations of $1,414,526 under current operating leases as follows: due in less than one year $286,426, due in one to three years $431,920 and due in three to five years $696,180.

Note 7: Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $9.1 million at December 31, 2015 and $9.6 million at December 31, 2016, which expires between the years 2019 and 2036. In 2014, 2015 and 2016, the Company used deferred benefits to offset its tax expense of $1.1 million, $513,000 and $488,000, respectively, and tax benefits from loss on discontinued operations of $97,000 in 2014, $22,000 in 2015 and $1.0 million in 2016. As a result of the loss carry-forwards, the Company did not pay any income taxes in 2014, 2015 and 2016. There are no material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 8: Common Stock

On February 28, 2016, a former director exercised a stock option for 20,000 shares of common stock at an exercise price of $.58 per share in a cashless exercise and was issued 7,111 shares of common stock.

 In connection with a loan in 2015, the Company issued a warrant entitling the holder to purchase up to 300,000 shares of the Company’s common stock at a price per share of $2.00. The warrant expires July 1, 2020, per the anti-dilution provisions of the warrant, the warrant, since January 2017, entitles the holder to purchase 1.2 million shares of the Company’s common stock at a price of $.50 per share.

As of December 31, 2016, the Company had issued Notes in the aggregate principal amount of $1.6 million convertible to common stock within three years at the rate of $.50 per share and Warrants to purchase up to 1.6 million shares of the Company’s common stock at $1.00 per share. In January 2017, the Offering as a result of which the Company issued a total of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2016, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
47,500	$.58
155,000.58
1,400,000.58
31,000143,667	.58.58

230,500	1.00
265,000	1.00
325,000	1.00
325,000.53
35,000.50

As of December 31, 2016, options for 2,165,999 shares were exercisable

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2014, 2015 and 2016:

Expected volatility20% to 30%
Expected dividend yield None
Expected term (in years) 3
Risk-free interest rate 1.4% to 2.64%

The following table sets forth the number of options outstanding as of December 31, 2013, 2014, 2015 and 2016 and the number of options granted, exercised or forfeited during the years ended December 31, 2014, December 31, 2015 and December 31, 2016:

Balance of employee stock options outstanding as of 12/31/13	3,457,500
Stock options granted during the year ended 12/31/14	370,000
Stock options exercised during the year ended 12/31/14	(390,000)
Stock options forfeited during the year ended 12/31/14	(2,500)
Balance of employee stock options outstanding as of 12/31/14	3,435,000
Stock options granted during the year ended 12/31/15	410,000
Stock options exercised during the year ended 12/31/15	(877,333)
Stock options forfeited during the year ended 12/31/15	(310,000)
Balance of employee stock options outstanding as of 12/31/15	2,657,667
Stock options granted during the year ended 12/31/16	395,000
Stock options exercised during the year ended 12/31/16	(20,000)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee stock options outstanding as of 12/31/16	2,957,667

The following table sets forth the number of non-vested options outstanding as of December 31, 2013, 2014, 2015 and 2016, and the number of stock options granted, vested and forfeited during the years ended December 31, 2014, 2015 and 2016.

Balance of employee non-vested stock options outstanding as of 12/31/13	1,416,500
Stock options granted during the year ended 12/31/14	370,000
Stock options vested during the year ended 12/31/14	(755,000)
Stock options forfeited during the year ended 12/31/14	-
Balance of employee non-vested stock options outstanding as of 12/31/14	1,031,500
Stock options granted during the year ended 12/31/15	410,000
Stock options vested during the year ended 12/31/15	(380,999)
Stock options forfeited during the year ended 12/31/15	(330,000)
Balance of employee non-vested stock options outstanding as of 12/31/15	730,501
Stock options granted during the year ended 12/31/16	395,000
Stock options vested during the year ended 12/31/16	(258,833)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/16	791,668

During 2016, employee stock options were granted for 395,000 shares, options for 20,000 shares were exercised and options for 75,000 shares were forfeited. At December 31, 2016, the weighted average grant date fair value of non-vested options was $.79 per share and the weighted average grant date fair value of vested options was $.66 per share. The weighted average grant date fair value of employee stock options granted during 2014 was $1.00, during 2015 was $1.00 and during 2016 was $.53. Total compensation cost recognized for share-based payment arrangements was $48,815 with a tax benefit of $18,935 in 2014, $26,962 with a tax benefit of $10,369 in 2015 and $14,295 with a tax benefit of $5,497 in 2016. As of December 31, 2016, total compensation cost related to non-vested options was $32,297, which will be recognized as compensation cost over the next six to 33 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 9: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets except:

The FASB recently issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies.

On February 25, 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

In May 2014, the FASB issused ASU 2014-09 regarding Revenue From Contract With Customers. The new standard to become effective in January 2018. The company does not believe there will be a material impact.

Note 10: Loss on Restaurant Discontinued

This restaurant was a part of the discontinued operations in 2008 but the decision was made to continue to operate this location until the lease (renewed in 2010) expired. The Company does not expect this expense to recur.

Note 11: Loss from Discontinued Operations

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

The Company reported a net loss on discontinued operations of $35,000 in 2015. This consisted of $4,800 as a final payment on a property that was closed in conjunction with the 1999 discontinued operations. In addition, the Company incurred a loss of $30,000 for rent and legal fees related to the operations discontinued in 2008.

The Company report a net loss on discontinued operations of $1.7 million in 2016. During the quarter ended September 30, 2016, the Company made the decision to discontinue the stand-alone take-n-bake concept and devote its efforts to its next generation stand-alone prototype, Noble Roman’s Craft Pizza & Pub. As a result of that decision, the Company is charging off all assets related to those discontinued operations, including $505,000 after-tax benefit invested in three franchised locations, partially owned by certain officers of the Company which were not involved in the management of the operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter to discontinue that concept. In addition, $1.07 million of the after-tax benefit reflected the charge-off of various receivables due from unrelated former franchisees of the stand-alone take-n-bake concept. In addition, $48,000 of the after-tax benefit reflected the charge-off of various other expenses related to the discontinuation of the stand-alone take-n-bake concept. This resulted in the net loss after-tax benefit resulting from the discontinuation of the stand-alone take-n-bake concept in the aggregate amount of $1.7 million. The loss on discontinued operations also included a loss of $39,000, after the tax benefit, for settlement of rent on a former location that was part of the discontinued operations in 2008.

Note 12: Contingencies

The Company, from time to time, is or may become involved in various litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

Note 13: Certain Relationships and Related Transactions

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

In December 2015, the Company borrowed $100,000 from Paul W. Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul W. Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G, as described below, Paul W. Mobley subordinated his $250,000 note and A. Scott Mobley subordinated his $60,000 note to the Super G loan and agreed to extend the maturity of those notes to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured. In January 2017, the Company borrowed $600,000 from Paul W. Mobley at an interest rate of 7% per annum payable quarterly in arrears. The loan matures in March 2018.

Of the 32 units sold in the private placement which began in October 2016, three units were purchased by Paul W. Mobley, Executive Chairman, and four units were purchased by Marcel Herbst, Director. Each unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all done on the same terms and conditions as all of the independent investors who purchased the other 25 units.

The Company executed a franchise agreement for three stand-alone take-n-bake retail outlets during 2012 in which the franchisee was partially owned by certain officers of the Company, however, these individuals were not involved in the management of the franchisee’s operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was supporting that franchise because it was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter to discontinue that concept, resulting in a loss after-tax benefit related to that entity of $505,000. The Company has no exposure to loss related to this entity in the future. Neither the Company, nor any officers of the Company, have guaranteed any obligations of the franchisee. While the franchisee was determined to be a variable interest entity, as defined by accounting principles generally accepted in the United States, management determined that the Company had a significant variable interest but did not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance. Therefore, the Company was not the primary beneficiary of the franchisee, and as such, was not required to present consolidated financial statements with the franchisee.

Note 14: Unaudited Quarterly Financial Information

	Quarter Ended
2016	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$2,095	$2,022	$1,940	$1,779
Operating income	679	856	881	662
Loss on restaurant discontinued	-	-	-	37
Valuation allowance for receivables - including Heyser case	(353)	-	(751)	-
Change in fair value of derivatives	(44)	-	-	-
Net income (loss) before income taxes from continuing operations	(42)	702	47	570
Net income (loss) from continuing operations	(26)	434	31	350
Loss from discontinued operations	(234)	(1,426)	-	-
Net income (loss)	(260)	(993)	31	350
Net income from continuing operations per common share
Basic	.00	.02	.00	.02
Diluted	.00	.02	.00	.02
Net income (loss) per common share
Basic	(.01)	(.05)	.00	.02
Diluted	(.01)	(.05)	.00	.02

	Quarter Ended
2015	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$1,888	$1,918	$2,096	$1,827
Operating income	634	725	918	664
Loss on restaurant discontinued	191	-	-	-
Valuation allowance for receivables - including Heyser case	380	250	600	-
Net income before income taxes from continuing operations	15	425	276	618
Net income from continuing operations	10	261	170	380
Loss from discontinued operations	(35)	-	-	-
Net income (loss)	(25)	261	170	380
Net income from continuing operations per common share
Basic	-	.01	.01	.02
Diluted	-	.01	.01	.02
Net income per common share
Basic	-	.01	.01	.02
Diluted	-	.01	.01	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC. AND SUBSIDIARIES
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOBLE ROMAN’S, INC. AND SUBSIDIARIES, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Somerset CPA’s, P.C.

Indianapolis, Indiana
March 27, 2017

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

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the company’s President and Chief Executive Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this item is included under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2017 Proxy Statement and is incorporated herein by reference.

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

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

4.3	Form of warrant to purchase common stock, dated November 2, 2016 filed herewith.

10.1
Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.*

10.2
Employment Agreement with A. Scott Mobley dated January 2, 1999 filed as Exhibit 10.2 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.*

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

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.9	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.10	Promissory Note payable to Kingsway America, Inc., dated July 1, 2015, filed as Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

10.11	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to the Registrant’s Form 10-K filed on March 14, 2015.

10.12	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 14, 2015.

10.13	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.13 to the Registrant’s Form 10-K filed on March 14, 2015.

10.14	Promissory Note payable to Paul W. Mobley, dated June 2016, filed herewith.

10.15	Promissory Note payable to A. Scott Mobley, dated June 2016, filed herewith.

10.16	Form of convertible promissory note dated November 2, 2016, filed herewith.

21.1	Subsidiaries of the Registrant, filed herewith. [NTD: Revise to include RH Roanoke, Inc.]

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under Section 1350

32.2	C.F.O. Certification under Section 1350

101	Interactive Financial Data

* Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: March 27, 2017	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive Officer

Date: March 27, 2017	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2017	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

Date: March 27, 2017	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: March 27, 2017	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 27, 2017	/s/ Marcel Herbst
Marcel Herbst
Director