Form 10-Q
period 2017-03-31
NOBLE ROMANS INC
filed 2017-05-15
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __	Accelerated Filer __
Non-Accelerated Filer __ (do not check if smaller reporting company)	Smaller Reporting Company X
Emerging Growth Company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

As of May 8, 2017, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months ended March 31, 2016 and 2017 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2017 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2017 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	March 31, 2017
Current assets:
Cash	$477,928	$287,101
Accounts receivable - net	1,828,534	2,025,138
Inventories	754,418	846,871
Prepaid expenses	568,386	719,380
Deferred tax asset - current portion	925,000	-
Total current assets	4,554,266	3,878,490

Property and equipment:
Equipment	1,963,957	2,232,218
Leasehold improvements	88,718	282,310
Construction and equipment in progress	351,533	-
	2,404,208	2,514,528
Less accumulated depreciation and amortization	1,194,888	1,236,298
Net property and equipment	1,209,320	1,278,230
Deferred tax asset (net of current portion)	8,696,870	9,503,647
Goodwill	278,466	278,466
Other assets including long-term portion of receivables - net	5,159,937	5,271,232
Total assets	$19,898,859	$20,210,065

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$655,725	$1,202,522
Current portion of loan payable to Super G	1,130,765	1,362,506
Note payable to officer	-	424,166
Accounts payable and accrued expenses	339,125	198,399
Total current liabilities	2,125,615	3,187,593

Long-term obligations:
Term loan payable to bank (net of current portion)	710,729	-
Loan payable to Super G (net of current portion)	718,175	322,159
Notes payable to officers	310,000	310,000
Notes payable to Kingsway America	600,000	-
Convertible notes payable	769,835	902,162
Derivative warrant liability	210,404	461,507
Derivative conversion liability	435,671	810,795
Total long-term liabilities	3,754,814	2,806,623

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2016 and March 31, 2017)	24,308,297	24,313,173
Accumulated deficit	(10,289,867)	(10,097,324)
Total stockholders' equity	14,018,430	14,215,849
Total liabilities and stockholders’ equity	$19,898,859	$20,210,065

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2016	2017
Revenue:
Royalties and fees	$1,716,311	$1,612,920
Administrative fees and other	11,074	12,069
Restaurant revenue – Craft Pizza & Pub	-	306,311
Restaurant revenue – non-traditional	51,494	281,318
Total revenue	1,778,879	2,212,618

Operating expenses:
Salaries and wages	251,308	239,707
Trade show expense	128,436	121,656
Travel expense	61,267	60,295
Other operating expenses	195,313	198,690
Restaurant expenses - Craft Pizza & Pub	-	213,146
Restaurant expenses – non-traditional	45,732	273,373
Depreciation and amortization	29,412	51,893
General and administrative	405,809	404,472
Total expenses	1,117,277	1,563,232
Operating income	661,602	649,386

Interest	55,205	320,994
Loss on restaurant discontinued	36,776	-
Change in fair value of derivatives	-	17,627
Income before income taxes	569,621	310,765

Income tax expense	219,822	118,222
Net income	$349,799	$192,543

Earnings per share – basic:
Net income	$.02	$.01
Weighted average number of common shares outstanding	20,778,422	20,783,032

Diluted earnings per share:
Net income	$.02	$.01
Weighted average number of common shares outstanding	20,835,847	25,419,967

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

Net income for three months ended March 31, 2017			192,543	192,543

Amortization of value of employee stock options	-	4,876	-	4,876

Balance at March 31, 2017	20,783,032	$24,313,173	$(10,097,324)	$14,215,849

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2016	2017
Net income	$349,799	$192,543
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	30,916	124,880
Deferred income taxes	219,822	118,222
Change in fair value of derivatives	-	17,627
Other non-cash expense	-	24,526
Changes in operating assets and liabilities:
Increase in:
Accounts receivable	(92,944)	(196,605)
Inventories	(138,697)	(92,452)
Prepaid expenses	(56,001)	(72,285)
Other assets	(375,481)	(111,295)
Decrease in:
Accounts payable and accrued expenses	(315,826)	(68,417)
NET CASH USED IN OPERATING ACTIVITIES	(378,412)	(63,256)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,825)	(213,555)
NET CASH USED IN INVESTING ACTIVITIES	(3,825)	(213,555)

FINANCING ACTIVITIES
Payment of principal on bank term loan	(109,288)	(163,931)
Payment of principal on Super G loan	-	(176,775)
Payment of Kingsway America loan	-	(600,000)
Net proceeds from (repayment of) officer notes	(15,000)	424,166
Net proceeds from issuance of convertible notes	-	674,832
Proceeds from revolving bank line of credit	500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,712	158,292
DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(43,603)	(72,308)

Decrease in cash	(50,128)	(190,827)
Cash at beginning of period	194,021	477,928
Cash at end of period	$143,893	$287,101

Supplemental Schedule of investing and financing activities
Cash paid for interest	$77,919	$197,138

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Note 2 – Royalties and fees included $51,490 and $55,500 for the three-month periods ended March 31, 2016 and 2017, respectively, of initial franchise fees. Royalties and fees included $4,108 and $8,382 for the three-month periods ended March 31, 2016 and 2017, respectively, of equipment commissions. Royalties and fees, less initial franchise fees and equipment commissions were $1,660,713 and $1,549,038 for the three-month periods ended March 31, 2016 and 2017, respectively. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee.

There were 2,768 franchises/licenses in operation on December 31, 2016 and 2,790 franchises/licenses in operation on March 31, 2017. During the three-month period ended March 31, 2017, there were 36 new outlets opened and 14 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,043 licensed grocery store units included in the count above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2016:

	Three Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$349,799	20,778,422	$.02

Effect of dilutive securities
Options	-	57,425	-

Diluted earnings per share
Net income per share with assumed conversions	$349,799	20,835,847	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2017:

	Three Months Ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$192,543	20,783,032	$.01

Effect of dilutive securities
Options	-	248,046	-
Convertible notes	-	4,388,889	-

Diluted earnings per share
Net income per share with assumed conversions	$192,543	25,419,967	$.01

Note 4 – The Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes are now presented as noncurrent under the new standard. In the balance sheet ended December 31, 2016, under the previous guidance, $925,000 of the deferred tax asset was shown in current assets and with the current guidance, the deferred tax asset is all presented as non-current.

Note 5 – The accounting treatment of derivative financial instruments requires that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

As described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in 2016 and the first quarter of 2017, the Company conducted a private placement (the “Offering”) of Units with each Unit consisting of a convertible promissory note (collectively, the “Notes”) and a warrant to purchase shares of the Company’s common stock (collectively, the “Warrants”) for which Divine Capital Markets, LLC served as the placement agent (the “Placement Agent”). The Company issued in the Offering a total of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock.

The fair value of the derivative instruments, along with the cash Placement Agent fees, are deducted from the carrying value of the Notes, as original issue discount (“OID”). The OID is amortized over the term of the Notes using the effective interest rate method.

Activity related to the Units during the first quarter of 2017 is as follows:

Gross Proceeds from additional convertible notes	$800,000
Placement Agent Fees	104,000
Fair Value of Warrants	106,363
Fair Value of Conversion Features	447,586
Fair Value of Placement Agent Warrants	54,650
Net Amount Allocable to Notes	$87,401

At March 31, 2017, the balance of the Notes is comprised of:

Face Value	$2,400,000
Unamortized OID	1,497,838
Carrying Value	$902,162

To measure the fair value of derivative instruments, the Company utilizes Monte Carlo models that value a warrant issued to Kingsway America, Inc. (the “Kingsway Warrant”), the imbedded conversion feature in the Notes (the “Conversion Feature”), the Warrants and the warrants issued to the Placement Agent (the “Placement Agent Warrants”). The Monte Carlo models are based on future projections of the various potential outcomes of each instrument, giving consideration to the terms of each instrument. A discounted average cash flow over the various scenarios is completed to determine the value of the instrument.

The table below provides a summary of the changes in fair value, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2017:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants	Total
Balance - December 31, 2016	$68,335	$435,672	$93,387	$48,684	$646,078
Issuance during first quarter	-	447,586	106,363	54,650	608,599
Change in Fair Value of Derivative Liabilities	131,508	(72,463)	(26,219)	(15,201)	17,625
Balance – March 31, 2017	$199,843	$810,795	$173,531	$88,133	$1,272,302

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. During 2016, the Company created a new stand-alone concept called “Noble Roman’s Craft Pizza & Pub” with the first location opening on January 31, 2017. The Company has focused its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza. In 2017, the Company will maintain that same focus and expects to begin to add franchising Noble Roman’s Craft Pizza & Pub to its business as well. Pizzaco, Inc. currently owns and operates two Company non-traditional locations, RH Roanoke, Inc. operates a Company non-traditional location and Noble Roman’s, Inc. owns and operates a Craft Pizza & Pub location which it intends to use as a base to support the franchising of that concept. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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

Franchising

The Company sells franchises for both non-traditional and traditional locations.

The initial franchise fees are as follows:
Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Craft Pizza & Pub
Noble Roman’s Pizza	$7,500	$10,000	$30,000(1)
Tuscano’s Subs	$6,000	$10,000	-
Noble Roman’s & Tuscano’s	$11,500	$18,000	-

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000. The Company has not yet begun selling any franchises for the Craft Pizza & Pub.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended March 31, 2016 and 2017, respectively.

	Three Months Ended
	March 31,
	2016	2017
Royalties and fees	96.5%	72.9%
Administrative fees and other	.6	.6
Restaurant revenue – Craft Pizza & Pub	-	13.8
Restaurant revenue – non-traditional	2.9	12.7
Total revenue	100.0%	100.0%
Operating expenses:
Salaries and wages	14.1	10.8
Trade show expense	7.2	5.5
Travel expense	3.4	2.7
Other operating expense	11.0	9.0
Restaurant expenses – Craft Pizza & Pub	-	9.6
Restaurant expenses – non-traditional	2.6	12.4
Depreciation and amortization	1.7	2.4
General and administrative	22.8	18.3
Total expenses	62.8	70.7
Operating income	37.2	29.3
Interest	3.1	14.5
Loss on restaurant discontinued	2.1	-
Change in fair value of derivatives	-	0.8
Income before income taxes	32.0	14.0
Income tax	12.3	5.3
Net income	19.7%	8.7%

Results of Operations

Total revenue increased from $1.8 million to $2.2 million for the three-month period ended March 31, 2017 compared to the comparable period in 2016. One-time fees, franchisee fees and equipment commissions (“upfront fees”) increased from $56,000 to $64,000 in the three month period ended March 31, 2017 compared to the comparable period in 2016. Royalties and fees less upfront fees decreased from $1.7 million to $1.6 million for the three-month period ended March 31, 2017 compared to the comparable period in 2016. The breakdown of royalties and fees, less upfront fees, for the three month periods ended March 31, 2017 and 2016, respectively, were as follows: royalties and fees from non-traditional franchises other than grocery stores were approximately the same at $1.0 million; fees from the grocery store take-n-bake locations were $462,000 and $476,000; royalties and fees from traditional locations were $57,000 and $60,000; and royalties and fees from stand-alone take-n-bake locations were $17,000 and $123,000, reflecting the decrease in the number of stand-alone take-n-bake locations.

Since 2014, the Company has audited the reporting of sales for computing royalties by each non-traditional franchise and plans to continue to do so on an ongoing basis, the effect of which is unknown. The Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company has invoiced franchisees on the unreported amounts.

Restaurant revenue – Craft Pizza & Pub was $306,000 in the three-month period ended March 31, 2017. This was from the new Craft Pizza & Pub location which opened on January 31, 2017.

Restaurant revenue – non-traditional increased from $51,000 to $281,000 for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter 2016. The Company currently operates three non-traditional locations and intends to re-franchise at least two of them as the Company identifies an appropriate franchisee.

Salaries and wages decreased from 14.1% of total revenue to 10.8% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Salaries and wages decreased from $251,000 to $240,000.

Trade show expenses decreased from 7.2% of total revenue to 5.5% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Trade show expense decreased from $128,000 to $122,000.

Travel expenses decreased from 3.4% of total revenue to 2.7% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Travel expense decreased from $61,000 to $60,000.

Other operating expenses decreased from 11.0% of total revenue to 9.0% of total revenue, for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Operating expenses increased from $195,000 to $199,000.

Restaurant expenses – Craft Pizza & Pub were $213,000 in the three-month period ended March 31, 2017. This was from the new Craft Pizza & Pub location which opened on January 31, 2017. The Craft Pizza & Pub operating expenses, including cost of sales of 21% and cost of labor of 28%, were approximately 69.6% of sales for an operating margin of 30.4%.

Restaurant expenses – non-traditional increased from 2.6% of total revenue to 12.4% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter 2016. The Company currently operates three non-traditional locations and intends to re-franchise at least two of them as soon as the Company identifies an appropriate franchisee.

General and administrative expenses decreased from 22.8% of total revenue to 18.3% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. General and administrative expenses decreased from $406,000 to $404,000.

Total expenses increased from 62.8% of total revenue to 70.7% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total expenses increased from $1.1 million to $1.6 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase in expenses was a result of adding the new Craft Pizza & Pub location on January 31, 2017 and acquiring the new non-traditional locations from franchisees in the fourth quarter 2016. Without the increased restaurant expenses, total expenses would have remained approximately the same at $1.1 million.

Operating income decreased from 37.2% of total revenue to 29.3% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Operating income decreased from $662,000 to $649,000 for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The operating income decreased as a result of the decrease in revenue from stand-alone take-n-bake of $106,000 which was offset in part by the operating income of $93,000 from the new Craft Pizza & Pub location which opened on January 31, 2017.

Interest expense increased from 3.1% of total revenue to 14.5% of total revenue for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Interest expense increased from $55,000 to $321,000. The breakdown of interest expense during the three-month period ended March 31, 2017 was interest on the convertible note $55,000, interest on the bank term loan $22,000, interest on the Super G loan $121,000, interest on the Kingsway loan (which has been repaid) $24,000 and interest on loans from officers $15,000, for a total cash interest of $238,000, non-cash interest from amortizing the value of derivative of $66,000 and amortizing loan closing costs of $17,000.

Net income decreased from $350,000 to $193,000 for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This decrease was primarily the result of the increased interest cost, including the non-cash interest from amortizing the value of the derivatives and change in fair value of derivatives.

Liquidity and Capital Resources

The Company’s strategy in recent years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza and franchising stand-alone locations. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be the a primary element of the Company’s strategy but, in addition, over the past two years the Company has been developing a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened one new Craft Pizza & Pub on January 31, 2017, plans to open and operate at least two or three more locations and plans to launch a major franchising effort based on Noble Roman’s Craft Pizza & Pub. The Company currently operates three non-traditional locations in addition to the new Craft Pizza &Pub location. Two of the three non-traditional locations were previously operated by franchisees but acquired by the Company in the fourth quarter of 2016. The Company does not intend to take over any additional non-traditional locations from franchisees and is in the process of attempting to re-franchise one or both of the two recently acquired non-traditional locations.

The Company’s current ratio was 1.2-to-1 as of March 31, 2017 compared to 2.1-to-1 as of December 31, 2016. The primary reason for this change was moving the current portion of deferred tax asset to long-term in accordance with the Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. In addition, since the Company’s term loan with the bank matures March 31, 2018, it was moved into current liabilities.

In 2012, the Company entered into a Credit Agreement with BMO Harris Bank, N.A. (the “Bank”) for a term loan in the amount of $5.0 million which was repayable in 48 equal monthly principal installments of approximately $104,000 plus interest with a final payment due in May 2016. In October 2013, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment maintained the terms of the term loan except for reducing the monthly principal payments from $104,000 to approximately $80,700 and extending the loan’s maturity to February 2017. All other terms and conditions of the term loan remained the same including interest on the unpaid principal at a rate per annum of LIBOR plus 4%. The First Amendment also provided for a new term loan in the original amount of $825,000 requiring monthly principal payments of approximately $20,600 per month commencing in November 2013 and continuing thereafter until the final payment in February 2017. The term loan provided for interest on the unpaid principal balance to be paid monthly at a rate per annum of LIBOR plus 6.08% per annum. Proceeds from the new term loan were used to redeem the Company’s Series B Preferred Stock which was earning a return to the holders of 12% per annum.

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

In October 2016, the Company began a private placement (the “Offering”) of convertible notes (“Notes”) and warrants (“Warrants”) and engaged Divine Capital Markets, LLC to serve as placement agent for the Offering (the “Placement Agent”). As of December 31, 2016, the Company had issued Notes in the aggregate principal amount of $1.6 million and Warrants to purchase up to 1.6 million shares of the Company’s common stock. In January 2017, the Company completed the Offering and issued an additional $800,000 in Notes and Warrants to purchase up to an additional 800,000 shares, for a total of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock. These Notes and Warrants are described in greater detail in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company used the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurant and for general corporate purposes.

In January 2017, the Company entered into a Fourth Amendment to its Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Bank extended the maturity of the term loan to March 31, 2018. All other terms and conditions of the loan remain the same including the monthly principal payments and the interest rate.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan during 2017. Following the completing of the Offering, the Company has begun efforts to refinance all of its loans except the Notes, into one loan with an extended amortization schedule. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues including growth in the number of grocery store locations licensed to sell the take-n-bake pizza and to open and operate two or three additional Noble Roman’s Craft Pizza & Pub locations, as described above, plus launching an aggressive franchising program of Noble Roman’s Craft Pizza & Pub restaurants.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2017, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $1.2 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $ 9,164 over the succeeding 12-month period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2017, the Company issued Notes in the aggregate principal amount of $0.8 million and Warrants to purchase up to 0.8 million shares of the Company’s common stock.

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

NOBLE ROMAN'S, INC.

Date: May 15, 2017	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal Accounting
Officer (Authorized Officer and Principal Financial
Officer)

Index to Exhibits

Exhibit Number
Description

3.1
Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s Amendment No. 1 to the Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No.2-84150), is incorporated herein by reference.

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

3.7
Articles of Amendment of the Articles of Incorporation of the Registrant effective February 7, 2017, filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) filed April 25, 2017, is incorporated herein by reference.

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

10.1*
Employment Agreement with Paul W. Mobley dated January 2, 1999 filed as Exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.2*
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

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.
10.9	Agreement dated April 8, 2015, by and among the Registrant and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.
10.10	Promissory Note payable to Kingsway America, Inc., dated July 1, 2015, filed as Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.
10.11	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference.

10.12	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.12 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference.
10.13	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.13 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference
10.14
Amended and Restated Promissory Note payable to Paul and Jenny Mobley dated August 10, 2016, filed as Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.

10.15	Amended and Restated Promissory Note payable to Scott Mobley dated August 10, 2016, filed as Exhibit 10.13 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.
10.16	Subordination Letter from Paul Mobley dated June 8, 2016, filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.
10.17	Subordination Letter from A. Scott Mobley dated June 8, 2016, filed as Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.
10.18	Business Loan and Security Agreement with Super G Funding LLC dated June 10, 2016, filed as Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.
10.19
Debt and Lien Subordination Agreement between Super G Funding, LLC and BMO Harris Bank, N.A., filed as Exhibit 10.18 to the Registrant’s Form 10-Q filed on August 11, 2016 is incorporated herein by reference.

10.20	Form of 10% Convertible Subordinated Unsecured Note, filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 27, 2017 is incorporated herein by reference.
10.21
Form of Redeemable Common Stock Purchase Class A Warrant, filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.22
Registration Rights Agreement dated October 13, 2016, by and between the Registrant and the investors signatory thereto, filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.23
First Amendment to the Registration Rights Agreement dated February 13, 2017, by and among Registrant and the investors signatory thereto, filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

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

*Management contract or compensation plan.