Form 10-Q
period 2017-06-30
NOBLE ROMANS INC
filed 2017-08-14
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2016 and June 30, 2017 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2016 and 2017 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the six-month period ended June 30, 2017 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2017 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	June 30, 2017
Current assets:
Cash	$477,928	$223,192
Accounts receivable - net	1,828,534	2,191,043
Inventories	754,418	744,233
Prepaid expenses	568,386	765,108
Deferred tax asset - current portion	925,000	-
Total current assets	4,554,266	3,923,576

Property and equipment:
Equipment	1,963,957	2,238,470
Leasehold improvements	88,718	271,697
Construction and equipment in progress	351,533	-
	2,404,208	2,510,167
Less accumulated depreciation and amortization	1,194,888	1,280,116
Net property and equipment	1,209,320	1,230,051
Deferred tax asset (net of current portion)	8,696,870	9,329,392
Goodwill	278,466	278,466
Other assets including long-term portion of receivables - net	5,159,937	5,740,129
Total assets	$19,898,859	$20,501,614

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$655,725	$1,038,591
Current portion of loan payable to Super G	1,130,765	1,483,270
Accounts payable and accrued expenses	339,125	354,010
Total current liabilities	2,125,615	2,875,871

Long-term obligations:
Term loan payable to bank (net of current portion)	710,729	-
Loan payable to Super G (net of current portion)	718,175	-
Notes payable to officers	310,000	910,000
Notes payable to Kingsway America	600,000	-
Convertible notes payable	769,835	956,427
Derivative warrant liability	210,404	344,178
Derivative conversion liability	435,671	613,224
Total long-term liabilities	3,754,814	2,823,829

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2016 and June 30, 2017)	24,308,297	24,318,165
Accumulated deficit	(10,289,867)	(9,516,251)
Total stockholders' equity	14,018,430	14,801,914
Total liabilities and stockholders’ equity	$19,898,859	$20,501,614

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2017	2016	2017
Revenue:
Royalties and fees	$1,874,235	$1,715,674	$3,590,546	$3,328,594
Administrative fees and other	10,635	11,871	21,709	23,941
Restaurant revenue - Craft Pizza & Pub	-	459,907	-	766,217
Restaurant revenue - non-traditional	55,554	279,034	107,047	560,352
Total revenue	1,940,424	2,466,486	3,719,302	4,679,104
Operating expenses:
Salaries and wages	232,601	242,187	483,909	481,894
Trade show expense	130,441	123,456	258,877	245,112
Travel expense	34,407	48,134	95,674	108,428
Broker commissions	21,821	-	21,821	-
Other operating expenses	179,971	229,044	375,284	427,734
Restaurant expenses - Craft Pizza & Pub	-	341,971	-	555,117
Restaurant expenses - non-traditional	44,173	275,023	89,905	548,396
Depreciation and amortization	31,675	59,870	61,087	111,763
General and administrative	384,666	407,615	790,475	812,087
Total expenses	1,059,755	1,727,300	2,177,032	3,290,531
Operating income	880,669	739,186	1,542,270	1,388,573

Interest	82,735	298,759	137,941	619,753
Loss on restaurant discontinued	-	-	36,776	-
Adjust valuation of receivables	750,659	-	750,659	-
Change in fair value of derivatives	-	(314,900)	-	(297,273)
Income before income taxes	47,275	755,327	616,894	1,066,093

Income tax expense	15,877	174,255	235,699	292,477
Net income	$31,398	$581,072	$381,195	$773,616

Earnings per share – basic:
Net income	$.00	$.03	$.02	$.04
Weighted average number of common shares outstanding	20,483,091	20,783,032	20,780,727	20,783,032

Diluted earnings per share:
Net income	$.00	$.02	$.02	$.03
Weighted average number of common shares outstanding	20,974,419	25,774,314	20,972,114	25,569,895

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

Net income for six months ended June 30, 2017	-	-	773,616	773,616

Amortization of value of employee stock options	-	9,868	-	9,868

Balance at June 30, 2017	20,783,032	$24,318,165	$(9,516,251)	$14,801,914

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2016	2017
Net income	$381,195	$773,616
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	37,466	262,540
Deferred income taxes	163,824	292,477
Non-cash expenses	-	24,526
Change in fair value of derivative	-	(297,273)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(215,090)	(362,509)
Inventories	(147,928)	10,185
Prepaid expenses	(197,139)	(93,013)
Other assets	(674,176)	(580,190)
Increase (decrease) in:
Accounts payable and accrued expenses	(588,392)	152,396
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,240,240)	182,755

INVESTING ACTIVITIES
Purchase of property and equipment	(5,354)	(209,194)
NET CASH USED IN INVESTING ACTIVITIES	(5,354)	(209,194)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(273,219)	(327,863)
Payment of principal on Super G Funding, LLC loan	(29,000)	(415,670)
Payment of Kingsway America loan	-	(600,000)
Proceeds from Super G Funding, LLC	1,902,917	-
Proceeds from officers loan	135,000	600,000
Proceeds from convertible notes payable	-	652,746
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,735,698	(90,787)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(58,603)	(137,510)

Increase (decrease) in cash	431,501	(254,736)
Cash at beginning of period	194,021	477,928
Cash at end of period	$625,522	$223,192

Supplemental schedule of investing and financing activities

Cash paid for interest	$129,013	$416,254

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2017, respectively, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Note 2 – Royalties and fees include initial franchise fees of $77,000 and $128,000 for the three-month and six-month periods ended June 30, 2016, and $66,000 and $122,000 for the three-month and six-month periods ended June 30, 2017, respectively. Royalties and fees included equipment commissions of $6,000 and $10,000 for the three-month and six-month periods ended June 30, 2016, and $10,000 and $18,000 for the three-month and six-month periods ended June 30, 2017, respectively. Royalties and fees including interest per franchise agreements, less initial franchise fees and equipment commissions, were $1.8 million and $3.5 million for the respective three-month and six-month periods ended June 30, 2016, and $1.6 million and $3.2 million for the respective three-month and six-month periods ended June 30, 2017. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

There were 2,768 franchises/licenses in operation on December 31, 2016 and 2,811 franchises/licenses in operation on June 30, 2017. During the six-month period ended June 30, 2017, there were 64 new outlets opened and 21 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many licensed grocery store units included in the count above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2016:

	Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$31,398	20,783,032	$.00

Effect of dilutive securities
Options	-	191,387	-

Diluted earnings per share
Net income per share with assumed conversions	$31,398	20,974,419	$.00

	Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$381,195	20,780,727	$.02

Effect of dilutive securities
Options	-	191,387	-

Diluted earnings per share
Net income	$381,195	20,972,114	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017:

	Three Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$581,072	20,783,032	$.03
Effect of dilutive securities
Options and warrants	-	191,282
Convertible notes	37,174	4,800,000	-
Dilutive earnings per share
Net income	$618,246	25,774,314	$.02

	Six Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$773,616	20,783,032	$.04
Effect of dilutive securities
Options and warrants	-	191,282
Convertible notes	71,303	4,595,580	-
Dilutive earnings per share
Net income	$844,919	25,569,895	$.03

Note 4 - . The Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and non-current amounts in a classified balance sheet. Rather, deferred taxes are now presented as non-current under the new standard. In the balance sheet as of December 31, 2016, under the previous guidance, $925,000 of the deferred tax asset was shown in current assets and with the current guidance, the deferred tax asset is all presented as non-current.

Note 5 - The accounting treatment of derivative financial instruments requires that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Activity related to the Units during the first quarter of 2017 is as follows:

Gross Proceeds from additional convertible notes	$800,000
Placement Agent Fees	104,000
Fair Value of Warrants	106,363
Fair Value of Conversion Features	447,586
Fair Value of Placement Agent Warrants	54,650
Net Amount Allocable to Notes	87,401

At June 30, 2017, the balance of the Notes is comprised of:

Face Value	$2,400,000
Unamortized OID	1,443,573
Carrying Value	956,427

To measure the fair value of derivative instruments, the Company utilizes Monte Carlo models that value a warrant issued to Kingsway America, Inc. (the “Kingsway Warrant”), the embedded conversion feature in the Notes (the “Conversion Feature”), the Warrants and the warrants issued to the Placement Agent (the “Placement Agent Warrants”). The Monte Carlo models are based on future projections of the various potential outcomes of each instrument, giving consideration to the terms of each instrument. A discounted average cash flow over the various scenarios is completed to determine the value of the instrument.

The table below provides a summary of the changes in fair value, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2017:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants	Total
Balance December 31, 2016	$68,335	$435,672	$93,387	$48,684	$646,078
Issuance During First Quarter	-	447,586	106,363	54,650	608,599
Change in Fair Value of Derivative Liabilities	83,655	(270,034)	(74,143)	(36,751)	(297,273)
Balance - June 30, 2017	$151,990	$613,224	$125,607	$66,583	$957,404

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. Since June 30, 2017, the Company has entered into two new 10-year leases with certain options to renew for two additional Craft Pizza & Pub locations. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” "Noble Roman's Craft Pizza & Pub" and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. During 2016, the Company created a new stand-alone concept called “Noble Roman’s Craft Pizza & Pub” with the first location opening on January 31, 2017. The Company recently signed leases for two additional locations. The Company has focused its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza. In 2017, the Company plans to franchise the Noble Roman's Craft Pizza & Pub concept while maintaining its efforts on franchising and licensing non-traditional locations. Pizzaco, Inc. currently owns and operates two Company non-traditional locations, RH Roanoke, Inc. operates a Company non-traditional location and Noble Roman’s, Inc. owns and operates a Craft Pizza & Pub location. The Company intends to add three more such locations and to use those as a base to support the franchising of that concept. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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
●
Vegetable and mushroom toppings that are sliced and delivered fresh, never canned in non-traditional locations and vegetables sliced fresh on premises in the Noble Roman’s Craft Pizza & Pub locations.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1. Focus on revenue expansion through franchising/licensing traditional and non-traditional locations:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit and revenue growth within its non-traditional venue. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business and usually require a substantially lower investment compared to stand-alone traditional locations.

Sale of Traditional Franchises.  The Company has developed the next generation stand-alone prototype for its Noble Roman’s Craft Pizza & Pub format. The Company has opened one location as a Company-owned store and plans to open three additional locations, followed by an aggressive plan to promote franchising in concentric circles from those locations.

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

Franchising

The Company sells franchises for both non-traditional and traditional locations.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Walmart	Craft Pizza & Pub
Noble Roman’s Pizza	$7,500	$10,000	$12,500	$30,000(1)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Royalties and fees	96.6%	69.6%	96.6%	71.1%
Administrative fees and other	.5	.5	.6	.5
Restaurant revenue – Craft Pizza & Pub	-	18.6	-	16.4
Restaurant revenue – non-traditional	2.9	11.3	2.8	12.0
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and wages	12.0	9.8	13.0	10.3
Trade show expense	6.7	5.0	7.0	5.2
Broker commissions	1.8	2.0	2.6	2.3
Travel expense	1.1	-	.6	-
Other operating expense	9.3	9.3	10.1	9.1
Restaurant expenses – Craft Pizza & Pub	-	13.9	-	11.9
Restaurant expenses – non-traditional	2.3	11.2	2.4	11.7
Depreciation and amortization	1.6	2.4	1.6	2.4
General and administrative	19.8	16.5	21.3	17.4
Total expenses	54.6	70.1	58.6	70.3
Operating income	45.4	29.9	41.4	29.7
Interest	4.3	12.1	3.7	13.3
Loss on restaurant discontinued	-	-	1.0	-
Adjust valuation of receivables	38.7	-	20.2	-
Change in fair value of derivatives	-	(12.8)	-	(6.4)
Income before income taxes	2.4	30.6	16.5	22.8
Income tax	.8	7.1	6.2	6.3
Net income	1.6%	23.5%	10.3%	16.5%

Results of Operations

Total revenue increased from $1.9 million and $3.7 million to $2.5 million and $4.7 million during the respective three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Franchise fees and equipment commissions (“upfront fees”) decreased from $83,000 to $76,000 for the three-month period ended June 30, 2017 and increased from $139,000 to $140,000 for the six-month period ended June 30, 2017, compared to the corresponding periods in 2016. Royalties and fees including interest per franchise agreements, less upfront fees, decreased from $1.8 million and $3.5 million to $1.6 million and $3.2 million for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. The breakdown of royalties and fees less upfront fees, for the respective three-month and six-month periods ended June 30, 2017 and 2016 were: royalties and fees from non-traditional franchises other than grocery stores, including interest on receivables, were $1.13 million and $2.15 million compared to $1.11 million and $2.11 million; royalties and fees from the grocery store take-n-bake were $429,000 and $891,000 compared to $530,000 and $1.01 million; royalties and fees from stand-alone take-n-bake franchises were $15,000 and $32,000 compared to $88,000 and $211,000; and royalties and fees from traditional locations were $61,000 and $118,000 compared to $60,000 and $120,000.

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

Restaurant revenue – Craft Pizza & Pub, which opened January 31, 2017, was $460,000 and $766,000 for the three-month and six-month periods ended June 30, 2017.

Restaurant revenue – non-traditional increased from $56,000 to $279,000 and from $107,000 to $560,000 for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter of 2016. The Company currently operates three non-traditional locations and intends to re-franchise at least two of them once the Company identifies appropriate franchisees.

Salaries and wages decreased from 12.0% to 9.8% of total revenue and from 13.0% to 10.3% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. Salaries and wages increased from $233,000 to $242,000 and decreased from $484,000 to $482,000 for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Trade show expenses decreased from 6.7% to 5.0% of total revenue and from 7.0% to 5.2% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. Trade show expense decreased from $130,000 to $123,000 and from $259,000 to $245,000, respectively for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Travel expenses increased from 1.8% of total revenue to 2.0% of total revenue for the three-month period ended June 30, 2017 and decreased from 2.6% to 2.3% for the six-month period ended June 30, 2017, both compared to the respective corresponding periods in 2016. Travel expense increased from $34,000 to $48,000 and from $96,000 to $108,000, respectively, for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Other operating expenses represented the same percentage of sales for the three-month period ended June 30, 2017, and decreased from 10.1% to 9.1% of total revenue, for the six-month period ended June 30, 2017, both compared to the corresponding periods in 2016. Operating expenses increased from $180,000 to $229,000 and from $375,000 to $428,000, respectively, for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Restaurant expenses – Craft Pizza & Pub were $342,000 and $555,000 for the three-month and six-month periods ended June 30, 2017, respectively. This was from the new Craft Pizza & Pub location which opened on January 31, 2017. The Craft Pizza & Pub operating expenses were approximately 72.2% of sales for an operating margin of 27.8%.

Restaurant expenses – non-traditional increased from 2.3% to 11.2% and 2.4% to 11.7% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter 2016. The Company currently operates three non-traditional locations and intends to re-franchise at least two of them once the Company identifies appropriate franchisees.

Depreciation and amortization increased from 1.6% to 2.4% of total revenue for both the three-month and six-month periods ended June 30, 2017, compared to corresponding periods in 2016. The primary reason for the increase was the new Craft Pizza & Pub location that opened January 31, 2017.

General and administrative expenses decreased from 19.8% to 16.5% and from 21.3% to 17.4% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. General and administrative expenses increased from $385,000 to $408,000 and from $790,000 to $812,000, respectively, for the three-month and six-month periods ended June 30, 2017, compared to the comparable periods in 2016.

Total expenses increased from 54.6% to 70.1% and from 58.6% to 70.3% of total revenue for the respective three-month and six-month periods ended June 30 31, 2017, compared to the corresponding periods in 2016. Total expenses increased from $1.1 million to $1.7 million and from $2.2 million to $3.3 million, respectively, for the three-month and six month periods ended June 30, 2017, compared to the corresponding periods in 2016. These increases in expenses were the result of adding the new Craft Pizza & Pub location on January 31, 2017 and acquiring the new non-traditional locations from franchisees in the fourth quarter of 2016.

Operating income decreased from 45.4% to 29.9% and from 41.4% to 29.7% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. The operating income decreased as a result of the decrease in revenue from stand-alone take-n-bake of $179,000 and a decrease in take-n-bake revenue from grocery stores of $116,000 which was mostly offset by operating income of $213,000 from the new Craft Pizza & Pub location which opened on January 31, 2017.

Interest expense increased from 4.3% to 12.1% and from 3.7% to 13.3% of total revenue for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. Interest expense increased from $83,000 to $299,000 and from $138,000 to $620,000, respectively, for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The breakdown of interest expense during the six-month period ended June 30, 2017 was interest on the convertible note of $123,000, interest on the bank term loan of $51,000, interest on the Super G loan of $255,000, interest on the Kingsway loan (which has been repaid) of $25,000, interest on loans from officers of $34,000 and non-cash interest from amortizing the value of derivative of $133,000. Total cash interest was $443,000 and non-cash interest expense was $176,000 for the six-month period ended June 30, 2017 .

Net income increased from $31,000 to $581,000 and from $381,000 to $774,000 for the respective three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. This increase was primarily the result of the $751,000 valuation allowance taken in 2016 and none in 2017 plus the change in value of change in fair value of derivatives of $297,000 partially offset by the increased interest cost.

Liquidity and Capital Resources

The Company’s strategy in recent years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza and franchising stand-alone locations. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be a primary element of the Company’s strategy but, in addition, over the past two years the Company has been developing a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened its first Craft Pizza & Pub on January 31, 2017, plans to open and operate at least three more locations and plans to launch a major franchising effort for the Noble Roman’s Craft Pizza & Pub concept. The Company currently operates three non-traditional locations in addition to the new Craft Pizza &Pub location. Two of the three non-traditional locations were previously operated by franchisees but acquired by the Company in the fourth quarter of 2016. The Company does not intend to take over any additional non-traditional locations from franchisees and is in the process of attempting to re-franchise one or both of the two recently acquired non-traditional locations.

The Company’s current ratio was 1.4-to-1 as of June 30, 2017 compared to 2.1-to-1 as of December 31, 2016. The primary reason for this decrease was reclassifying the current portion of deferred tax asset to long-term in accordance with the Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. In addition, since the Company’s term loan with its bank matures March 31, 2018 and the Super G loan matures in June 2018, both were moved into current liabilities. The Company is actively pursuing the refinancing all of its existing debt (which is described below) except the convertible notes, and incorporating enough capacity in the refinancing to provide funds for the three planned additional Craft Pizza & Pub Company-owned locations and in the process lower its interest cost and significantly reduce monthly debt service requirement.

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

In July 2015, the Company borrowed $600,000 from a third-party lender, evidenced by a promissory note which was to mature in July 2017. Interest on the note was payable at the rate of 8% per annum quarterly in arrears and this loan was subordinate to borrowings under the Company’s bank loan. In connection with the loan, the Company issued, to the holder of the promissory note, a warrant entitling the holder to purchase up to 300,000 shares of the Company’s common stock at an exercise price per share of $2.00. The warrant expires in July 2020. The Company repaid this loan in January 2017 with the proceeds of a $600,000 loan from Paul W. Mobley, an executive officers of the Company, at an interest rate of 7% per annum payable quarterly in arrears. The loan matures in March 2018. Per the anti-dilution provisions of the warrant, as of January 2017, the warrant entitles the holder to purchase 1.2 million shares of the Company’s common stock at a price of $.50 per share.

In December 2015, the Company borrowed $100,000 from Paul W. Mobley and $75,000 from A. Scott Mobley, two executive officers of the Company, which are evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul W. Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G Funding, LLC (“Super G”), as described below, Paul W. Mobley subordinated his $250,000 note and A. Scott Mobley subordinated his $60,000 note to the Super G loan and agreed to extend the maturity of those notes to June 10, 2018. Interest on the notes are payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured.

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

In June 2016, the Company borrowed $2.0 million from Super G and used those funds: (1) to repay the $500,000 revolving Bank loan and (2) for working capital purposes. This loan is to be repaid in the total amount of $2.7 million in regular semi-monthly payments over a two-year period.

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

In January 2017, the Company entered into a Fourth Amendment to its Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Bank extended the maturity of the term loan to March 31, 2018. All other terms and conditions of the loan remain the same including the monthly principal payments and the interest rate. In addition, the Company borrowed $600,000 from Paul Mobley, evidenced by a promissory note at 7% interest which was used to repay the Kingsway America loan of $600,000 at 8% interest which was to mature in July 2017.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan during 2017. Following the completion of the Offering, the Company has begun efforts to refinance all of its loans except the Notes, into one loan with an extended amortization schedule. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues including growth in the number of grocery store locations licensed to sell the take-n-bake pizza and to open and operate three additional Noble Roman’s Craft Pizza & Pub locations, as described above, plus launching an aggressive franchising program for Noble Roman’s Craft Pizza & Pub restaurants.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to, completion of its proposed financing, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2017, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $1.0 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 6% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $9,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: August 14, 2017	By:	/s/ Paul W. Mobley
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

10.8	Promissory Note with BMO Harris Bank, N.A. dated October 15, 2014, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2015, is incorporated herein by reference.

10.9	Agreement dated April 8, 2015, by and among the Registrant and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.1	Promissory Note payable to Kingsway America, Inc., dated July 1, 2015, filed as Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

10.11	Third Amendment to Credit Agreement with BMO Harris Bank, N.A. dated January 22, 2016, filed as Exhibit 10.11 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference.

10.12	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.12 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference.

10.13	Promissory Note payable to BMO Harris Bank, N.A., dated January 22, 2016, filed as Exhibit 10.13 to Registrant’s Form 10-K filed on March 14, 2016, in incorporated herein by reference

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