Form 10-Q
period 2017-09-30
NOBLE ROMANS INC
filed 2017-11-14
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 20,783,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed consolidated balance sheets as of December 31, 2016 and September 30, 2017 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2016 and 2017 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the nine-month period ended September 30, 2017 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2017 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	September 30, 2017
Current assets:
Cash	$477,928	$381,814
Accounts receivable - net	1,828,534	2,376,922
Inventories	754,418	726,883
Prepaid expenses	568,386	810,575
Deferred tax asset - current portion	925,000	-
Total current assets	4,554,266	4,296,194

Property and equipment:
Equipment	1,963,957	2,239,267
Leasehold improvements	88,718	271,697
Construction and equipment in progress	351,533	131,032
	2,404,208	2,641,996
Less accumulated depreciation and amortization	1,194,888	1,323,934
Net property and equipment	1,209,320	1,318,062
Deferred tax asset (net of current portion)	8,696,870	9,481,008
Goodwill	278,466	278,466
Other assets including long-term portion of receivables - net	5,159,937	5,717,465
Total assets	$19,898,859	$21,091,195

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$655,725	$642,857
Current portion of loan payable to Super G	1,130,765	-
Accounts payable and accrued expenses	339,125	422 251
Total current liabilities	2,125,615	1, 065, 108

Long-term obligations:
Term loan payable to bank (net of current portion)	710,729	3,471,932
Loan payable to Super G (net of current portion)	718,175	-
Notes payable to officers	310,000	-
Notes payable to Kingsway America	600,000	-
Convertible notes payable	769,835	1,037,050
Derivative warrant liability	210,404	685,154
Derivative conversion liability	435,671	1,202,058
Total long-term liabilities	3,754,814	6,396,194

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2016 and September 30, 2017)	24,308,297	24,322,885
Accumulated deficit	(10,289,867)	(10,692,992)
Total stockholders' equity	14,018,430	13,629,893
Total liabilities and stockholders’ equity	$19,898,859	$21,091,195

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2017	2016	2017
Revenue:
Royalties and fees	$1,953,843	$1,733,956	$5,544,389	$5,062,549
Administrative fees and other	12,459	10,992	34,168	34,933
Restaurant revenue - Craft Pizza & Pub	-	457,133	-	1,223,351
Restaurant revenue - non-traditional	55,691	310,840	162,737	871,192
Total revenue	2,021,993	2,512,921	5,741,294	7,192,025
Operating expenses:
Salaries and wages	275,694	216,432	759,603	698,326
Trade show expense	124,209	126,361	383,086	371,472
Travel expense	57,010	37,589	152,684	146,017
Other operating expenses	210,787	222,045	607,893	649,778
Restaurant expenses - Craft Pizza & Pub	-	347,342	-	902,459
Restaurant expenses - non-traditional	51,270	307,583	141,175	855,980
Depreciation and amortization	31,675	60,127	92,763	171,890
General and administrative	415,487	434,532	1,205,961	1,246,620
Total expenses	1,166,133	1,757,011	3,343,164	5,042,542
Operating income	855,860	760,910	2,398,130	2,149,483
Interest	153,882	601,192	291,822	1,220,945
Loss on restaurant discontinued	-	-	36,776	-
Adjust valuation of receivables	-	350,000	750,659	350,000
Change in fair value of derivatives	-	929,810	-	632,537
Income (loss) before income taxes from continuing operations	701,978	(1,120,092)	1,318,873	(53,999)
Income tax expense (benefit)	268,208	(72,388)	503,907	220,089
Net income (loss) from continuing operations Loss from discontinued operations net of	433,770	(1,047,704)	814,966	(274,088)
tax benefits of $881,902 for 2016 and $79,228 for 2017	(1,426,289)	(129,037)	(1,426,289)	(129,037)
Net loss	$(992,519)	$(1,176,741)	$(611,323)	$(403,125)

Earnings per share - basic
Net income (loss) from continuing operations	$.02	$(.05)	$.04	$(.01)
Net loss from discontinued operations net of tax benefit	(.07)	(.01)	(.07)	(.01)
Net loss	(.05)	(.06)	(.03)	(.02)
Weighted average number of common shares outstanding	20,783,032	20,783,032	20,781,501	20,783,032

Diluted earnings per share:
Net income (loss) from continuing operations	$.02	$(.04)	$.04	$(.01)
Net loss from discontinued operations net of tax benefit	(.07)	(.01)	(.07)	(.01)
Net loss	(.05)	(.05)	(.03)	(.02)
Weighted average number of common shares outstanding	20,924,077	25,792,995	20,922,546	25,657,464

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

Net loss for nine months ended September 30, 2017	-	-	(403,125)	(403,125)

Amortization of value of employee stock options	-	14,588	-	14,588

Balance at September 30, 2017	20,783,032	$24,322,885	$(10,692,992)	$13,629,893

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2016	2017
Net loss	$(611,323)	$(403,125)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	75,982	444,410
Non-cash expense for the valuation of receivable	750,659	350,000
Deferred income taxes	(377,995)	140,862
Non-cash expense	-	24,526
Change in fair value of derivatives	-	632,537
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(315,551)	(548,387)
Inventories	(250,800)	27,535
Prepaid expenses	(235,837)	(18,222)
Other assets including long-term portion of receivables	239,816	(907,527)
Increase (decrease) in:
Accounts payable and accrued expenses	(446,851)	276,392
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,171,900)	19,001

INVESTING ACTIVITIES
Purchase of property and equipment	(9,699)	(341,023)
NET CASH USED IN INVESTING ACTIVITIES	(9,699)	(341,023)

FINANCING ACTIVITIES
Payment of principal - BMO term loans	(437,150)	(1,366,454)
Payment of principal - Super G Funding, LLC loan	(89,000)	(2,066,282)
Payment of principal - Kingsway America loan	-	(600,000)
Net payment of officers loans	-	(310,000)
Net proceeds from First Financial term loan		4,114,790
Net proceeds from Super G Funding, LLC	1,915,417	-
Proceeds from officers loan	135,000	-
Net proceeds from convertible notes payable	-	647,119
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,524,267	419,173

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(361,454)	(193,265)

Decrease in cash	(18,786)	(96,114)
Cash at beginning of period	194,021	477,928
Cash at end of period	$175,233	$381,814

Supplemental schedule of investing and financing activities

Cash paid for interest	$266,412	$911,488

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2017, respectively, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Note 2 – Royalties and fees include initial franchise fees of $76,000 and $204,000 for the three-month and nine-month periods ended September 30, 2016, and $42,000 and $164,000 for the three-month and nine-month periods ended September 30, 2017, respectively. Royalties and fees include equipment commissions of $7,000 and $17,000 for the three-month and nine-month periods ended September 30, 2016, and $16,000 and $34,000 for the three-month and nine-month periods ended September 30, 2017, respectively. Royalties and fees including interest per franchise agreements, less initial franchise fees and equipment commissions, were $1.9 million and $5.3 million for the respective three-month and nine-month periods ended September 30, 2016, and $1.7 million and $4.9 million for the respective three-month and nine-month periods ended September 30, 2017. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

There were 2,768 franchises/licenses in operation on December 31, 2016 and 2,831 franchises/licenses in operation on September 30, 2017. During the nine-month period ended September 30, 2017, there were 85 new outlets opened and 22 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many licensed grocery store units included in the count above have left the system.

Note 3 - On September 13, 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) to be provided by the Bank consisting of: (i) a term loan in the amount of $4.5 million (the “Term Loan”); and (ii) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Agreement mature on September 13, 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC and certain officers of the Company, to pay certain expenses related to the Credit Facility and the remainder used for general corporate purposes.

The Company may draw on the Development Line of Credit in three tranches of up to $550,000 each for eligible costs incurred by it to build-out three new locations of Noble Roman’s Craft Pizza & Pub. Repayment of advances under each tranche of the Development Line of Credit will begin four months following the draw of each tranche based on a seven-year amortization schedule. Interest will be paid monthly as accrued.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s and certain of its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only on borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2017:

	Three Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(1,176,741)	20,783,032	$(.06)
Effect of dilutive securities
Options and warrants		209,963
Convertible notes	60,000	4,800,000
Dilutive earnings per share
Net loss	$(1,116,741)	25,792,995	$(.04)

	Nine Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(403,125)	20,783,032	$(.02)
Effect of dilutive securities
Options and warrants		209,963
Convertible notes	131,303	4,664,469
Dilutive earnings per share
Net loss	$(271,822)	25,657,464	$(.01)

Note 5 - The Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and non-current amounts in a classified balance sheet. Rather, deferred taxes are now presented as non-current under the new standard. In the balance sheet as of December 31, 2016, under the previous guidance, $925,000 of the deferred tax asset was recorded in current assets and with the current guidance, the deferred tax asset is all presented as non-current.

Note 6 - The accounting treatment of derivative financial instruments requires that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Activity related to the Units during the first quarter of 2017 is as follows:

Gross Proceeds from additional convertible notes	$800,000
Placement Agent Fees	104,000
Fair Value of Warrants	106,363
Fair Value of Conversion Features	447,586
Fair Value of Placement Agent Warrants	54,650
Net Amount Allocable to Notes	87,401

At September 30, 2017, the balance of the Notes is comprised of:

Face Value	$2,400,000
Unamortized OID	1,362,950
Carrying Value	1,037,050

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

The table below provides a summary of the changes in fair value, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2017:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants	Total
Balance December 31, 2016	$68,335	$435,672	$93,387	$48,684	$646,078
Issuance During First Quarter	-	447,586	106,363	54,650	608,599
Change in Fair Value of Derivative Liabilities	185,573	318,799	89,069	39,096	632,537
Balance - September 30, 2017	$253,908	$1,202,057	$288,819	$142,430	$1,887,214

Note 7 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972 with three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., sells and services franchises and licenses for non-traditional foodservice operations and stand-alone locations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” "Noble Roman's Craft Pizza & Pub" and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing for non-traditional locations and now has awarded franchise and/or license agreements in 50 states plus Washington, D.C., Puerto Rico, the Bahamas, Italy, the Dominican Republic and Canada. During 2016, the Company created a new stand-alone concept called “Noble Roman’s Craft Pizza & Pub” with the first location opening on January 31, 2017. The Company, during the second quarter of 2017, signed leases for two new locations and anticipates opening the second Craft Pizza & Pub location on November 17, 2017. The Company has focused its sales efforts on (1) franchises/licenses for non-traditional locations primarily in convenience stores and entertainment facilities and (2) license agreements for grocery stores to sell the Noble Roman’s Take-N-Bake Pizza. In 2017, the Company plans to franchise the Noble Roman's Craft Pizza & Pub concept while maintaining its efforts on franchising and licensing non-traditional locations. Pizzaco, Inc. currently owns and operates two non-traditional locations, RH Roanoke, Inc. owns and operates a non-traditional location and Noble Roman’s, Inc. owns and operates a Craft Pizza & Pub location. The Company intends to add three additional Craft Pizza & Pub locations and to use those as a base to support the franchising of that concept. References in this report to the “Company” are to Noble Roman’s, Inc. and its subsidiaries, unless the context requires otherwise.

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

Noble Roman’s Craft Pizza & Pub

In January 2017, the Noble Roman’s Craft Pizza & Pub opened in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis and plans to open its second Craft Pizza & Pub in Whitestown, Indiana on November 17, 2017. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 29 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

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

Business Strategy

The Company’s business strategy includes the following principal elements:

1. Focus on revenue expansion through franchising/licensing traditional and non-traditional locations:

Sales of Non-Traditional Franchises and Licenses. The Company believes it has an opportunity for increasing unit and revenue growth within its non-traditional venue. The Company’s franchises/licenses in non-traditional locations are foodservice providers within a host business and requires a substantially lower investment compared to stand-alone traditional locations.

Sale of Traditional Franchises.  The Company has developed the next generation stand-alone prototype for its Noble Roman’s Craft Pizza & Pub format. The Company has opened one location as a Company-owned store and plans to open three additional locations with one of those three scheduled to open November 17, 2017, followed by an aggressive plan to promote franchising from those locations. The Company has engaged a search firm to assist in recruiting an experienced Vice President of Development to lead that effort and to recruit another experienced sales person to add to the sales capacity of the Company's non-traditional franchises.

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

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000. The Company has not yet begun selling any franchises for the Craft Pizza & Pub format, however the Company has engaged a search frim to assist in recuiting an experienced Vice President of Development to lead that effort and to recruit another experienced sales person to add to the sales capacity of the Company's non-traditional franchises.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended
September 30, 2016 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Royalties and fees	96.6%	69.0%	96.6%	70.4%
Administrative fees and other	.6	.4	.6	.5
Restaurant revenue – traditional	-	18.2	-	17.0
Restaurant revenue – non-traditional	2.8	12.4	2.8	12.1
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and wages	13.6	8.6	13.2	9.7
Trade show expense	6.1	5.0	6.7	5.2
Travel expense	2.8	1.5	2.7	2.0
Other operating expense	10.4	8.8	10.5	9.0
Restaurant expenses – traditional	-	13.8	-	12.5
Restaurant expenses – non-traditional	2.6	12.3	2.5	11.9
Depreciation and amortization	1.6	2.4	1.6	2.4
General and administrative	20.5	17.4	21.0	17.3
Total expenses	57.6	69.8	58.2	70.0
Operating income	42.4	30.2	41.8	30.0
Interest	7.6	23.9	5.1	17.0
Loss on restaurant discontinued	-	-	.6	-
Adjust valuation of receivables	-	13.9	13.1	4.9
Change in fair value of derivatives	-	37.0	-	8.8
Income (loss) before income taxes	34.8	(44.6)	23.0	(.7)
Income tax	13.3	(2.9)	8.8	3.1
Net income (loss)	21.5%	(41.7)%	14.2%	(3.8)%

Results of Operations

Total revenue increased from $2.0 million and $5.7 million to $2.5 million and $7.2 million during the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. Franchise fees and equipment commissions (“upfront fees”) decreased from $83,000 to $58,000 for the three-month period ended September 30, 2017 and from $222,000 to $198,000 for the nine-month period ended September 30, 2017, compared to the corresponding periods in 2016. Royalties and fees including interest per franchise agreements, less upfront fees, decreased from $1.9 million and $5.3 million to $1.7 million and $4.9 million for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. The breakdown of royalties and fees less upfront fees, for the respective three-month and nine-month periods ended September 30, 2017 and 2016 were: royalties and fees from non-traditional franchises other than grocery stores, including interest on receivables, were $1.2 million and $3.3 million in both quarterly and nine-month periods; royalties and fees from the grocery store take-n-bake were $425,000 and $1.3 million compared to $530,000 and $1.5 million; royalties and fees from stand-alone take-n-bake franchises were $2,000 and $34,000 compared to $65,000 and $276,000; and royalties and fees from traditional locations were $52,000 and $170,000 compared to $60,000 and $180,000. Royalties and fees from traditional locations were negatively impacted in the third quarter of 2017 by a fire in the Company's highest volume franchise unit which required it to be closed for most of July and August. The franchisee repaired the damage and reopened for business on August 30, 2017.

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

Restaurant revenue – Craft Pizza & Pub, which opened January 31, 2017, was $457,000 and $1.22 million for the three-month and nine-month periods ended September 30, 2017. This location was open for eight months during the nine-month period ended September 30, 2017.

Restaurant revenue – non-traditional increased from $56,000 to $311,000 and from $163,000 to $871,000 for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter of 2016. The Company currently operates three non-traditional locations.

Salaries and wages decreased from 13.6% to 8.6% of total revenue and from 13.2% to 9.7% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. Salaries and wages decreased from $276,000 to $216,000 and from $760,000 to $698,000 for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016.

Trade show expenses decreased from 6.1% to 5.0% of total revenue and from 6.7% to 5.2% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. Trade show expense increased from $124,000 to $126,000 and decreased from $383,000 to $371,000, respectively for the three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016.

Travel expenses decreased from 2.8% to 1.5% of total revenue and from 2.7% to 2.0% of total revenue for the three-month and nine-month periods ended September 30, 2017, compared to the respective corresponding periods in 2016. Travel expense decreased from $57,000 to $38,000 and from $153,000 to $146,000, respectively, for the three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016.

Other operating expenses decreased from 10.4% to 8.8% of total revenue and from 10.5% to 9.0% of total revenue for the three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. Operating expenses increased from $211,000 to $222,000 and from $608,000 to $650,000, respectively, for the three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016.

Restaurant expenses – Craft Pizza & Pub were $347,000 and $902,000 for the three-month and nine-month periods ended September 30, 2017, respectively. These expenses were from the new Craft Pizza & Pub location which opened on January 31, 2017.

Restaurant expenses – non-traditional increased from 2.6% to 12.3% and from 2.5% to 11.9% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. The reason for the increase was the Company’s acquisition of two non-traditional locations from franchisees in the fourth quarter 2016. The Company currently operates three non-traditional locations.

Depreciation and amortization increased from 1.6% to 2.4% of total revenue for both the three-month and nine-month periods ended September 30, 2017, compared to corresponding periods in 2016. The primary reason for the increase was the new Craft Pizza & Pub location that opened January 31, 2017 and the two non-traditional locations required by the Company in the fourth quarter of 2016.

General and administrative expenses decreased from 20.5% to 17.4% and from 21.0% to 17.3% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. General and administrative expenses increased from $415,000 to $435,000 and from $1.21 million to $1.25 million, respectively, for the three-month and nine-month periods ended September 30, 2017, compared to the comparable periods in 2016.

Total expenses increased from 57.6% to 69.8% and from 58.2% to 70.0% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. Total expenses increased from $1.2 million to $1.8 million and from $3.3 million to $5.0 million, respectively, for the three-month and nine month periods ended September 30, 2017, compared to the corresponding periods in 2016. These increases in expenses were the result of adding the new Craft Pizza & Pub location on January 31, 2017 and acquiring two non-traditional locations from franchisees in the fourth quarter of 2016.

Operating income decreased from 42.4% to 30.2% and from 41.8% to 30.0% of total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. The operating income decreased as a result of the decrease in revenue of $242,000 from stand-alone take-n-bake and a decrease in take-n-bake revenue of $221,000 from grocery stores which was largely offset by operating income of $321,000 from the new Craft Pizza & Pub location which opened on January 31, 2017.

Interest expense increased from 7.6% to 23.9% and from 5.1% to 17.0% total revenue for the respective three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. Interest expense increased from $154,000 to $601,000 and from $292,000 to $1.2 million, respectively, for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. Interest expense during the nine-month period ended September 30, 2017 consisted of cash interest on the convertible notes of $167,598 and non-cash amortization of $23,103, cash interest on BMO Harris bank loan of $75,373 and non-cash amortization of $13,077, cash interest on the Super G loan of $608,841 and non-cash amortization of $61,727, cash interest on the Kingsway loan of $25,000, cash interest on loans from officers of $49,756, cash interest on the new First Financial Bank term loan of $11,506 and non-cash interest from amortizing the value of derivatives of $211,549. Total cash interest was $938,074 and non-cash interest expense was $309,456 for the nine-month period ended September 30, 2017. The refinancing just completed will substantially lower the Company's debt service requirement and cash interest expense. As currently structured, including interest on the subordinated debt, anticipated drawdown on the development loan and, based on today's interest rates, the cash interest expense will be lowered to $539,000 for the next 12 months.

Net loss for the three months ended September 30, 2017 was $1.2 million compared to the $1.0 million for the comparable period in 2016. The primary reason for the loss for the three months ended September 30, 2017 was the non-cash and non-operating increase in the fair value of derivatives of $950,000 plus increased interest cost of approximately $450,000 and adjustment for valuation of receivables of $350,000. The primary reason for the loss for the nine months ended September 30, 2017 was the non-cash and non-operating increase in the fair value of derivatives of $633,000 plus increased interest costs of approximately $930,000 and valuation of receivables of $350,000.

Liquidity and Capital Resources

The Company’s strategy in recent years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizzas. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be a primary element of the Company’s strategy but, in addition, over the past two years the Company developed a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened its first Craft Pizza & Pub on January 31, 2017, plans to open and operate at least three more locations, with the second location planned to open November 17, 2017, and plans to launch a major franchising effort for the Noble Roman’s Craft Pizza & Pub concept. The Company has engaged a search firm to assist in recruiting an experienced Vice President of Development to lead that effort and to recruit another experienced sales person to add to the sales capacity of the Company's non-traditional franchises. The Company currently operates three non-traditional locations in addition to the new Craft Pizza &Pub location. Two of the three non-traditional locations were previously operated by franchisees but acquired by the Company in the fourth quarter of 2016. The Company does not intend to acquire any additional non-traditional locations from franchisees and desires to re-franchise one or both of the two recently acquired non-traditional locations.

The Company’s current ratio was 4.0-to-1 as of September 30, 2017 compared to 2.1-to-1 as of December 31, 2016. The primary reason for the change was refinancing all of the Company's debt except the subordinated convertible notes on a seven-year amortization with a five-year due date. That improvement was partially offset by reclassifying the current portion of deferred tax asset to long-term in accordance with the Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative.

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

On September 13, 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) to be provided by the Bank consisting of: (i) a term loan in the amount of $4.5 million (the “Term Loan”); and (ii) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Agreement mature on September 13, 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC, certain officers of the Company, to pay certain expenses related to the Credit Facility and the remainder used for general corporate purposes.

The Company may draw on the Development Line of Credit in three tranches of up to $550,000 each for eligible costs incurred by it to build-out three new locations of Noble Roman’s Craft Pizza & Pub. Repayment of advances under each tranche of the Development Line of Credit will begin four months following the draw of each tranche based on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s and certain of its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only on borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations.

The refinancing just completed, as described above, will substantially lower the Company's debt service requirement and cash interest expense. As currently structured, including interest on the subordinated debt, anticipated drawdown on the development loan and, based on today's interest rates, the cash interest expense will be lowered to $539,000 for the next 12 months. The Company will need to refinance the subordinated debt at their maturity in 2019 if they are still outstanding.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees, changes in prices or supplies of food ingredients and labor and the ability to refinance the convertible notes in 2019 if still outstanding, as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2017, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.5 million and anticipates advances on its development line of credit of $1.6 million over the next six months. The Company’s variable interest bearing debt are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure and its anticipated advances under the development line of credit, for each 1% increase in LIBOR the Company would anticipate incurring increased interest expense of approximately $50,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 14, 2017	By:	/s/ Paul W. Mobley
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

10.3
Loan Agreement dated as of September 13, 2017, by and between Noble Roman’s, Inc. and First Financial filed as Exhibit 10.1 to the Registrant's Form 8-K filed September 19, 2017, is incorporated herein by reference.

10.4	Term note dated September 13, 2017 to First Financial Bank, filed herewith.
10.5	Development line note dated September 13, 2017 to First Financial Bank, filed herewith.
10.6	Agreement dated April 8, 2015, by and among the Registrant and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.
10.7	Form of 10% Convertible Subordinated Unsecured Note, filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 27, 2017 is incorporated herein by reference.
10.8
Form of Redeemable Common Stock Purchase Class A Warrant, filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.9
Registration Rights Agreement dated October 13, 2016, by and between the Registrant and the investors signatory thereto, filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.10
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