Form 10-K
period 2017-12-31
NOBLE ROMANS INC
filed 2018-03-29
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
 _X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__ No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.(Check one):Large Accelerated Filer   Accelerated Filer   Non-Accelerated Filer  (do not check if a smaller reporting company) Smaller Reporting Company X Emerging Growth Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,983,032 shares of common stock as of March 11, 2018.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN’S, INC.
FORM 10-K
Year Ended December 31, 2017
Table of Contents

Item

PART I

1.	Business	3
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	11
2.	Properties	12
3.	Legal Proceedings	12
4.	Mine Safety Disclosures	12

	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
6.	Selected Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A.	Quantitative and Qualitative Disclosures About Market Risk	26
8.	Financial Statements and Supplementary Data	27
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
9A.	Controls and Procedures	45
9B.	Other Information	46

	PART III
10.	Directors, Executive Officers and Corporate Governance	47
11.	Executive Compensation	47
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions, and Director Independence	47
14.	Principal Accounting Fees and Services	47
	PART IV
15.	Exhibits, Financial Statement Schedules	48
16.	Form 10-K Summary	48

PART 1

ITEM 1. BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned foodservice locations for non-traditional foodservice operations and stand-alone restaurants under the trade names “Noble Roman’s Craft Pizza & Pub”, “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” The concepts’ hallmarks include high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

For more rapid growth in future revenue, in 2017 the Company began adding Company-owned Craft Pizza & Pub locations to its business and also intends to add franchised Craft Pizza & Pub locations primarily to multi-unit operators. The Craft Pizza & Pub added significant revenue and is expected to add much more in future years. The Company opened two Craft Pizza & Pub locations in 2017, a third location in January 2018 and now has a fourth under development with plans to open it in late May 2018. Since 1997, the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has now awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising/licensing non-traditional locations, even though it added focus on Craft Pizza & Pub.

Pizzaco, Inc. currently owns and operates two Company-owned non-traditional locations, RH Roanoke, Inc. operates a Company-owned location and Noble Roman’s, Inc. owns and operates three Craft Pizza & Pub locations with a fourth now under development. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising of that concept.

References in this report to the “Company” are to Noble Roman’s, Inc. and its three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., unless the context requires otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time two additional Craft Pizza & Pubs have been opened as Company-owned restaurants with a fourth location now under development. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The pizza offerings feature Noble Roman’s traditional hand-crafted thinner crust as well as its signature deep-dish Sicilian crust. After extensive research and development, the system has been designed to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pies and 5.75 minutes for Sicilian pies. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original creations like "Swims With The Fishes" and "Pizza Marguerita". The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also includes baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce.

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dusting & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of toppings and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are a large number of giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s earlier days.

Noble Roman’s Pizza For Non-Traditional Locations

The hallmark of Noble Roman’s Pizza for non-traditional locations is “Superior quality that our customers can taste.” Every ingredient and process has been designed with a view to produce superior results.

●
A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.
●
Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.
●
100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
●
100% real meat toppings, with no additives or extenders, a distinction compared to many pizza concepts.
●
Vegetable and mushroom toppings are sliced and delivered fresh, never canned.
●
An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
●
The fully-prepared crust also forms the basis for the Company's Take-N-Bake pizza for use as an add-on component for its non-traditional franchise base as well as an offering for its grocery store license venue.

Tuscano’s Italian Style Subs

Tuscano’s Italian Style Subs is a separate non-traditional location concept that focuses on sub sandwich menu items but only in locations that also have a Noble Roman’s franchise. The ongoing royalty for a Tuscano’s franchise is identical to that charged for a Noble Roman’s Pizza franchise.

Business Strategy

The Company is focused on revenue expansion while continuing to minimize overhead and other related costs. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers and licensing to grocery stores.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional Except Hospitals	Hospitals	Traditional Stand-Alone
Noble Roman's Pizza	$7,500	$10,000	$30,000(1)
Tuscano's Subs	$6,000	$10,000	-
Noble Roman's & Tuscano's	$11,500	$18,000	-

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000. The Company has not yet sold any Craft Pizza & Pub franchises.

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

The Company has distributors strategically located throughout the United States. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries. Each distributor distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement.

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

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned and some are franchised locations of large chains and others are independently owned. Some of the competitors are larger and have greater financial resources than the Company.

Seasonality of Sales

Extreme winter weather conditions, compared to the norm for the various regions of the country, adversely affect franchisee’s/licensee’s sales, especially Craft Pizza & Pub designed for in-store dining, which in turn affects Company revenue. Sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Product sales of the non-traditional franchises/licenses may be slower during the first quarter of the year and certain venues such as grocery stores are typically slower during the summer months.

Employees

As of March 11, 2018, the Company employed approximately 33 persons full-time and 126 persons on a part-time, hourly basis, of which 21 of the full-time employees are employed in sales and service of the franchise/license units and 12 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN’S®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE®, “Noble Roman’s Take-N-Bake Pizza,” “Noble Roman’s Craft Pizza & Pub®,” and "Tuscano’s Italian Style Subs®," are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of the respective businesses. Each location, including the Company’s Craft Pizza & Pub locations, are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as our third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters. In certain circumstances, the Company is, or soon may be, subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on the Company’s business.

The Company is subject to regulation by the Federal Trade Commission (“FTC”) and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress from time to time that would provide for additional federal regulation of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company is subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

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

Vice President of Franchise Services - James D. Bales. Before becoming Vice President of Franchise Services, Mr. Bales held various positions with the Company beginning in 2004. Before joining the Company, Mr. Bales had 15 years of management experience in operations and marketing where he held various positions with TCBY starting in 1989. Mr. Bales attended Northern Kentucky University for Graphic Design, Inver Hills Community College for Business Management and obtained his B.S. in Business from the University of Phoenix.

Vice President of Development - Michael Lingor has been Vice President of Development since December 2017. Before joining the Company, Mr. Lingor was Restaurant Development Consultant with Real Max restaurants, Vice President and Development of Franchising with Taco Bueno restaurants and Senior Vice President of Development and Franchising with Tavistock restaurants since 2007. Mr. Lingor obtained his B.A. in Business Administration from Southwest Texas State University.

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

Dependence on growth strategy.

One of the Company’s growth strategies include selling new franchises or licenses for non-traditional locations, including grocery stores and another strategy is to expand with Company-owned Pizza & Pub locations plus develop what the Company believes to be a large growth opportunity by franchising the Craft Pizza & Pub concept to qualified franchisees. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the viability of the Craft Pizza & Pub locations to continue to generate sufficient revenue as stand-alone locations; (3) the ability of the franchisees and licensees of either venue to operate their locations effectively; (4) the franchisee's ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises/licenses for Craft Pizza & Pub or non-traditional locations.

Success of the new Noble Roman’s Craft Pizza & Pub concept.

The Company currently owns and operates three locations of its Craft Pizza & Pub with one additional location under development. The Company plans to launch a major franchising effort based on the Craft Pizza & Pub concept. The first Craft Pizza & Pub opened on January 31, 2017. Although the three current units are operating successfully, the Company may not be able to operate the Craft Pizza & Pub locations successfully in the future. The Company may not be able to successfully franchise this concept. The success of the Company’s plans will depend upon various factors, which include continuing to generate traffic and the continued viability of the current and future locations and our ability to successfully market this concept to potential franchisees. These factors may not be within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and operation of the Craft Pizza & Pub locations or the franchising of the concept.

Dependence on success of franchisees and licensees.

A significant portion of the Company’s revenues comes from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees, however, an increasing portion of its revenues are coming from Company-owned operations. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. If the franchisees do not accurately report their sales, the Company’s revenue could decline. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Initiatives to increase the Federal minimum wage could have an adverse financial effect on our franchisees/licensees or the Company by increasing the labor cost.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company's licensees and franchisees. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company.

Dependence on consumer preferences and perceptions.

The restaurant industry and the retail food industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company could be substantially adversely affected by publicity resulting from food quality, illness, injury, other health concerns or operating issues stemming from one restaurant or retail outlet or a limited number of restaurants and retail outlets.

Ability to service or refinance our outstanding indebtedness and the dilutive effect of our outstanding convertible debt

The Company has substantial debt obligations. At December 31, 2017, the total debt was approximately $7.9 million. The outstanding debt includes certain indebtedness evidenced by convertible promissory notes the Company issued, along with certain warrants exercisable for the Company’s common stock, in a private placement in 2016 and 2017. The notes mature in December 2019 and January 2020.

The Company may not be able to generate sufficient cash flow from operations to repay its indebtedness when it becomes due and to meet other cash needs. If the Company is not able to pay its debts as they become due, the Company would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring the indebtedness or selling additional debt or equity securities. The Company may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if the Company has to sell its assets, that sale may negatively affect the ability to generate revenue.

Additionally, the issuance of shares of common stock upon the conversion of the Company's outstanding convertible promissory notes or the exercise of the warrants issued in connection with the sale of the convertible promissory notes would have a dilutive effect on its stockholders.

Interruptions in supply or delivery of food products.

Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, market conditions for cheese, wheat, meats, paper, labor and other items may also adversely affect the franchisees and licensees and, as a result, can adversely affect the Company’s ability to add new franchised or licensed locations.

Dependence on key executives.

The Company’s business has been and will continue to be dependent upon the efforts and abilities of its executive staff generally, and particularly Paul W. Mobley, its Executive Chairman and Chief Financial Officer, and A. Scott Mobley, its President and Chief Executive Officer. The loss of either of their services could have a material adverse effect on the Company.

Federal, state and local laws with regard to the operation of the businesses.

The Company is subject to regulation by the FTC and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company would be subject to applicable laws in each jurisdiction where it seeks to market additional franchise units.

Each franchise and Company-owned location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, alcohol, employment and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U.S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations.

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

The Company's stock is quoted on the OTCQB, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. The Company is not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include: (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans or equity issuances. As a result, quotation of the Company's stock on the OTCQB limits the liquidity and price of its stock more than if its stock was quoted or listed on a national exchange. There is no assurance that the Company’s stock will continue to be authorized for quotation by the OTCQB or any other market in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in 7,600 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires on June 30, 2018. The Company is currently negotiating a lease for a different 7,800 square feet space at a slightly lower rent.

The Company also leases space for its Company-owned restaurants in Indianapolis, Indiana which expires December 31, 2020, in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, and in Fishers, Indiana which expires in January 2028.

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

	2016		2017
Quarter Ended:	High	Low	High	Low
March 31	$1.10	$.80	$.73	$.41
June 30	$.88	$.47	$.55	$.43
September 30	$.69	$.49	$.65	$.38
December 31	$.50	$.37	$.65	$.51

Holders of Record

As of March 4, 2018, there were approximately 262 holders of record of the Company’s common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,334,167	$.67	(1)
Total	3,334,167	$.67	(1)

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

ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2013	2014	2015	2016	2017
Royalties and fees	$7,083	$7,479	$7,465	$7,351	$6,798
Administrative fees and other	24	73	56	42	45
Restaurant revenue - Craft Pizza & Pub	-	-	-	-	1,821
Restaurant revenue - non-traditional	421	363	208	443	1,174
Total revenue	7,528	7,915	7,729	7,836	9,838
Operating expenses	2,527	2,716	2,774	2,549	2,443
Restaurant expenses - Craft Pizza & pub	-	-	-	-	1,389
Restaurant expenses - non-traditional	391	402	248	443	1,155
Depreciation and amortization	114	112	106	125	241
General and administrative	1,647	1,646	1,660	1,642	1,666
Operating income	2,849	3,039	2,941	3,077	2,944
Interest	201	190	187	615	1,474
Loss on restaurant discontinued	-	-	191	37	-
Change in fair value of derivatives	-	-	-	44	175
Adjust valuation of receivables - including the Heyser case	1,208	-	1,230	1,104	440
Income before income taxes from continuing operations	1,440	2,849	1,333	1,277	855
Income taxes (1)	569	1,105	512	488	4,147
Net income (loss) from continuing operations	871	1,744	821	789	(3,292)
Loss from discontinued operations	(780)	(154)	(35)	(1,660)	(93)
Net income (loss)	$91	$1,590	$786	$(871)	$(3,385)
Cumulative preferred dividends	99	-	-	-	-
Net income (loss) available to common stockholders	$(8)	$1,590	$786	$(871)	$(3,385)
Weighted average number of common shares	19,533	19,871	20,518	20,782	20,783
Net income (loss) per share from continuing operations	$.05	$.09	$.04	$.04	$(.16)
Net income (loss) per share	.01	.08	.04	(.04)	(.16)
Net income (loss) per share available to common stockholders	$-	$.08	$.04	$(.04)	$(.16)

Balance Sheet Data:	2013	2014	2015	2016	2017
Working capital	$1,451	$2,267	$2,805	$2,429	$2,289
Total assets	16,374	17,758	18,465	19,899	18,885
Long-term obligations, net of current portion	2,635	1,847	2,141	3,755	6,808
Stockholders’ equity	$11,703	$13,766	$14,875	$14,018	$10,648

(1)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of its deferred tax asset as a result of the 2017 Tax Cuts and Jobs Act lowering the highest corporate income tax rate from 34% to 21%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company owns and operates three Craft Pizza & Pub locations with a fourth location under development. The Company intends to use these operations as a base to support the franchising of that concept. Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers. These units operate under the trade name "Noble Roman's Craft Pizza & Pub".

The Company also sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake” and “Tuscano’s Italian Style Subs.” The non-traditional concepts’ hallmarks include high quality pizza and sub sandwiches, along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.

There were 2,768 franchised/licensed or Company-owned outlets in operation on December 31, 2016 and 2,854 on December 31, 2017. During the 12-month period ended December 31, 2017, 109 new franchised/licensed or Company-owned outlets opened and 23 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,086, have left the system.

As discussed in Note 1 of the notes to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating its assets including such items as accounts receivable from franchisees to reflect the actual amount expected to be collected from those receivables. At December 31, 2016 and 2017, the Company reported net accounts receivable from franchisees of $5.8 million and $7.6 million, respectively, each of which were net of allowances. The allowance at December 31, 2016 was $1.2 million to reflect the amount the Company expects to realize for the franchisee receivables and at December 31, 2017 was $1.5 million. The Company has reviewed each of its accounts and only included receivables in the amount expected to be collected. The Company transferred $607,080 from short-term franchisee receivables to long-term, which is included in other assets. The franchisee receivables, for the most part, are not related to current franchisees but rather reflect receivables from under-reporting and other violations arising out of audits and other reviews of former franchisees.

The Company, at December 31, 2016 and December 31, 2017, had a deferred tax asset on its balance sheet totaling $9.6 million and $5.7 million, respectively. The reason for the large decrease was the lowering of the corporate tax rates at the end of 2017. The same amount of earnings in the future will be shielded from needing to pay income taxes, however the carrying value of that deferred asset had to be reduced to reflect the new highest corporate income tax rate going from 34% to 21%. After reviewing anticipated results from the Company’s current business plan, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration, between 2019 and 2036.

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

Condensed Consolidated Statement of Operations Data
     Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2015		2016		2017
Royalties and fees	$7,464,963	96.6%	$7,350,692	93.8%	$6,798,213	69.1%
Administrative fees and other	56,520	0.7	42,402	0.5	45,730	0.5
Restaurant revenue - Craft Pizza & Pub	-	-	-	-	1,820,737	18.5
Restaurant revenue - Non-traditional	207,803	2.7	443,391	5.7	1,173,729	11.9
Total revenue	7,729,286	100.0	7,836,485	100.0	9,838,408	100.0

Franchise-related operating expenses:
Salaries and wages	1,141,562	14.8	996,303	12.7	925,648	9.4
Trade show expense	543,354	7.0	520,691	6.6	493,803	5.0
Travel expense	255,125	3.3	230,091	2.9	170,978	1.7
Broker commissions	-	-	32,241	0.4	-	-
Other operating expense	834,320	10.8	769,791	9.8	852,930	8.7
Restaurant expenses-Craft Pizza & Pub	-	-	-	-	1,389,410	14.1
Restaurant expenses-non-traditional	248,139	3.2	443,389	5.7	1,155,073	11.8
Depreciation	105,843	1.4	124,773	1.6	240,854	2.4
General and administrative	1,659,966	21.5	1,641,853	21.0	1,665,980	16.9
Total expenses	4,788,309	62.0	4,759,132	60.7	6,894,677	70.0
Operating income	2,940,977	38.0	3,077,353	39.3	2,943,732	30.0

Interest	186,414	2.4	615,685	7.9	1,474,027	15.0
Loss on restaurant discontinued	191,390	2.5	36,776	0.5	-	-
Change in fair value of derivatives	-	-	44,464	0.5	174,737	1.8
Adjust valuation of receivables – including the Heyser case	1,230,000	15.9	1,103,521	14.1	440,000	4.5

Income before income taxes	1,333,173	17.2	1,276,907	16.3	854,968	8.7
Income taxes	512,671	6.6	487,880	6.2	4,146,459	42.1
Net income(loss) from continuing operations	$820,502	10.6%	$789,027	10.1%	$(3,291,491)	(33.4)%

	Quarters Ended December 31,
	2016		2017
Royalties and fees	$1,806,303	86.2%	$1,735,664	65.6%
Administrative fees and other	8,234	0.4	10,797	0.4
Restaurant revenue-Craft Pizza & Pub	-	-	597,386	22.6
Restaurant revenue-non-traditional	280,654	13.4	302,538	11.4
Total revenue	2,095,191	100.0	2,646,385	100.0

Franchise-related operating expenses:
Salaries and wages	236,699	11.3	227,322	8.6
Trade show expense	137,604	6.6	122,331	4.6
Travel expense	77,407	3.7	24,961	0.9
Other operating expense	194,141	9.3	203,151	7.7
Restaurant expenses - Craft Pizza & Pub	-	-	486,951	18.4
Restaurant expenses-non-traditional	302,214	14.4	299,095	11.3
Depreciation	32,010	1.5	68,963	2.6
General and administrative	435,892	20.8	419,360	15.9
Total expenses	1,415,967	67.6	1,852,134	70.0
Operating income	679,224	32.4	794,251	30.0

Interest	323,863	15.5	253,082	9.6
Change in fair value of derivatives	44,464	2.1	(457,800)	(17.3)
Adjust valuation of receivables – including the Heyser case	352,862	16.8	90,000	3.4

Net income (loss) before income taxes	(41,965)	(2.0)	908,969	34.3
Income taxes (benefit)	(16,027)	(0.8)	3,926,370	148.4
Net loss from continuing operations	$(25,938)	(1.2)%	$(3,017,401)	(114.1)%

2017 to 2016

Total revenue for the year 2017 was $9.8 million compared to $7.8 million in 2016. The primary reason for the increase was the addition of a Craft Pizza & Pub restaurant for 11 months and another location for 1.5 months. For the three months ended December 31, 2017, total revenue was $2.6 million compared to $2.1 million for the comparable period in 2016. For the year 2017, franchise fees and equipment commissions (“Upfront Fees”) decreased to $286,000 from $299,000 for 2016. For the three-month period ended December 31, 2017, Upfront Fees increased to $88,000 from $78,000 for the comparable period in 2016. Royalties and fees, less Upfront Fees, decreased to $6.5 million for 2017 from $7.0 million in 2016. Royalties and fees, less Upfront Fees, decreased to $1.6 million from $1.7 million for the three-month period ended December 31, 2017 compared to the comparable period in 2016. The primary reason for the decrease in royalties and fees, less Upfront Fees, was the decrease in stand-alone take-n-bake fees from $318,000 to $34,000 and the decrease in fees from grocery store take-n-bake from $2.1 million to $1.8 million. The sources of royalties and fees less Upfront Fees for the year 2017 and for the three months ended December 31, 2017 compared to the comparable periods in 2016, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.5 million and $4.4 million and $1.14 million and $1.08 million; royalties and fees from the grocery store take-n-bake were $1.8 million and $2.1 million and $450,000 and $551,000; royalties and fees from stand-alone take-n-bake franchises were $34,000 and $318,000 and none and $42,000; and royalties and fees from traditional locations were $231,000 and $238,000 and $61,000 and $58,000.

Restaurant revenue from Craft Pizza & Pub for 2017 was $1.8 million and none in 2016. The Company owned and operated one Craft Pizza & Pub restaurant for 11 months in 2017 and another one for 1.5 months. For the three-month period ended December 31, 2017, restaurant revenue from Craft Pizza & Pub was $597,000 and none for the comparable period in 2016.

 Restaurant revenue from non-traditional locations increased to $1.2 million from $443,000 for the comparable period in 2016. For the three-month period ended December 31, 2017, restaurant revenue from non-traditional locations increased to $303,000 from $281,000 for the comparable period in 2016. The increase in the quarterly revenue from non-traditional locations was the result of same store sales increase. The increase in the year 2017 revenue from non-traditional locations was a result of adding two additional Company-owned non-traditional restaurants during the fourth quarter 2016 which had previously been franchised restaurants and same store sales growth.

As a percentage of total revenue, salaries and wages for 2017 decreased to 9.4% from 12.7% in 2016. For the three-month period ended December 31, 2017, salaries and wages decreased to 8.6% from 11.3% for the comparable period in 2016. Salaries and wages decreased to $926,000 and $227,000 from $996,000 and $237,000, respectively, for the year and the three-month period ended December 31, 2017 compared to the comparable periods in 2016.

As a percentage of total revenue, trade show expenses for 2017 decreased to 5.0% from 6.6% in 2016. For the three-month period ended December 31, 2017, trade show expenses decreased to 4.6% from 6.6% for the comparable period in 2016. Trade show expenses were $494,000 and $122,000, respectively, for the year and three-month period ended December 31, 2017 compared to $521,000 and $138,000, respectively, for the comparable periods in 2016.

As a percentage of total revenue, travel expenses for 2017 decreased to 1.7% from 2.9% in 2016. For the three-month period ended December 31, 2017, travel expense decreased to 0.9% from 3.7% for the comparable period in 2016. Travel expenses were $171,000 and $25,000, respectively, for the year and three-month period ended December 31, 2017 and $230,000 and $77,000, respectively, for the comparable periods in 2016.

As a percentage of total revenue, other operating expenses for 2017 decreased to 8.7% compared to 9.8% in 2016. For the three-month period ended December 31, 2017, other operating expenses decreased to 7.7% from 9.3% for the comparable period in 2016. Other operating expenses were $853,000 and $203,000, respectively, for the year and three-month periods ended December 31, 2017 and $770,000 and $194,000, respectively, for the comparable periods in 2016.

As a percentage of total revenue, restaurant expenses from Craft Pizza & Pub in 2017 were 14.1% and none 2016. On January 31, 2017, the Company opened the first Craft Pizza & Pub and opened the second location in November 2017. The Company has also opened a third Craft Pizza & Pub in January 2018 and has a fourth location currently under development.

As a percentage of total revenue, restaurant expenses from non-traditional locations in 2017 as percentage of total revenue increased to 11.8% from 5.7% For the three-month period ended December 31, 2017, restaurant expenses from non-traditional locations decreased to 11.3% from 14.4% for the comparable period in 2016. The increase in 2017 was a result of adding two additional non-traditional Company-owned restaurants during the fourth quarter 2016 which had previously been franchised restaurants. The decrease in the fourth quarter was a result of a significant increase in total revenue with a nominal increase in restaurant expenses from non-traditional locations.

As a percentage of total revenue, general and administrative expenses for 2017 decreased to 16.9% from 21.0% in 2016. For the three-month period ended December 31, 2017, general and administrative expenses decreased to 15.9% from 20.8% for the comparable period in 2016. General and administrative expenses were $1.7 million and $419,000, respectively, for the year and three-month periods ended December 31, 2017 and $1.6 million and $436,000, respectively, for the comparable periods in 2016. The primary reason for the decrease as a percentage of total revenue for both the year and three-month period was the significant growth in revenue while maintaining general administrative expenses essentially the same.

As a percentage of total revenue, total expenses for 2017 increased to 70.0% from 60.7% in 2016. For the three-month period ended December 31, 2017, total expenses increased to 70.0% from 67.6% for the comparable period in 2016. Total expenses were $6.9 million and $1.9 million, respectively, for the year and three-month periods ended December 31, 2017 and $4.8 million and $1.4 million, respectively, for the comparable periods in 2016. The primary reason for the increase is that in 2017, 30.4% of the Company's revenue was from Company-owned restaurants, while in 2016 they represented 5.7% of the Company's total revenue. While total revenue has increased significantly by having Company-owned operations, the percentage operating margin is reduced from that of collecting fees.

As a percentage of total revenue, operating income for 2017 decreased to 30.0% from 39.3% in 2016. For the three-month period ended December 31, 2017, operating income decreased to 30.0% from 32.4% for the comparable period in 2016. Operating income was $2.9 million and $794,000, respectively, for the year and three-month periods ended December 31, 2017 and $3.1 million and $679,000, respectively, for the comparable periods in 2016. The primary reason for the decreased margin is explained in the paragraph above regarding total operating expenses.

Interest expense, as a percentage of total revenue, increased to 15.0% from 7.9% for the year 2017 compared to 2016. For the three-month period ended December 31, 2017, interest expense decreased to 9.6% from 15.5% for the comparable period in 2016. Interest expense increased to $1.5 million and $253,000, respectively, for the year and three-month period ended December 31, 2017 compared to $616,000 and $324,000, respectively, for the comparable periods in 2016. Because the Company refinanced its debt in September 2017, the interest expense for the fourth quarter more accurately reflects interest expense anticipated going forward. The Company's cash interest for the fourth quarter 2017 was $131,000. Non-cash interest related to derivatives was $87,000 and non-cash interest from accruals and amortization of closing costs was $35,000.

Change in fair value of derivatives in 2017 was a net non-cash expense of $175,000 compared to $44,000 in 2016. For the three-month period ended December 31, 2017, the Company reported a net non-cash income of $458,000 compared to a non-cash expense of $44,000 in the comparable quarter in 2016. The derivatives are the result of the conversion value of the convertible debt and the value of the warrants outstanding, which fluctuate up and down as the market value of the underlying common stock fluctuates in the market. In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disrgarded when assessing whether the instrument indexed to an entity's own stock. Therefore the Company does not expect these fluctuations in future years.

Net income before income taxes from continuing operations for 2017 was $855,000 compared to $1.3 million in 2016. For the three-month period ended December 31, 2017, net income before income taxes from continuing operations was $909,000 compared to a net loss of $42,000 for the comparable period in 2016. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $22 million in net income before income taxes due to its net operating loss carry-forwards. In 2017, the Company recorded an income tax expense of $4.1 million primarily to reduce the value of its deferred tax asset due to the highest corporate income tax rate being reduced from 34% to 21% by the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act").

Loss on discontinued operations was approximately $93,000 in 2017 and $1.7 million in 2016. The loss on discontinued operations for 2016 was primarily the result of discontinuing the stand-alone take-n-bake venue in the third quarter of 2016. See Note 10 of the notes to the Company’s consolidated financial statements. The loss on discontinued operations in 2017 was primarily due to the Company's obligation on a lease on a facility that was part of the 2008 discontinued operations which expires in October 2018.

Net loss for 2017 was $3.4 million compared to a net loss of $871,000 in 2016. The net loss for 2017 was largely the result of reporting a $4.1 million income tax expense, as a explained above as a result of the 2017 Tax Act. The net loss for 2016 was primarily the result of the loss on discontinued operations of $1.7 million, as explained in the paragraph above and the adjustment in the valuation of receivables including receivables arising out of the Heyser case of $1.1 million.

2016 Compared to 2015

Total revenue for the year 2016 was $7.8 million compared to $7.7 million in 2015. The primary reason for the increase was the result of adding two additional Company-owned restaurants in the fourth quarter. For the three months ended December 31, 2016, total revenue was $2.1 million compared to $1.9 million for the comparable period in 2015. For the year 2016, Upfront Fees increased to $299,000 from $228,000 for 2015. For the three-month period ended December 31, 2016, Upfront Fees increased to $78,000 from $16,000 for the comparable period in 2015. Royalties and fees, less Upfront Fees, decreased to $7.1 million for 2016 from $7.2 million in 2015. The increase in Upfront Fees was primarily the result of selling more non-traditional franchises. For the three-month period ended December 31, 2016, royalties and fees less Upfront Fees decreased to $1.7 million from $1.8 million from the comparable period in 2015. The sources of royalties and fees less Upfront Fees for the year 2016 and for the three months ended December 31, 2016 compared to the comparable periods in 2015, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.4 million and $1.1 million and $4.4 million and $1.1 million; royalties and fees from the grocery store take-n-bake were $2.1 million and $551,000 and $1.9 million and $532,000; royalties and fees from stand-alone take-n-bake franchises were $318,000 and $42,000 and $707,000 and $151,000; and royalties and fees from traditional locations were $238,000 and $58,000 and $265,000 and $64,000.

Restaurant revenue from Company-owned non-traditional locations for 2016 increased to $443,000 from $208,000 in 2015. For the three-month period ended December 31, 2016, restaurant revenue from Company-owned non-traditional locations increased to $281,000 from $59,000 for the comparable period in 2015. The increase in both annual and quarterly restaurant revenue was a result of adding two additional Company-owned restaurants during the fourth quarter 2016 which had previously been franchised restaurants.

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

As a percentage of total revenue, restaurant expenses from Company-owned non-traditional restaurants in 2016 increased to 5.7% from 3.2% in 2015. For the three-month period ended December 31, 2016, restaurant expenses from Company-owned non-traditional restaurants increased to 14.4% from 3.4% for the comparable period in 2015. The increase was a result of adding two additional Company-owned restaurants during the fourth quarter 2016 which had previously been franchised restaurants.

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

Net income before income taxes from continuing operations for 2016 remained the same at $1.3 million compared to the prior year; however, in 2016, the Company recognized a valuation allowance of $1.1 million related to receivables including the Heyser case compared to $1.2 million in 2015 and a loss on restaurant discontinued of $37,000 in 2016 and $191,000 in 2015. For the three-month period ended December 31, 2016, net loss before income taxes from continuing operations was $42,000 compared to a net income of $15,000 for the comparable period in 2015, however, included in the three-month period ended December 31, 2016 was a valuation allowance of $353,000 compared to $380,000 in the comparable period in 2015. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $23 million in net income before income taxes due to its net operating loss carry-forwards.

Loss on discontinued operations was approximately $1.7 million in 2016 and $35,000 in 2015. This loss on discontinued operations for 2016 was primarily the result of discontinuing the stand-alone take-n-bake venue in the third quarter of 2016. See Note 10 of the notes to the Company’s consolidated financial statements.

Net loss for 2016 was $871,000 compared to net income of $786,000 in 2015. The net loss was primarily a result of the loss on discontinued operations of $1.7 million, adjustment in the valuation of receivables including the receivables arising out of the Heyser case of $1.1 million and change in fair value of derivatives of $44,000 in 2016.

Impact of Inflation

The primary inflation factors affecting the Company’s operations are food and labor costs to the franchisee as well as for the Company’s Craft Pizza & Pub operations. Cheese makes up the single largest topping cost on a pizza. Cheese prices reached an all-time record high in April 2014 and maintained at historically high prices until mid-September 2014. They have since decreased. The average cheese price in 2015 was approximately 3% below the ten-year average for cheese prices; the average cheese price in 2016 was 7% below the ten-year average; and the average cheese price in 2017 was 3.5% below the ten-year average. The Company’s business was affected by the increased cost of meats during the past several years as well, but these prices have also moderated somewhat. Labor costs across the country have generally seen upward pressure in hourly rates as the unemployment rate has decreased and competition for hourly employees has increased. The same applies to salaried management. The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive, and has seen similar pressure on management salaries. Although the Company believes future labor cost increases for non-traditional franchisees and licensees will be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts, mounting pressures in the labor markets could be a factor in both franchised and Company operations going forward. These potential pressures, if realized, could add pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns.

Liquidity and Capital Resources

The Company’s strategy in recent years was to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizzas. This strategy did not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be a primary element of the Company’s strategy but, in addition, the Company launched a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” Consistent with that plan, the Company opened its first Craft Pizza & Pub on January 31, 2017, its second Craft Pizza and Pub on November 17, 2017, its third location on January 18, 2018 and currently has a fourth Craft Pizza & Pub under development and plans to open it in May 2018. The Company intends to use its Company-owned Craft Pizza & Pub locations as a base to launch a major franchising effort to franchise Craft Pizza & Pub restaurants. The Company currently operates three non-traditional locations in addition to the Craft Pizza &Pub locations. Two of the three non-traditional locations were previously operated by franchisees but acquired by the Company in the fourth quarter of 2016. The Company does not intend to acquire any additional non-traditional locations from franchisees.

The Company’s current ratio was 2.6-to-1 as of December 31, 2017 compared to 2.1-to-1 as of December 31, 2016. The primary reason for the change was refinancing all of the Company's debt except the subordinated convertible notes on a seven-year amortization with a five-year maturity. That improvement was partially offset by reclassifying the current portion of deferred tax asset to long-term in accordance with the Financial Accounting Standards Board (the “FASB”) recently issued Accounting Standards Update (“ASU”) 2015-17 as part of its Simplification Initiative.

In October 2016, the Company began a private placement (the “Offering”) of convertible notes (“Notes”) and warrants (“Warrants”) and engaged Divine Capital Markets, LLC to serve as placement agent for the Offering (the “Placement Agent”). As of December 31, 2016, the Company had issued Notes in the aggregate principal amount of $1.6 million and Warrants to purchase up to 1.6 million shares of the Company’s common stock. In January 2017, the Company completed the Offering and issued an additional $800,000 in Notes and Warrants to purchase up to an additional 800,000 shares, for a total of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock. The Company used the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurant and for general corporate purposes. In February 2018, one of those Notes in the principal amount of $100,000 was converted into 200,000 shares of Noble Roman's common stock.

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

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC, and certain officers of the Company, to pay certain expenses related to the Credit Facility and for general corporate purposes.

The Company may draw on the Development Line of Credit in three tranches of up to $550,000 each for eligible costs incurred by it to build out three new locations of Noble Roman’s Craft Pizza & Pub. As of December 31, 2017, the Company had drawn $1.1 million of the Development Line of Credit used in the development of the Craft Pizza & Pubs that opened in November 2017 and January 2018. Repayment of the Development Line of Credit will begin four months following the draw of the full amount of the Development Line of Credit based on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s and certain of its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations.

The refinancing, as described above, substantially lowered the Company's debt service requirement and cash interest expense. As currently structured, including interest on the subordinated debt, anticipated drawdown on the Development Line of Credit and, based on current interest rates, the Company expects that the cash interest expense will be lowered to $556,000 for the next 12 months. That cash interest expense will further decrease if additional Note holders elect to convert their Notes to capital stock at $.50 per share, as provided for in the Notes. The Company will need to refinance the subordinated debt in the principal amount of $2.3 million at its maturity at the end of 2019 if they are still outstanding.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating the Craft Pizza & Pub locations now open, the plans to open another Craft Pizza & Pub location in May 2018, plus launching an aggressive franchising program for Noble Roman’s Craft Pizza & Pub restaurants.

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

In May 2014, the FASB issued ASU 2014-09, regarding revenue on contracts with customers. These new standards become effective in January 2018. The Company is currently evaluating the impact of this Accounting Standards Update.

In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disrgarded when assessing whether the instrument is indexed to an entity's own stock.

The Company does not believe these accounting pronouncements will have a material adverse effect on its financial condition or results of operations.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2017:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$7,839,287	$754,173	$3,999,990	$3,085,124	$-
Operating leases	3,981,077	458,660	761,703	727,952	2,032,762
Total	$11,820,364	$1,212,833	$4,761,693	$3,813,076	$2,032,762

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2017, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.4 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $51,000 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2016	2017
Current assets:
Cash	$477,928	$461,068
Accounts receivable - net	1,828,534	1,796,757
Inventories	754,418	779,989
Prepaid expenses	568,386	680,326
Deferred tax asset - current portion	925,000	-
Total current assets	4,554,266	3,718,140

Property and equipment:
Equipment	1,963,957	2,533,848
Leasehold improvements	88,718	581,197
Construction and equipment in progress	351,533	558,602
	2,404,208	3,673,647
Less accumulated depreciation and amortization	1,194,888	1,372,821
Net property and equipment	1,209,320	2,300,826
Deferred tax asset (net of current portion)	8,696,870	5,735,504
Goodwill	278,466	278,466
Other assets including long-term portion of accounts receivable - net	5,159,937	6,851,697
Total assets	$19,898,859	$18,884,633
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$655,725	$754,173
Current portion of loan payable to Super G	1,130,765	-
Accounts payable and accrued expenses	339,125	674,600
Total current liabilities	2,125,615	1,428,773

Long-term obligations:
Notes payable to bank (net of current portion)	710,729	3,257,691
Development loans (net of current portion)	-	988,684
Loan payable to Super G (net of current portion)	718,175	-
Notes payable to officers	310,000	-
Note payable to Kingsway America	600,000	-
Convertible notes payable	769,835	1,131,982
Derivative warrant liability	210,404	503,851
Derivative conversion liability	435,671	925,561
Total long-term liabilities	3,754,814	6,807,769

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 outstanding as of December 31, 2016 and 2017)	24,308,297	24,322,885
Accumulated deficit	(10,289,867)	(13,674,794)
Total stockholders’ equity	14,018,430	10,648,091
Total liabilities and stockholders’ equity	$19,898,859	$18,884,633

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2015	2016	2017
Royalties and fees	$7,464,963	$7,350,692	$6,798,213
Administrative fees and other	56,520	42,402	45,730
Restaurant revenue-Craft Pizza & Pub	-	-	1,820,737
Restaurant revenue-non-traditional	207,803	443,391	1,173,728
Total revenue	7,729,286	7,836,485	9,838,408

Operating expenses:
Salaries and wages	1,141,562	996,303	925,648
Trade show expense	543,354	520,691	493,803
Travel expense	255,125	230,091	170,978
Broker commissions	-	32,241	-
Other operating expenses	834,320	769,791	852,930
Restaurant expenses - Craft Pizza & Pub	-	-	1,389,410
Restaurant expenses - non-traditional	248,139	443,389	1,155,073
Depreciation and amortization	105,843	124,773	240,854
General and administrative	1,659,966	1,641,853	1,665,980
Total expenses	4,788,309	4,759,132	6,894,676
Operating income	2,940,977	3,077,353	2,943,732

Interest	186,414	615,685	1,474,027
Loss on restaurant discontinued	191,390	36,776	-
Change in fair value of derivatives	-	44,464	174,737
Adjust valuation of receivables - including Heyser case	1,230,000	1,103,521	440,000
Income before income taxes from continuing operations	1,333,173	1,276,907	854,968
Income tax expense	512,671	487,880	4,146,459
Net income (loss) from continuing operations	820,502	789,027	(3,291,491)

Loss from discontinued operations net of tax benefit of $21,697 for 2015, $1,026,277 for 2016, and $57,431 for 2017	(34,724)	(1,659,867)	(93,436)
Net income (loss)	$785,778	$(870,840)	$(3,384,927)
Earnings (loss) per share - basic:
Net income (loss) from continuing operations	$.04	$.04	$(.16)
Net loss from discontinued operations net of tax benefit	$(.00)	$(.08)	$(.00)
Net income (loss)	$.04	$(.04)	$(.16)
Weighted average number of common shares outstanding	20,517,846	20,781,886	20,783,032

Diluted earnings (loss) per share:
Net income (loss) from continuing operations (1)	$.04	$.04	$(.16)
Net loss from discontinued operations net of tax benefit	$(.00)	$( .08)	$(.00)
Net income (loss) (1)	$.04	$( .04)	$(.16)
Weighted average number of common shares outstanding	21,439,242	21,208,173	25,704,286

(1) In 2017, net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2014	20,095,087	$23,970,654	$(10,204,805)	$13,765,849

2015 net income			785,778	785,778

Cashless exercise of employee stock option	360,167

Amortization of value of stock options		26,962		26,962

Stock issued in exchange for payables	50,000	95,000		95,000

Exercise of employee stock options	270,667	201,386		201,386
Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

2016 net loss			(870,840)	(870,840)

Cashless exercise of employee stock option	7,111

Amortization of value of stock options		14,295		14,295

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

2017 net loss			(3,384,927)	(3,384,927)

Amortization of value of stock options		14,588		14,588

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2015	2016	2017
Net income (loss)	$785,778	$(870,840)	$(3,384,927)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	98,826	166,681	604,481
Deferred income taxes	490,974	(538,348)	3,886,366
Change in fair value of derivatives	-	44,464	174,737
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(319,797)	131,217	(575,302)
Inventories	(110,822)	(244,898)	(25,572)
Prepaid expenses	(166,295)	104,802	112,028
Other assets including long-term portion of accounts receivable	(665,341)	150,885	(1,084,680)
Increase (decrease) in:
Accounts payable and accrued expenses	322,453	(473,916)	585,869
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	435,776	(1,529,953)	293,000

INVESTING ACTIVITIES
Purchase of property and equipment	(13,840)	(364,035)	(1,372,674)
NET CASH USED BY INVESTING ACTIVITIES	(13,840)	(364,035)	(1,372,674)

FINANCING ACTIVITIES
Payment of principal outstanding on bank loan	(1,348,229)	(601,081)	(1,366,454)
Payment of principal on Super G loan	-	(78,976)	(2,066,283)
Payment of principal on First Financial Bank loan	-	-	(160,714)
Payment of principal on Kingsway America loan	-	-	(600,000)
Net proceeds from new financings net of closing costs	600,000	3,210,509	5,792,132
Net proceeds (repayment of) from officers loans	175,000	135,000	(310,000)
Proceeds from the exercise of stock options	201,386	-	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(371,843)	2,665,452	1,288,681

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(56,421)	(487,557)	(225,867)

Increase (decrease) in cash	(6,328)	283,907	(16,860)
Cash at beginning of year	200,349	194,021	477,928
Cash at end of year	$194,021	$477,928	$461,068

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

In 2016, options to purchase 20,000 shares at $.58 per share were exercised and the holder received 7,111 shares of common stock pursuant to the cashless exercise provision of the option.

The Company acquired two restaurants from franchisees during the fourth quarter of 2016, in exchange for $131,417 of equipment, $17,298 of inventory and $427,181 in accounts payable and accrued expenses.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman’s, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company, with three wholly-owned subsidiaries, sells and services franchises and licenses and operates Company-owned foodservice locations for non-traditional foodservice operations. In addition, the Company also owns and operates stand-alone Craft Pizza & Pub restaurants under the trade names “Noble Roman’s Pizza,” “Tuscano’s Italian Style Subs” and “Noble Roman’s Craft Pizza & Pub.” Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its three wholly-owned subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman’s, Inc. and its wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc. Inter-company balances and transactions have been eliminated in consolidation.

Inventories: Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from five years to 20 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease including likely renewals. Construction and equipment in progress are stated at cost for leasehold improvements and equipment for a new restaurant being constructed and was not completed until January 2018.

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

Level Three: Unobservable inputs that are not corroborated by market data.

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

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The debt issuance cost being amortized is $455,000 with an accumulated amortization at December 31, 2017 of $41,000.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc., in Virginia and a second restaurant in North Carolina, both former franchisees of the Company. The acquisitions were in exchange for $132,000 of equipment, $17,000 of inventory and $427,000 of accounts payable and accrued expenses. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management's judgment is involved in performing goodwill and other intangible assets valuation analyses, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2017, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

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

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company concluded that no valuation allowance was necessary because it is more likely than not that the Company will earn sufficient income before the expiration of its net operating loss carry-forwards to fully realize the value of the recorded deferred tax asset. As of December 31, 2017, the net operating loss carry-forward was approximately $22 million which expires between the years 2019 and 2036. As a result of the 2017 Tax Act, the Company reduced the carrying value of the tax impact of the net operating loss carry-forward to reflect the new highest corporate income tax rate of 21% versus the old rate of 34%. Management made the determination that no valuation allowance was necessary after reviewing the Company’s business plans, relevant known facts to date, recent trends, current performance and analysis of the backlog of franchises sold but not yet open.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2015, 2016 and 2017. The Company’s federal and various state income tax returns for 2014 through 2017 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2015:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per share – basic
Net income	785,778	20,517,846	$0.04
Effect of dilutive securities
Options	-	921,396
Diluted earnings per share
Net income	$785,778	21,439,242	$0.04

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2016:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Loss per share – basic
Net loss	(870,840)	20,781,886	$(0.04)
Effect of dilutive securities
Options	-	32,845
Convertible notes	-	393,442
Diluted loss per share
Net loss	$(870,840)	21,208,173	$(0.04)

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2017:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Loss per share – basic
Net loss	(3,384,927)	20,783,032	$(0.16)
Effect of dilutive securities
Options		222,624
Convertible notes	345,208	4,698,630
Diluted loss per share
Net loss	$(3,039,719)	25,704,286	$(0.16)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report In January 2018, the Company opened its third Craft Pizza & Pub and, in March 2018, the Company signed a lease and began development of the fourth Craft Pizza & Pub. In February 2018, the holder of $100,000 convertible note elected to convert that note to 200,000 shares of common stock in accordance with the terms of the note.

No subsequent event required recognition or disclosure except as discussed above.

Note 2: Accounts Receivable

At December 31, 2016 and 2017, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2016 and 2017 will be collected. The allowance to reduce the receivables to anticipated net realizable value at December 31, 2016 was $1.2 million and at December 31, 2017 was $1.5 million.

In 2015, the Company made an adjustment for valuation of receivables, including the receivables arising from the Heyser case, of $1.2 million. In 2016, the Company made an adjustment for valuation of receivables, including the receivables arising from the Heyser case, of $1.1 million. In 2017, the Company made an adjustment of $440,000 for valuation of receivables.

Note 3: Notes Payable

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

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s and certain of its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations.

In the fourth quarter of 2016, the Company issued 32 Units, for a purchase price of $50,000 per Unit, or $1,600,000 in the aggregate and, in January 2017, the Company issued another 16 Units, or an additional $800,000 in the aggregate. Each $50,000 Unit consists of a convertible, subordinated, unsecured promissory note (a “Note”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock, no par value per share (the “Common Stock”). The Company issued Units to investors including the following related parties: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company ($150,000); and Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company ($200,000).

Interest on the Notes accrues at the annual rate of 10% and is payable quarterly in arrears. Principal of the Notes matures three years after issuance. Each holder of the Notes may convert them at any time into Common Stock of the Company at a conversion price of $0.50 per share (subject to anti-dilution adjustments). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into Common Stock if the daily average weighted trading price of the Common Stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days. The Notes provide for customary events of default. The Notes are unsecured and subordinate to senior debt of the Company. In February 2018, a Note in the amount of $100,000 was converted by its holder into 200,000 shares of Common Stock of the Company.

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

Activity related to the Units during 2017 is as follows:

Gross Proceeds	$800,000
Placement Agent Fees	104,000
Fair Value of Warrants	106,363
Fair Value of Conversion Features	447,586
Fair Value of Placement Agent Warrants	54,650
Net Amount Allocable to Notes	$87,401

At December 31, 2017, the balance of the Notes is comprised of:

Face Value	$2,400,000
Unamortized OID	(1,268,018)
Carrying Value	$1,131,982

Interest expense related to the Notes, including amortization of OID, amounted to $532,485 for the year ended December 31, 2017.

The Company used the net proceeds of the Notes to fund the opening of a Craft Pizza & Pub restaurant and for general corporate purposes.

Total cash and non-cash interest accrued on the Company’s debt in 2017 was $1.5 million and in 2016 was $488,000.

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

The table below provides a summary of the changes in fair value, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2017:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants	Total
Balance December 31, 2016	$68,335	$435,672	$93,387	$48,684	$646,078
Issuance	-	447,586	106,363	54,650	608,599
Change in Fair Value of Derivative Liabilities	126,153	42,303	4,077	2,202	174,735
Balance – December 31, 2017	$194,488	$925,561	$203,827	$105,536	$1,429,412

The fair value of the derivative instruments as of December 31, 2017 were calculated using Monte Carlo models with the following weighted average assumptions:

	Kingsway Warrant	Conversion Feature	Warrants	Placement Agent Warrants
Dividend Yield	0%	0%	0%	0%
Expected Volatility	73%	75%	75%	75%
Risk Free Interest Rate	1.9%	1.9%	1.9%	1.9%
Remaining Contractual Term (Years)	2.5	1.9	1.9	1.9

Note 5: Royalties and Fees

Approximately $163,000, $245,000 and $242,000 are included in 2015, 2016 and 2017, respectively, royalties and fees in the Consolidated Statements of Operations for initial franchise fees. Also included in royalties and fees were approximately $65,000, $54,000 and $44,000 in 2015, 2016 and 2017, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee.

In conjunction with the development of Noble Roman’s Pizza and Tuscano’s Italian Style Subs, the Company has devised its own recipes for many of the ingredients that go into the making of its products (“Proprietary Products”). The Company contracts with various manufacturers to manufacture its Proprietary Products in accordance with the Company’s recipes and formulas and to sell those products to authorized distributors at a contract price which includes an allowance for use of the Company’s recipes. The manufacturing contracts also require the manufacturers to hold those allowances in trust and to remit those allowances to the Company on a periodic basis, usually monthly. The Company recognizes those allowances in revenue as earned based on sales reports from the distributors.

There were 2,768 franchised or licensed outlets in operation on December 31, 2016 and 2,854 on December 31, 2017. During the 12-month period ended December 31, 2017, there were 109 new franchised or licensed outlets opened and 23 franchised or licensed outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them. Therefore, it is unknown of the 2,086 included in the December 31, 2017 count, how many grocery store licenses were actually operating at any given time.

Note 6: Contingent Liabilities for Leased Facilities

The Company is no longer contingently liable on any leased facilities.

The Company has future obligations of $3,915,404 under current operating leases as follows: due in less than one year $458,660, due in one to three years $761,703, due in three to five years $727,952 and due in in more than five years $2,032,762.

Note 7: Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $9.6 million at December 31, 2016 and $5.7 million at December 31, 2017, which expires between the years 2019 and 2036. The net operating loss carry-forward is approximately $22 million to prevent the Company from having to pay income tax on the amount of that operating loss carry-forward, however the carrying value of that deferred tax asset was significantly reduced by 2017 tax reform act which lowered the corporate income tax rate from 34% to 21%. In 2015, 2016 and 2017, the Company used deferred benefits to offset its tax expense of $513,000, $488,000 and $442,000, respectively, and tax benefits from loss on discontinued operations of $22,000 in 2015, $1.0 million in 2016 and $57,000 in 2017, however the Company recorded a tax expense of $4.1 million in 2017 to lower the carrying value of the deferred tax credit as a result of the corporate tax rate being reduced from 34% to 21%, as explained above. As a result of the loss carry-forwards, the Company did not pay any income taxes in 2015, 2016 and 2017. There are no other material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

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

As of December 31, 2017, the Company had issued Notes in the aggregate principal amount of $2.4 million convertible to common stock within three years at the rate of $.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at $1.00 per share. In February 2018, one of the holders of the convertibles Notes converted their note for $100,000 into 200,000 shares of Noble Roman's common stock.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2017, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
46,500	$.58
155,000.58
1,400,000.58
31,000.58
143,667.58
227,500	1.00
257,500	1.00
317,500	1.00
312,500.53
35,000.50
408,000.51

As of December 31, 2017, options for 2,491,160 shares were exercisable.

The Company adopted the modified prospective method to account for stock option grants, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures which is based on historical employee attrition.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2015, 2016 and 2017:

Expected volatility20%
Expected dividend yield None
Expected term (in years) 3
Risk-free interest rate 1.4% to 2.38%

The following table sets forth the number of options outstanding as of December 31, 2014, 2015, 2016 and 2017 and the number of options granted, exercised or forfeited during the years ended December 31, 2015, 2016 and 2017:

Balance of employee stock options outstanding as of 12/31/14	3,435,000
Stock options granted during the year ended 12/31/15	410,000
Stock options exercised during the year ended 12/31/15	(877,333)
Stock options forfeited during the year ended 12/31/15	(310,000)
Balance of employee stock options outstanding as of 12/31/15	2,657,667
Stock options granted during the year ended 12/31/16	395,000
Stock options exercised during the year ended 12/31/16	(20,000)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee stock options outstanding as of 12/31/16	2,957,667
Stock options granted during the year ended 12/31/17	410,500
Stock options exercised during the year ended 12/31/17	0
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee stock options outstanding as of 12/31/17	3,334,167

The following table sets forth the number of non-vested options outstanding as of December 31, 2014, 2015, 2016 and 2017, and the number of stock options granted, vested and forfeited during the years ended December 31, 2015, 2016 and 2017.

Balance of employee non-vested stock options outstanding as of 12/31/14	1,031,500
Stock options granted during the year ended 12/31/15	410,000
Stock options vested during the year ended 12/31/15	(380,999)
Stock options forfeited during the year ended 12/31/15	(330,000)
Balance of employee non-vested stock options outstanding as of 12/31/15	730,501
Stock options granted during the year ended 12/31/16	395,000
Stock options vested during the year ended 12/31/16	(258,833)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/16	791,668
Stock options granted during the year ended 12/31/17	410,500
Stock options vested during the year ended 12/31/17	(418,333)
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee non-vested stock options outstanding as of 12/31/17	749,835

During 2017, employee stock options were granted for 410,500 shares, and options for 34,000 shares were forfeited. At December 31, 2017, the weighted average grant date fair value of non-vested options was $.63 per share and the weighted average grant date fair value of vested options was $.66 per share. The weighted average grant date fair value of employee stock options granted during 2015 was $1.00, during 2016 was $.53 and during 2017 was $.51. Total compensation cost recognized for share-based payment arrangements was $26,962 with a tax benefit of $10,369 in 2015, $14,295 with a tax benefit of $5,497 in 2016 and $14,704 with a tax benefit of $5,808 in 2017. As of December 31, 2017, total unamortized compensation cost related to options was $28,757, which will be recognized as compensation cost over the next three to 26 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 9: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets except:

In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disrgarded when assessing whether the instrument is indexed to an entity's own stock.

On February 25, 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

In May 2014, the FASB issued ASU 2014-09 regarding Revenue From Contract With Customers. The new standard became effective in January 2018. The Company is currently evaluating the impact of this Accounting Standards Update.

Note 10: Loss from Discontinued Operations

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

The Company report a net loss on discontinued operations of $1.7 million in 2016. During the quarter ended September 30, 2016, the Company made the decision to discontinue the stand-alone take-n-bake concept and devote its efforts to its next generation stand-alone prototype, Noble Roman’s Craft Pizza & Pub. As a result of that decision, the Company charged off all assets related to those discontinued operations, including $505,000 after-tax benefit invested in three franchised locations, partially owned by certain officers of the Company which were not involved in the management of the operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter to discontinue that concept. In addition, $1.07 million of the after-tax benefit reflected the charge-off of various receivables due from unrelated former franchisees of the stand-alone take-n-bake concept. In addition, $48,000 of the after-tax benefit reflected the charge-off of various other expenses related to the discontinuation of the stand-alone take-n-bake concept. This resulted in the net loss after-tax benefit resulting from the discontinuation of the stand-alone take-n-bake concept in the aggregate amount of $1.7 million. The loss on discontinued operations also included a loss of $39,000, after the tax benefit, for settlement of rent on a former location that was part of the discontinued operations in 2008.

The Company reported a net loss on discontinued operations of $93,000 in 2017. This consisted primarily of rent and other costs related to a location that was part of the discontinued operations of 2008. There may be a continuing expense on this location through October 2018 for rent and any other costs associated with that property.

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

In December 2015, the Company borrowed $100,000 from Paul W. Mobley and $75,000 from A. Scott Mobley, two officers of the Company, which were evidenced by promissory notes that were originally to mature in January 2017. In January 2016, $25,000 of the previous borrowing from A. Scott Mobley was repaid. In February 2016, A. Scott Mobley loaned the Company another $10,000, evidenced by a promissory note. In April 2016, the Company borrowed an additional $150,000 from Paul W. Mobley, evidenced by a promissory note. Proceeds were used for working capital. In conjunction with the loan from Super G, as described below, Paul W. Mobley subordinated his $250,000 note and A. Scott Mobley subordinated his $60,000 note to the Super G loan and agreed to extend the maturity of those notes to June 10, 2018. Interest on the notes were payable at the rate of 10% per annum paid quarterly in arrears and the loans are unsecured. In January 2017, the Company borrowed $600,000 from Paul W. Mobley at an interest rate of 7% per annum payable quarterly in arrears. The loan was to mature in March 2018. These loans were all repaid in conjunction with the refinancing of the Company's debt in September 2017.

Of the 48 units sold in the private placement which began in October 2016, three units were purchased by Paul W. Mobley, Executive Chairman, and four units were purchased by Marcel Herbst, Director. Each unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all done on the same terms and conditions as all of the independent investors who purchased the other 41 units.

The Company executed a franchise agreement for three stand-alone take-n-bake retail outlets during 2012 in which the franchisee was partially owned by certain officers of the Company, however, these individuals were not involved in the management of the franchisee’s operations, which had been used primarily to support research and development by the Company in those three franchised locations. The Company was supporting that franchise because it was using those franchised locations for testing and development in an attempt to improve the stand-alone take-n-bake concept for future franchising before the Company made the decision in the third quarter of 2016 to discontinue that concept, resulting in a loss after-tax benefit related to that entity of $505,000. The Company has no exposure to loss related to this entity in the future. Neither the Company, nor any officers of the Company, have guaranteed any obligations of the franchisee. While the franchisee was determined to be a variable interest entity, as defined by accounting principles generally accepted in the United States, management determined that the Company had a significant variable interest but did not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance. Therefore, the Company was not the primary beneficiary of the franchisee, and as such, was not required to present consolidated financial statements with the franchisee.

Note 13: Unaudited Quarterly Financial Information

	Quarter Ended
2017	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$2,646	$2,513	$2,466	$2,213
Operating income	794	761	739	649
Valuation allowance for receivables - including Heyser case	(90)	(350)	-	-
Change in fair value of derivatives	458	(930)	315	(18)
Net income (loss) before income taxes from continuing operations	909	(1,120)	755	311
Net income (loss) from continuing operations	(3,017)	(1,047)	581	193
Loss from discontinued operations	36	(129)	-	-
Net income (loss)	(2,981)	(1,177)	581	193
Net income (loss) from continuing operations per common share
Basic	(.14)	(.05)	.03	.01
Diluted (1)	(.14)	(.05)	.02	.01
Net income (loss) per common share
Basic	(.14)	(.06)	.03	.01
Diluted (1)	(.14)	(.06)	.02	.01

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

	Quarter Ended
2016	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$2,095	$2,022	$1,940	$1,779
Operating income	679	856	881	662
Loss on restaurant discontinued	-	-	-	37
Valuation allowance for receivables - including Heyser case	(353)	-	(751)	-
Change in fair value of derivatives	(44)	-	-	-
Net income (loss) before income taxes from continuing operations	(42)	702	47	570
Net income (loss) from continuing operations	(26)	434	31	350
Loss from discontinued operations	(234)	(1,426)	-	-
Net income (loss)	(260)	(993)	31	350
Net income from continuing operations per common share
Basic	.00	.02	.00	.02
Diluted	.00	.02	.00	.02
Net income (loss) per common share
Basic	(.01)	(.05)	.00	.02
Diluted	(.01)	(.05)	.00	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC.
Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

/s/ Somerset CPA's, P.C.

Indianapolis, Indiana
March 29, 2018

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this item is included under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2018 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated By-Laws of the Registrant, as currently in effect, filed as an exhibit to the Registrant’s Form 8-K filed December 24, 2009, is incorporated herein by reference.
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

3.7
Articles of Amendment of the Articles of Incorporation of the Registrant effective February 7, 2017, filed as Exhibit 3.7 to the Registrant's Registration on Form S-1 (SEC File No.332-217442) filed April 25, 2017, is incorporated herein by reference.

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

10.3
Loan Agreement dated as of September 13, 2017 by and between Noble Roman's, Inc. and First Financial, filed as Exhibit 10.1 to the Registrant's Form 8-K filed September 19, 2017, is incorporated herein by reference.

10.4	Term note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.4 to the Registrant's Form 10-Q filed November 14, 2017, is incorporated herein by reference.
10.5	Development line note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.5 to the Registrant's Form 10-Q filed November 14, 2017, is incorporated herein by reference.
10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 9, 2015, is incorporated herein by reference.
10.7	Form of 10% Convertible Subordinated Unsecured note filed as Exhibit 10.16 to the Registrant's Form 10-K filed on March 27, 2017, is incorporated herein by reference.
10.8
Form of Redeemable Common Stock Purchase Class A Warrant filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.9
Registration Rights Agreement dated October 13, 2016 by and between the Registrant and the investors signatory thereto, filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.10
First Amendment to the Registration Rights Agreement dated February 13, 2017 by and between the Registrant and the investors signatory thereto, filed as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

21.1	Subsidiaries of the Registrant filed in the Registrant's Registration Statement on Form SB-2 (SEC File No 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)
31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. Certification under Section 1350
32.2	C.F.O. Certification under Section 1350
101	Interactive Financial Data

* Management contract for compensation plan..

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: March 29, 2018	By:	/s/ A. Scott Mobley
A. Scott Mobley, President and Chief Executive Officer

Date: March 29, 2018	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2018	By:	/s/ Paul W. Mobley
Paul W. Mobley,
Executive Chairman of the Board,
Chief Financial Officer and Director

Date: March 29, 2018	By:	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: March 29, 2018	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 29, 2018	By:	/s/ Marcel Herbst
Marcel Herbst
Director