Form 10-Q
period 2018-03-31
NOBLE ROMANS INC
filed 2018-05-15
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were 21,183,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018 (unaudited)	Page 3

Condensed consolidated statements of operations for the three months ended March 31, 2017 and 2018 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2018 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2018 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2017	March 31, 2018
Current assets:
Cash	$461,068	$200,194
Accounts receivable - net	1,796,757	1,802,824
Inventories	779,989	793,164
Prepaid expenses	680,326	687,575
Total current assets	3,718,140	3,483,757

Property and equipment:
Equipment	2,533,848	2,804,169
Leasehold improvements	541,197	873,323
Construction and equipment in progress	558,602	359,002
	3,673,647	4,036,494
Less accumulated depreciation and amortization	1,372,821	1,407,281
Net property and equipment	2,300,826	2,629,213
Deferred tax asset	5,735,504	5,598,912
Deferred contract cost	-	592,160
Goodwill	278,466	278,466
Other assets including long-term portion of receivables - net	6,851,697	6,816,942
Total assets	$18,884,633	$19,399,450

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	754,173	793,452
Accounts payable and accrued expenses	674,600	539,675
Total current liabilities	1,428,773	1,333,127

Long-term obligations:
Term loans payable to bank (net of current portion)	4,246,375	4,048,915
Convertible notes payable	1,131,982	2,131,750
Deferred contract income	-	592,160
Derivative warrant liability	503,851	-
Derivative conversion liability	925,561	-
Total long-term liabilities	6,807,769	6,772,825

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2017 and 20,983,032 as of March 31, 2018)	24,322,885	24,726,636
Accumulated deficit	(13,674,794)	(13,433,138)
Total stockholders' equity	10,648,091	11,293,498
Total liabilities and stockholders’ equity	$18,884,633	$19,399,450

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2018
Revenue:
Royalties and fees	$1,612,920	$1,541,879
Administrative fees and other	12,069	14,245
Restaurant revenue – Craft Pizza & Pub	306,311	1,108,423
Restaurant revenue – non-traditional	281,318	288,116
Total revenue	2,212,618	2,952,663

Operating expenses:
Salaries and wages	239,707	267,968
Trade show expense	121,656	120,772
Travel expense	60,295	21,939
Other operating expenses	198,690	238,417
Restaurant expenses - Craft Pizza & Pub	213,146	865,499
Restaurant expenses – non-traditional	273,373	283,856
Depreciation and amortization	51,893	72,503
General and administrative	404,472	382,280
Total expenses	1,563,232	2,253,234
Operating income	649,386	699,429

Interest	320,994	160,288
Change in fair value of derivatives	17,627	-
Income before income taxes	310,765	539,141

Income tax expense	118,222	136,592
Net income	$192,543	$402,549

Earnings per share – basic:
Net income	$.01	$.02
Weighted average number of common shares outstanding	20,783,032	20,869,689

Diluted earnings per share:
Net income	$.01	$.02
Weighted average number of common shares outstanding	25,419,967	26,389,740

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

Remove derivatives in accordance with ASU 2017-11		303,751	(160,893)	142,858

Net income for three months ended March 31, 2018			402,549	402,549

Conversion of convertible note to common stock	200,000	100,000	-	100,000

Balance at March 31, 2018	20,983,032	$24,726,636	$(13,433,138)	$11,293,498

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2018
OPERATING ACTIVITIES
Net income	$192,543	$402,549
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	124,880	106,781
Deferred income taxes	118,222	136,592
Change in fair value of derivatives	17,627	-
Other non-cash expense	24,526	-
Changes in operating assets and liabilities:
( Increase) decrease in:
Accounts receivable	(196,605)	(6,067)
Inventories	(92,452)	(13,173)
Prepaid expenses	(72,285)	(7,249)
Other assets	(111,295)	34,755
Decrease in:
Accounts payable and accrued expenses	(68,417)	(119,926)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(63,256)	534,262

INVESTING ACTIVITIES
Purchase of property and equipment	(213,555)	(605,705)
NET CASH USED IN INVESTING ACTIVITIES	(213,555)	(605,705)

FINANCING ACTIVITIES
Payment of principal on bank term loan	(163,931)	(160,714)
Payment of additional closing cost	-	(13,717)
Payment of principal on Super G loan	(176,775)	-
Payment of Kingsway America loan	(600,000)	-
Net proceeds from (repayment of) officer notes	424,166	-
Net proceeds from issuance of convertible notes	674,832	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	158,292	(174,431)
DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(72,308)	(15,000)

Decrease in cash	(190,827)	(260,874)
Cash at beginning of period	477,928	461,068
Cash at end of period	$287,101	$200,194

Supplemental schedule of investing and financing activities
Cash paid for interest	$197,138	$136,420

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Note 2 – Royalties and fees included $55,500 and $60,500 for the three-month periods ended March 31, 2017 and 2018, respectively, of amortized initial franchise fees. Royalties and fees included $8,382 and $18,561 for the three-month periods ended March 31, 2017 and 2018, respectively, of equipment commissions. Royalties and fees, less initial amortized franchise fees and equipment commissions were $1,549,038 and $1,462,818 for the three-month periods ended March 31, 2017 and 2018, respectively. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability for the franchisee.

In accordance with ASU 2014-09, the Company adopted revenue and expense recognition as described in ASU 2014-09 effective January 2018. Initial franchise fees and related contract costs are deferred and amortized on a straight-line basis over the term of the franchise agreement, generally five to 10 years.

The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and costs both approximated $592,000 on December 31, 2017.

At December 31, 2017 and March 31, 2018, the Company reported net accounts receivable from franchisees of $7.6 million at both dates which were both net of allowances of $1.5 million.

There were 2,854 franchises/licenses in operation on December 31, 2017 and 2,871 franchises/licenses in operation on March 31, 2018. During the three-month period ended March 31, 2018, there were 19 new outlets opened and two outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,098 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2017:

	Three Months Ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$192,543	20,783,032	$.01

Effect of dilutive securities
Options and warrants	-	248,046	-
Convertible notes	-	4,388,889	-

Diluted earnings per share
Net income per share with assumed conversions	$192,543	25,419,967	$.01

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2018:

	Three Months Ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$402,549	20,869,689	$.02

Effect of dilutive securities
Options and warrants	-	920,051
Convertible notes	65,168	4,600,000	____

Diluted earnings per share
Net income per share with assumed conversions	$467,717	26,389,740	$.02

Note 4 – In 2016 and 2017, the Company conducted a private placement (the "Offering") of convertible notes ("Notes") and warrants ("Warrants") in the amount of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company's common stock. The accounting treatment of derivative financial instruments formerly required that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassessed the classification of its derivative instruments at each balance sheet date. If the classification changed as a result of events during the period, the contract was reclassified as of the date of the event that caused the reclassification.

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity's own stock. As a result of this change in the quarter ended March 31, 2018, the Company removed all of the derivative accounting from its financial statements resulting in a gain of $142,858 recognized as a cumulative adjustment to retained earnings on January 1, 2018.

Placement agent fees and other origination cost of the Notes are deducted from the carrying value of the Notes, as original issue discount (“OID”). The OID is amortized over the term of the Notes.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report except: 1) on April 13, 2018 a holder of a $100,000 Note converted that Note into 200,000 share of the Company's common stock in accordance with its term, 2) the Company signed a 10 year lease for a fourth Company operated Craft Pizza & Pub location in Carmel, Indiana which is expected to open in late May 2018 and extended the lease on the corporate office from March 31, 2018 until June 30, 2018 while looking for a new corporate office space.

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

For more rapid growth in future revenue, in 2017 the Company began adding Company-owned Craft Pizza & Pub locations to its business and also intends to add franchised Craft Pizza & Pub locations primarily to multi-unit operators. The Craft Pizza & Pub added significant revenue and is expected to add much more in future years. The Company opened two Craft Pizza & Pub locations in 2017, a third location in January 2018 and has a fourth under development with plans to open it in late May 2018. Since 1997, the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising/licensing non-traditional locations, even though it added focus on Craft Pizza & Pub.

Pizzaco, Inc. currently owns and operates two Company-owned non-traditional locations, RH Roanoke, Inc. operates a Company-owned location and Noble Roman’s, Inc. owns and operates three Craft Pizza & Pub locations with a fourth under development and scheduled to open in late May 2018. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising of that concept.

References in this report to the “Company” are to Noble Roman’s, Inc. and its three wholly-owned subsidiaries, Pizzaco, Inc., N.R. Realty, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time two additional Craft Pizza & Pubs have been opened as Company-owned restaurants with a fourth location under development. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The pizza offerings feature Noble Roman’s traditional hand-crafted thinner crust as well as its signature deep-dish Sicilian crust. After extensive research and development, the system has been designed to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pies and 5.75 minutes for Sicilian pies. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original creations like "Swims With The Fishes" and "Pizza Marguerita". The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. In addition, the menu includes baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize overhead and other costs. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising primarily to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations, especially convenience stores and entertainment centers and licensing to grocery stores.

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

The franchise fees are paid upon signing the franchise agreement and, when paid, are non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises and for the lost and/or deferred opportunities to grant such franchises to any other party.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month periods ended March 31, 2017 and 2018, respectively.

	Three Months Ended March 31,
	2017	2018
Royalties and fees	72.9%	52.2%
Administrative fees and other	.6	.5
Restaurant revenue – Craft Pizza & Pub	13.8	37.5
Restaurant revenue – non-traditional	12.7	9.8
Total revenue	100.0%	100.0%
Operating expenses:
Salaries and wages	10.8	9.1
Trade show expense	5.5	4.1
Travel expense	2.7	.7
Other operating expense	9.0	8.1
Restaurant expenses – Craft Pizza & Pub	9.6	29.3
Restaurant expenses – non-traditional	12.4	9.6
Depreciation and amortization	2.4	2.5
General and administrative	18.3	12.9
Total expenses	70.7	76.3
Operating income	29.3	23.7
Interest	14.5	5.4
Change in fair value of derivatives	.8	-
Income before income taxes	14.0	18.3
Income tax	5.3	4.6
Net income	8.7%	13.7%

Results of Operations

Total revenue increased from $2.2 million to $3.0 million for the three-month period ended March 31, 2018 compared to the comparable period in 2017. One-time fees, franchisee fees and equipment commissions (“upfront fees”) increased from $64,000 to $79,000 in the three-month period ended March 31, 2018 compared to the comparable period in 2017. Royalties and fees less upfront fees remained the same at $1.5 million for the three-month period ended March 31, 2018 compared to the comparable period in 2017. The breakdown of royalties and fees, less upfront fees, for the three-month periods ended March 31, 2018 and 2017, respectively, were as follows: royalties and fees from non-traditional franchises other than grocery stores were $1.0 million and $1.0 million; fees from the grocery store take-n-bake locations were $404,000 and $462,000; royalties and fees from traditional locations were $55,000 and $57,000; and royalties and fees from stand-alone take-n-bake locations were $0 and $17,000, reflecting the discontinuation of that venue.

Restaurant revenue – Craft Pizza & Pub was $1.1 million in the three-month period ended March 31, 2018 compared to $306,000 for the comparable period in 2017. This increase reflected the growth in Craft Pizza & Pub locations. The first unit opened on January 31, 2017, the second unit on November 17, 2017 and a third unit on January 18, 2018.

Restaurant revenue – Company-operated non-traditional increased from $281,000 to $288,000 for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The reason for the increase was same store sales increases.

Salaries and wages decreased from 10.8% of total revenue to 9.1% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Salaries and wages increased from $240,000 to $268,000. The percentage decrease was the result of increased revenues and the increase in salaries and wages was primarily the result of adding two sales people to support planned growth in franchise sales, which increase was partially offset by other reductions in salaries and wages.

Trade show expenses decreased from 5.5% of total revenue to 4.1% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Trade show expense decreased from $122,000 to $121,000.

Travel expenses decreased from 2.7% of total revenue to 0.7% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Travel expense decreased from $60,000 to $22,000 as a result of openings, occurring closer to the home office, which reduced travel expenses related to opening supervision and training.

Other operating expenses decreased from 9.0% of total revenue to 8.1% of total revenue, for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Operating expenses increased from $199,000 to $238,000.

Restaurant expenses – Craft Pizza & Pub were $865,000 in the three-month period ended March 31, 2018 compared to $213,000 for the comparable period in 2017. This increase reflected the growth in Craft Pizza & Pub locations. The first unit opened on January 31, 2017, the second unit on November 17, 2017 and a third unit on January 18, 2018.

Restaurant expenses – Company operated non-traditional decreased from 12.4% of total revenue to 9.6% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The reason for the decrease was the increase in total revenue partially offset by a $10,000 increase in expenses primarily due to increased sales.

General and administrative expenses decreased from 18.3% of total revenue to 12.9% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. General and administrative expenses decreased from $404,000 to $382,000. The percentage decrease was largely a result of the revenue increase and the decrease in expenses was a result of tightly controlling general and administrative expenses.

Total expenses increased from 70.7% of total revenue to 76.3% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Total expenses increased from $1.6 million to $2.3 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This increase in expenses was primarily the result of adding additional Craft Pizza & Pub locations.

Operating income decreased from 29.3% of total revenue to 23.7% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Operating income increased from $649,000 to $699,000 for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Operating income decreased as a percentage of total revenue as a result of adding Craft Pizza & Pub locations which increased the gross profit but at a lesser margin than other operations that generate primarily fee income.

Interest expense decreased from 14.5% of total revenue to 5.4% of total revenue for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Interest expense decreased from $321,000 to $160,000. The primary reason for the decrease was the refinancing of debt in September 2017, as a result of which the Company repaid very expensive debt and replaced it with bank financing (with the interest rate at LIBOR plus 4.25%). Cash interest during the three-month period ended March 31, 2018 was $136,000.

In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down-round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down-round feature is disregarded when assessing whether the instrument is indexed to an entity's own stock. As a result of this change in the quarter ended March 31, 2018, the Company removed all of the derivative accounting from its financial statements resulting in a non-cash gain of $142,858, recognized as a cumulative adjustment to retained earnings on January 1, 2018 compared to a non-cash loss of $18,000 during the comparable period in 2017.

Net income increased from $193,000 to $403,000 for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This increase was primarily the result of the increased revenue from the new Craft Pizza & Pub locations and a decrease in interest cost partially offset by an increase in salaries and wages to create more capacity for franchise sales.

Liquidity and Capital Resources

The Company’s strategy in past years has been to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza. This strategy was intended to not require significant increase in expenses. The focus on franchising/licensing non-traditional locations will continue to be the a primary element of the Company’s strategy but, in addition, over the past two years the Company has been developing a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened its first Craft Pizza & Pub on January 31, 2017, the second on November 17, 2017, a third on January 18, 2018. A fourth location is under development with plans to open in late May 2018. The Company may open up to two additional Company-owned Craft Pizza & Pub locations, and has commenced efforts to franchise Craft Pizza & Pub locations in certain areas, as well.

The Company is operating three non-traditional locations and does not intend to operate any additional non-traditional locations.

The Company’s current ratio was 2.6-to-1 as of March 31, 2018 compared to 2.6-to-1 as of December 31, 2017.

In January 2017, the Company completed the Offering in the amount of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock. The Company used the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurant and for general corporate purposes. In February 2018, one of those Notes in the principal amount of $100,000 was converted into 200,000 shares of Noble Roman's common stock and in April 2018, another Note in the principal amount of $100,000 was converted into 200,000 shares of Noble Roman's common stock.

On September 13, 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) by the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Agreement mature on September 13, 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC, and certain officers of the Company, to pay certain expenses related to the Credit Facility and for general corporate purposes.

The Company has drawn the Development Line of Credit to build out three new locations of Noble Roman’s Craft Pizza & Pub. As of March 31, 2018, the Company had drawn $1.1 million of the Development Line of Credit used in the development of the Craft Pizza & Pubs that opened in November 2017 and January 2018 and the remaining $500,000 in April and May 2018. Repayment of the Development Line of Credit begins four months following the final draw for each location in monthly installments on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%, with the balance due in September 2022.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations. The Company was in compliance with the covenants as of March 31, 2018.

The refinancing, as described above, substantially lowered the Company's debt service requirement and cash interest expense. The Company will need to refinance the subordinated debt in the principal amount of $2.2 million at its maturity at the end of 2019 if it is still outstanding.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating the open Craft Pizza & Pub locations, the plans to open another Craft Pizza & Pub location in May 2018, plus launching an aggressive franchising program for Noble Roman’s Craft Pizza & Pub restaurants.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to: competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2018, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.8 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $50,000 over the succeeding 12-month period.

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

None

..

ITEM 6. Exhibits

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

10.3
Loan Agreement dated as of September 13, 2017 by and between the Registrant and First Financial, filed as Exhibit 10.1 to the Registrant's Form 8-K filed September 19, 2017, is incorporated herein by reference.

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

10.9
Registration Rights Agreement dated October 13, 2016, by and among the Registrant and the investors signatory thereto, filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.10
First Amendment to the Registration Rights Agreement dated February 13, 2017, by and among the Registrant and the investors signatory thereto, filed as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

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

NOBLE ROMAN'S, INC.

Date: May 15, 2018	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)