Form 10-Q
period 2018-06-30
NOBLE ROMANS INC
filed 2018-08-14
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 10, 2018, there were 21,283,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2017 and June 30, 2018 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2018 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the six-month period ended June 30, 2018 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2018 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2017	June 30, 2018
Current assets:
Cash	$461,068	$144,665
Accounts receivable - net	1,796,757	1,861,328
Inventories	779,989	830,116
Prepaid expenses	680,326	780,546
Total current assets	3,718,140	3,616,655

Property and equipment:
Equipment	2,533,848	3,008,654
Leasehold improvements	581,197	1,243,460
Construction and equipment in progress	558,602	399,965
	3,673,647	4,652,079
Less accumulated depreciation and amortization	1,372,821	1,466,880
Net property and equipment	2,300,826	3,185,199
Deferred tax asset	5,735,504	5,461,383
Deferred contract cost	-	592,160
Goodwill	278,466	278,466
Other assets including long-term portion of receivables - net	6,851,697	6,918,056
Total assets	$18,884,633	$20,051,919

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	754,173	871,428
Accounts payable and accrued expenses	674,600	478,068
Total current liabilities	1,428,773	1,349,496

Long-term obligations:
Term loans payable to bank (net of current portion)	4,246,375	4,287,785
Convertible notes payable	1,131,982	2,002,675
Deferred contract income	-	592,160
Derivative warrant liability	503,851	-
Derivative conversion liability	925,561	-
Total long-term liabilities	6,807,769	6,882,620

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2017 and 21,183,032 issued and outstanding as of June 30, 2018)	24,322,885	24,537,043
Accumulated deficit	(13,674,794)	(12,717,240)
Total stockholders' equity	10,648,091	11,819,803
Total liabilities and stockholders’ equity	$18,884,633	$20,051,919

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenue:
Royalties and fees	$1,715,674	$1,633,352	$3,328,594	$3,175,231
Administrative fees and other	11,871	6,384	23,941	20,629
Restaurant revenue – Craft Pizza & Pub	459,907	1,245,943	766,217	2,354,366
Restaurant revenue – non-traditional	279,034	291,526	560,352	579,642
Total revenue	2,466,486	3,177,205	4,679,104	6,129,868

Operating expenses:
Salaries and wages	242,187	260,848	481,894	528,816
Trade show expense	123,456	123,766	245,112	244,539
Travel expense	48,134	30,631	108,428	52,570
Other operating expenses	229,044	269,897	427,734	508,313
Restaurant expenses - Craft Pizza & Pub	341,971	963,893	555,117	1,829,391
Restaurant expenses – non-traditional	275,023	288,831	548,396	572,687
Depreciation and amortization	59,870	100,253	111,763	172,756
General and administrative	407,615	436,044	812,087	818,325
Total expenses	1,727,300	2,474,163	3,290,531	4,727,397
Operating income	739,186	703,042	1,388,573	1,402,472

Interest	298,759	153,365	619,753	313,653
Change in fair value of derivatives	(314,900)	-	(297,273)	-
Income before income taxes	755,327	549,677	1,066,093	1,089,818

Income tax expense	174,255	137,529	292,477	274,121
Net income	$581,072	$412,148	$773,616	$814,697

Earnings per share – basic:
Net income	$.03	$.02	$.04	$.04
Weighted average number of common shares outstanding	20,783,032	21,156,658	20,783,032	21,013,971

Diluted earnings per share:
Net income	$.02	$.02	$.03	$.03
Weighted average number of common shares outstanding	25,774,314	26,377,773	25,569,895	26,377,773

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

Remove derivatives in accordance with ASU 2017-11			142,857	142,857

Net income for six months ended June 30, 2018			814,697	814,697

Amortization of value of employee stock options		14,158		14,158

Conversion of convertible note to common stock	400,000	200,000	-	200,000

Balance at June 30, 2018	21,183,032	$24,537,043	$(12,717,240)	$11,819,803

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2017	2018
Net income	$773,616	$814,697
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	262,540	234,817
Deferred income taxes	292,477	274,121
Change in fair value of derivatives	(297,273)	-
Other non-cash expense	24,526	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(362,509)	(64,571)
Inventories	10,185	(50,127)
Prepaid expenses	(93,013)	(100,220)
Other assets	(580,190)	(66,359)
Increase (decrease) in:
Accounts payable and accrued expenses	152,396	(166,532)
NET CASH PROVIDED BY OPERATING ACTIVITIES	182,755	875,826

INVESTING ACTIVITIES
Purchase of property and equipment	(209,194)	(1,288,393)
NET CASH USED IN INVESTING ACTIVITIES	(209,194)	(1,288,393)

FINANCING ACTIVITIES
Payment of principal on bank loans	(327,863)	(360,119)
Proceeds from development loan	-	500,000
Payment of additional closing cost	-	(13,717)
Payment of principal on Super G loan	(415,670)	-
Payment of Kingsway America loan	(600,000)	-
Net proceeds from officer notes	600,000	-
Net proceeds from issuance of convertible notes	652,746	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(90,787)	126,164
DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(137,510)	(30,000)

Decrease in cash	(254,736)	(316,403)
Cash at beginning of period	477,928	461,068
Cash at end of period	$223,192	$144,665

Supplemental schedule of investing and financing activities
Cash paid for interest	$416,254	$223,504

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Note 2 – Royalties and fees include initial franchise fees of $66,000 and $122,000 for the three-month and six-month periods ended June 30, 2017, and $50,000 and $120,000 for the three-month and six-month periods ended June 30, 2018, respectively. Royalties and fees included equipment commissions of $10,000 and $18,000 for the three-month and six-month periods ended June 30, 2017, and $16,000 and $40,000 for the three-month and six-month periods ended June 30, 2018, respectively. Royalties and fees, less initial franchise fees and equipment commissions, were $1.6 million and $3.2 million for the respective three-month and six-month periods ended June 30, 2017, and $1.6 million and $3.0 million for the respective three-month and six-month periods ended June 30, 2018. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

In accordance with Accounting Standards Update ("ASU") 2014-09, the Company adopted revenue and expense recognition as described in ASU 2014-09 effective January 2018. Initial franchise fees and related contract costs are deferred and amortized on a straight-line basis over the term of the franchise agreement, generally five to 10 years.

The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and costs both approximated $592,000 on June 30, 2018.

At December 31, 2017 and June 30, 2018, the Company reported net accounts receivable from franchisees of $7.8 million at both dates which were both net of allowances of $1.5 million.

There were 2,854 franchises/licenses in operation on December 31, 2017 and 2,883 franchises/licenses in operation on June 30, 2018. During the six-month period ended June 30, 2018, there were 37 new outlets opened and eight outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,102 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017:

	Three Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$581,072	20,783,032	$.03
Effect of dilutive securities
Options and warrants	-	191,282
Convertible notes	37,174	4,800,000	___
Diluted earnings per share
Net income	$618,246	25,774,314	$.02

	Six Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$773,616	20,783,032	$.04
Effect of dilutive securities
Options and warrants	-	191,282
Convertible notes	71,303	4,595,580	___
Diluted earnings per share
Net income	$844,919	25,569,895	$.03

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018:

	Three Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$412,148	21,156,658	$.02
Effect of dilutive securities
Options and warrants		794,740
Convertible notes	55,000	4,426,374	___
Diluted earnings per share
Net income	$467,148	26,377,772	$.02

	Six Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$814,697	21,013,972	$.04
Effect of dilutive securities
Options and warrants		794,740
Convertible notes	112,500	4,569,061	___
Diluted earnings per share
Net income	$927,197	26,377,773	$.04

Note 4 – In 2016 and 2017, the Company conducted a private placement (the "Offering") of convertible notes ("Notes") and warrants ("Warrants") in which it issued $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company's common stock at an exercise price of $1.00 per share subject to adjustment. The accounting treatment of derivative financial instruments formerly required that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassessed the classification of its derivative instruments at each balance sheet date. If the classification changed as a result of events during the period, the contract was reclassified as of the date of the event that caused the reclassification.

In July 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changed the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity's own stock. As a result of this change in the quarter ended March 31, 2018, the Company removed all of the derivative accounting from its financial statements resulting in a gain of $142,857 recognized as a cumulative adjustment to retained earnings on January 1, 2018.

Placement agent fees and other origination cost of the Notes are deducted from the carrying value of the Notes, as original issue discount (“OID”). The OID is amortized over the term of the Notes.

Note 5 - The Company has future obligations of $7,149,535 under current operating leases as follows: due in less than one year $598,693, due in one to three years $1,299,460, due in three to five years $1,329,168 and due in more than five years $3,922,215.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report except: extended the lease on the corporate office from June 30, 2018 until December 1, 2018 and entered into a new lease for the corporate office commencing December 1, 2018 until April 30, 2029. In August 2018, a Note in the principal amount of $50,000 was converted to 100,000 shares of the Company's common stock.

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

For more rapid growth in future revenue, in 2017 the Company began adding Company-owned Craft Pizza & Pub locations to its business and also intends to add franchised Craft Pizza & Pub locations with qualified multi-unit operators. Craft Pizza & Pub has already added significant revenue and management anticipates that revenue growth will continue to increase substantially over time. The Company opened two Craft Pizza & Pub locations in 2017, a third location in January 2018 and a fourth location in late May 2018. Since 1997, the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising/licensing non-traditional locations, now with the added revenue potential of Craft Pizza & Pub.

Pizzaco, Inc. currently owns and operates two Company-owned non-traditional locations, RH Roanoke, Inc. operates a Company-owned location and Noble Roman’s, Inc. owns and operates four Craft Pizza & Pub locations. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept.

References in this report to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time three additional Craft Pizza & Pubs have been opened as Company-owned restaurants. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The pizza offerings feature Noble Roman’s traditional hand-crafted thinner crust as well as its signature deep-dish Sicilian crust. After extensive research and development, the system has been designed to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pies and 5.75 minutes for Sicilian pies. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original creations like "Swims with the Fishes" and "Pizza Margherita". The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. In addition, the menu includes baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce.

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dusting & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of toppings and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s self-serve root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are a large number of giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s earlier days.

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
●
Fresh packed, uncondensed and never pre-cooked sauce made with secret spices and vine-ripened tomatoes in all venues.
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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize overhead and other costs. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising with qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations, especially convenience stores and entertainment centers.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2018, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Royalties and fees	69.6%	51.4%	71.1%	51.8%
Administrative fees and other	.5	.2	.5	.3
Restaurant revenue – Craft Pizza & Pub	18.6	39.2	16.4	38.4
Restaurant revenue – non-traditional	11.3	9.2	12.0	9.5
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and wages	9.8	8.2	10.3	8.6
Trade show expense	5.0	3.9	5.2	4.0
Travel expense	2.0	1.0	2.3	.9
Other operating expense	9.3	8.5	9.1	8.3
Restaurant expenses – Craft Pizza & Pub	13.9	30.3	11.9	29.8
Restaurant expenses – non-traditional	11.2	9.1	11.7	9.3
Depreciation and amortization	2.4	3.2	2.4	2.8
General and administrative	16.5	13.7	17.4	13.4
Total expenses	70.1	77.9	70.3	77.1
Operating income	29.9	22.1	29.7	22.9
Interest	12.1	4.8	13.3	5.1
Change in fair value of derivatives	(12.8)	-	(6.4)	-
Income before income taxes	30.6	17.3	22.8	17.8
Income tax	7.1	4.3	6.3	4.5
Net income	23.5%	13.0%	16.5%	13.3%

Results of Operations

Total revenue increased from $2.5 million and $4.7 million to $3.2 million and $6.1 million during the respective three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017. Franchise fees and equipment commissions (“upfront fees”) increased from $140,000 to $160,000 for the six-month period ended June 30, 2018 and decreased from $76,000 to $66,000 for the three-month period ended June 30, 2018, compared to the corresponding periods in 2017. Royalties and fees, less upfront fees, decreased from $3.2 million to $3.0 million for the six-month period ended June 30, 2018, and remained approximately the same at $1.6 million for the three-month period ended June 30, 2018, compared to the corresponding periods in 2017. The breakdown of royalties and fees less upfront fees for the respective three-month and six-month periods ended June 30, 2018 and 2017 were: royalties and fees from non-traditional franchises other than grocery stores were $1.2 million and $2.1 million compared to $1.1 million and $2.1 million; royalties and fees from the grocery store take-n-bake were $366,000 and $840,000 compared to $429,000 and $891,000; the Company reported no royalties and fees from stand-alone take-n-bake franchises in 2018 compared to $15,000 and $32,000 in 2017; and royalties and fees from traditional locations were $49,000 and $104,000 compared to $61,000 and $118,000.

Restaurant revenue – Craft Pizza & Pub, increased from $460,000 to $1.2 million and from $766,000 to $2.4 million, respectively for the three-month and six- month periods in 2018 compared to the corresponding periods in 2017. The primary reason for the increase was the increase in the number of locations open. The Company opened its first Craft Pizza & Pub location in February 2017, the second November 2017, the third in January 2018 and the fourth near the end of May 2018.

Restaurant revenue – non-traditional increased from $279,000 to $ 292,000 and from $560,000 to $580,000 for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The reason for the increase was an increase in same store sales.

Salaries and wages decreased from 9.8% to 8.2% of total revenue and from 10.3% to 8.6% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. Salaries and wages increased from $242,000 to $261,000 and from $482,000 to $529,000 for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The primary reason for the increase was the hiring of an Executive Vice President of Development for Craft Pizza & Pub and an additional sales manager for non-traditional franchising, partially offset by eliminating other salaries, as an investment in the future with a plan to increase the growth number of franchised locations in both venues. Without those additions, salaries and wages would have decreased by $36,000 and $63,000, respectively, for the three-month and six-month periods in 2018 compared to corresponding periods in 2017. The Company believes that investment will support growth in future periods.

Trade show expenses decreased from 5.0% to 3.9% of total revenue and from 5.2% to 4.0% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. Trade show expense remained approximately the same while revenue increased for both periods substantially resulting in a lesser percentage of total revenue.

Travel expenses decreased from 2.0% of total revenue to 1.0% of total revenue and from 2.3% of total revenue to 0.9% of total revenue for the three-month and six-month periods ended June 30, 2018, compared to the respective corresponding periods in 2017. Travel expense decreased from $48,000 to $31,000 and from $108,000 to $53,000, respectively, for the three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. Travel expenses decreased as a result of a much larger focus on activity in Indiana. The percent decrease was magnified by the increase in total revenue.

Other operating expenses decreased from 9.3% to 8.5% of total revenue and from 9.1% to 8.3% of total revenue for the three-month and six-month periods ended June 30, 2018, respectively compared to the corresponding periods in 2017. Other operating expenses increased from $229,000 to $ 270,000 and from $428,000 to $508,000, respectively, for the three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The operating expense increase was primarily the result of investment spending to support future anticipated growth primarily from the Company's new focus on franchising Craft Pizza & Pub, as discussed above.

Restaurant expenses – Craft Pizza & Pub were $964,000 and $1.8 million for the three-month and six month periods ended June 30, 2018, respectively, compared to $342,000 and $555,000 for the three-month and six-month periods ended June 30, 2017, respectively. The primary reason for the increase was the increase in the number of locations open. The Company opened its first Craft Pizza & Pub location in February 2017, the second in November 2017, the third in January 2018 and the fourth near the end of May 2018.

Restaurant expenses – non-traditional decreased from 11.2% to 9.1% and 11.7% to 9.3% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The expenses grew slightly due to the increased sales volume but decreased as a percentage of total revenue due to the significant increase in total revenue.

Depreciation and amortization increased from 2.4% to 3.2% of total revenue and from 2.4% to 2.8% for the three-month and six-month periods ended June 30, 2018, compared to corresponding periods in 2017. The reason for the increase was the growth in the number of Craft Pizza & Pub locations. The Company opened its first Craft Pizza & Pub location in February 2017, the second November 2017, the third January 2018 and the fourth near the end of May 2018.

General and administrative expenses decreased from 16.5% to 13.7% and from 17.4% to 13.4% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. General and administrative expenses increased slightly but decreased as a percentage of total revenue due to the significant increase in total revenue.

Total expenses increased from 70.1% to 77.9% and from 70.3% to 77.1% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. Total expenses increased from $1.7 million to $2.5 million and from $3.3 million to $4.7 million, respectively, for the three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The primary reason for the increase was the increase in the number of Craft Pizza & Pub locations open. The Company opened its first Craft Pizza & Pub location in February 2017, the second in November 2017, the third in January 2018 and the fourth near the end of May 2018. The percentage increase of total expenses was a result of the revenue of Company-operated restaurants increasing to nearly 48% from 28% of the Company's total revenue. The percentage of total expenses to total revenue will decrease if the Company is successful with its plan to increase franchise restaurants by increasing its investment in future growth, as described above.

Operating income decreased from 29.9% to 22.1% and from 29.7% to 22.9% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017.

Interest expense decreased from 12.1% to 4.8% and from 13.3% to 5.1% of total revenue for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. Interest expense decreased from $299,000 to $153,000 and from $620,000 to $314,000, respectively, for the three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017. Interest expense was significantly decreased as a result of the refinancing of all the Company's debt, except its convertible debt, in September 2017 at a much lower effective rate partially offset by the adding of the bank loans for the development of three additional Craft Pizza & Pub locations.

In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down-round features, as discussed previously in Note 4. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down-round feature is disregarded when assessing whether the instrument is indexed to an entity's own stock. As a result of this change in the quarter ended March 31, 2018, the Company removed all of the derivative accounting from its financial statements resulting in a non-cash gain of $142,857, recognized as a cumulative adjustment to retained earnings on January 1, 2018 compared to a non-cash gain of $315,000 and $297,000 during the comparable three-month and six-month periods ending June 30, 2017.

Net income decreased from $581,000 to $412,000 and increased from $774,000 to $815,000 for the respective three-month and six-month periods ended June 30, 2018, compared to the corresponding periods in 2017. The decrease in the three-month period was primarily the result of the non-cash gain of $315,000 recognized in the comparable period in 2017 from the change in fair value of derivatives. The six-month increase was in spite of the non-cash gain of $297,000 recorded in the comparable period in 2017. The recording of the non-cash gain in 2017 is further described above.

Liquidity and Capital Resources

The Company’s strategy in past years was to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza. This strategy was intended to not require significant increase in expenses or investment. The focus on franchising/licensing non-traditional locations will continue to be a primary element of the Company’s strategy but, in addition, the Company has developed a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened its first Craft Pizza & Pub on January 31, 2017, the second on November 17, 2017, a third on January 18, 2018 and a fourth location on May 29, 2018. During the first six months of this year the Company has invested resources with plans to franchise the Craft Pizza & Pub concept as another primary element of the Company's strategy going forward.

The Company is operating three non-traditional locations and does not intend to operate any additional non-traditional locations.

The Company’s current ratio was 2.7-to-1 as of June 30, 2018 compared to 2.6-to-1 as of December 31, 2017.

In January 2017, the Company completed the Offering of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. The Company used the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurant and for general corporate purposes. In February 2018, one of those Notes in the principal amount of $100,000 was converted into 200,000 shares of the Company's common stock and in April 2018, another Note in the principal amount of $100,000 was converted into 200,000 shares of the Company's common stock. In August 2018, another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company's common stock.

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

As of June 30, 2018, the Company had drawn the $1.6 million Development Line of Credit used in the development of the Craft Pizza & Pubs that opened in November 2017, January 2018 and May 2018. Repayment of the Development Line of Credit began four months following the final draw for each location in monthly installments on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%, with the balance due in September 2022.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations. The Company was in compliance with the covenants as of June 30, 2018.

The refinancing, as described above, substantially lowered the Company's debt service requirement and cash interest expense. The Company will need to refinance the subordinated debt in the principal amount of $2.15 million at its maturity at the end of 2019 if it is still outstanding.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating the open Craft Pizza & Pub locations, plus an aggressive franchising program for Noble Roman’s Craft Pizza & Pub restaurants.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2018, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.5 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $53,000 over the succeeding 12-month period.

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

None.

ITEM 6. Exhibits.

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

NOBLE ROMAN'S, INC.

Date: August 14, 2018	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal Accounting
Officer (Authorized Officer and Principal Financial
Officer)