Form 10-Q
period 2018-09-30
NOBLE ROMANS INC
filed 2018-11-13
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Virginia Avenue, Suite 300 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 9, 2018, there were 21,583,032shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2017 and September 30, 2018 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2018 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the nine-month period ended September 30, 2018 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2018 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2017	September 30, 2018
Current assets:
Cash	$461,068	$232,399
Accounts receivable - net	1,796,757	1,847,683
Inventories	779,989	836,468
Prepaid expenses	680,326	743,658
Total current assets	3,718,140	3,660,208

Property and equipment:
Equipment	2,533,848	3,066,711
Leasehold improvements	581,197	1,268,769
Construction and equipment in progress	558,602	90,691
	3,673,647	4,426,171
Less accumulated depreciation and amortization	1,372,821	1,530,183
Net property and equipment	2,300,826	2,895,988
Deferred tax asset	5,735,504	5,653,872
Deferred contract cost	-	592,160
Goodwill	278,466	278,466
Other assets including long-term portion of receivables-net	6,851,697	6,055,630
Total assets	$18,884,633	$19,136,323

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$754,173	$871,429
Accounts payable and accrued expenses	674,600	589,380
Total current liabilities	1,428,773	1,460,809

Long-term obligations:
Term loans payable to bank (net of current portion)	4,246,375	4,091,887
Convertible notes payable	1,131,982	1,531,502
Deferred contract income	-	592,160
Derivative warrant liability	503,851	-
Derivative conversion liability	925,561	-
Total long-term liabilities	6,807,769	6,215,549

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 20,783,032 issued and outstanding as of December 31, 2017 and 21,583,032 issued and outstanding as of September 30, 2018)	24,322,885	24,739,482
Accumulated deficit	(13,674,794)	(13,279,517)
Total stockholders' equity	10,648,091	11,459,965
Total liabilities and stockholders’ equity	$18,884,633	$19,136,323

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2018	2017	2018
Revenue:
Royalties and fees	$1,733,956	$1,656,074	$5,062,549	$4,831,305
Administrative fees and other	10,992	26,548	34,933	47,177
Restaurant revenue - Craft Pizza & Pub	457,133	1,308,890	1,223,351	3,663,255
Restaurant revenue - non-traditional	310,840	283,135	871,192	862,777
Total revenue	2,512,921	3,274,647	7,192,025	9,404,514
Operating expenses:
Salaries and wages	216,432	245,581	698,326	774,397
Trade show expense	126,361	121,200	371,472	365,739
Travel expense	37,589	23,945	146,017	76,515
Other operating expenses	222,045	282,742	649,778	791,055
Restaurant expenses - Craft Pizza & Pub	347,342	1,048,566	902,459	2,877,957
Restaurant expenses - non-traditional	307,583	279,079	855,980	851,766
Depreciation and amortization	60,127	125,399	171,890	298,155
General and administrative	434,532	434,458	1,246,620	1,252,781
Total expenses	1,757,011	2,560,970	5,042,542	7,288,365
Operating income	760,910	713,676	2,149,483	2,116,149
Interest	601,192	172,639	1,220,945	486,292
Adjust valuation of receivables	350,000	1,295,805	350,000	1,295,805
Change in fair value of derivatives	929,810	-	632,537	-
Income (loss) before income taxes from continuing operations	(1,120,092)	(754,768)	(53,999)	334,052
Income tax expense (benefit)	(72,388)	(192,489)	220,089	81,632
Net income (loss) from continuing operations Loss from discontinued operations net of	(1,047,704)	(562,279)	(274,088)	252,420
tax benefits $79,228for 2017	(129,037)	-	(129,037)	-
Netincome(loss)	$(1,176,741)	$(562,279)	$(403,125)	$252,420

Earnings per share - basic
Net income (loss)from continuing operations	$(.05)	$(.03)	$(.01)	$.01
Net loss from discontinued operations net of tax benefit	(.01)		(.01)
Net income (loss)	(.06)	(.03)	(.02)	.01
Weighted average number of common shares outstanding	20,783,032	21,428,684	20,783,032	21,153,728

Diluted earnings per share:
Net income (loss) from continuing operations	$(.04)	$(.02)	$(.01)	$.01
Net loss from discontinued operations net of tax benefit	(.01)		(.01)
Net income (loss)	(.05)	(.02)	(.02)	.02
Weighted average number of common shares outstanding	25,792,995	26,294,754	25,657,464	26,294,754

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

Remove derivatives in accordance with ASU 2017-11			142,857	142,857

Net income for nine months ended September 30, 2018			252,420	252,420

Amortization of value of employee stock options		16,597		16,597

Conversion of convertible note to common stock	800,000	400,000	-	400,000

Balance at September 30, 2018	21,583,032	$24,739,482	$(13,279.517)	$11,459,965

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2017	2018
Net income (loss)	$(403,125)	$252,420
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	444,410	433,139
Deferred income taxes	140,862	81,632
Other non-cash expenses	24,526	-
Change in fair value of derivatives	632,537	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(548,387)	(50,925)
Inventories	27,535	(56,479)
Prepaid expenses	(18,222)	(63,332)
Other assets including long-term portion of receivables	(557,527)	812,526
Increase (decrease) in:
Accounts payable and accrued expenses	276,392	(40,220)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,001	1,368,761

INVESTING ACTIVITIES
Purchase of property and equipment	(341,023)	(1,125,886)
NET CASH USED IN INVESTING ACTIVITIES	(341,023)	(1,125,886)

FINANCING ACTIVITIES
Payment of principal - BMO term loans	(1,366,454)	-
Payment of principal - Super G Funding, LLC loan	(2,066,282)	-
Payment of principal - Kingsway America loan	(600,000)	-
Net payment of officers loans	(310,000)	-
Net proceeds from First Financial term loans	4,114,790	500,000
Payment of principal - First Financial Bank	-	(594,434)
Additional loan closing cost	-	(332,110)
Net proceeds from convertible notes payable	647,119	-
NET CASH PROVIDED (USED) BY FINANCINGACTIVITIES	419,173	(426,544)
DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(193,265)	(45,000)

Decrease in cash	(96,114)	(228,669)
Cash at beginning of period	477,928	461,068
Cash at end of period	$381,814	$232,399

Supplemental schedule of investing and financing activities

Cash paid for interest	$911,488	$367,905

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Note 2 – Royalties and fees included initial franchise fees of $42,000 and $164,000 for the three-month and nine-month periods ended September 30, 2017, and $97,000 and $217,000 for the three-month and nine-month periods ended September 30, 2018, respectively. Royalties and fees included equipment commissions of $16,000 and $34,000 for the three-month and nine-month periods ended September 30, 2017, and $22,000 and $63,000 for the three-month and nine-month periods ended September 30, 2018, respectively. Royalties and fees, less initial franchise fees and equipment commissions, were $1.7 million and $4.9 million for the respective three-month and nine-month periods ended September 30, 2017, and $1.5 million and $4.5 million for the respective three-month and nine-month periods ended September 30, 2018. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and costs both approximated $592,000 on September 30, 2018.

At December 31, 2017 and September 30, 2018, the Company reported net accounts receivable from franchisees of $7.8 million and $6.9 million, respectively, which were both net of allowances of $1.5 million.

There were 2,854 franchises/licenses in operation on December 31, 2017 and 2,886 franchises/licenses in operation on September 30, 2018. During the nine-month period ended September 30, 2018, there were 47 new outlets opened and 15 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,122 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2017:

	Three Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(1,176,741)	20,783,032	$(.06)
Effect of dilutive securities
Options and warrants		209,963
Convertible notes	60,000	4,800,000
Dilutive earnings per share	$(1,116,741)	25,792,995	$(.04)
Net loss

	Nine Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(403,125)	20,783,032	$(.02)
Effect of dilutive securities
Options and warrants		209,963
Convertible notes	131,303	4,664,469
Dilutive earnings per share
Net loss	$(271,822)	25,657,464	$(.01)

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2018:

	Three Months Ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(562,279)	21,428,684	$(.03)
Effect of dilutive securities
Options and warrants		711,722
Convertible notes	51,929	4,154,348
Dilutive earnings per share	$(510,350)	26,294,754	$(.02)
Net loss

	Nine Months Ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$252,420	21,153,728	$.01
Effect of dilutive securities
Options and warrants		711,722
Convertible notes	166,099	4,429,304
Dilutive earnings per share
Net income	$418,519	26,294,754	$.02

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

Placement agent fees and other origination cost of the Notes are deducted from the carrying value of the Notes, as original issue discount (“OID”). The OID is being amortized over the term of the Notes.

As of September 30, 2018, the holders of $400,000 of the Notes had converted them to 800,000 shares of Noble Roman's common stock. The Notes are subordinated to the Company's term loans payable to First Financial Bank (the "Term Loans") which currently mature in 2022. Pursuant to the loan agreement the Notes cannot be repaid while the term loans are outstanding, however, the Notes can be converted to common stock at any time. The Company intends to offer note holders an opportunity to extend the maturity of the Notes to January, 2023 on the current interest rate and convertibility terms.

Note 5 - The Company has future obligations of $6.6 million under current operating leases as follows: due in 2018, $159,000, due in 2019 and 2020, $1.3 million, due in 2021 and 2022, $1.3 million and due after 2022, $3.9 million.

Note 6 - Other assets as of September 30, 2018, include security deposits of $16,300, cash surrender value of life insurance in the amount of $199,000, long-term franchisee receivables in the amount of $5.8 million which is net after a $1.5 million valuation allowance.

Long-term receivable from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under the Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection costs which adds to the receivables in accordance with the agreements totaling approximately $2.3 million and some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle. In the three-month period ended September 30, 2018the Company wrote off $1.3 million of receivables, of which approximately 70% were legal fees, associated with two receivables which had been the subject of a court cases pending over two years. Even though the Company believes those receivables and collection cost may ultimately have been collectable, the Company entered into settlement agreements to stop the cash outlays which would have been required to litigate the claims.

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

Seeking more rapid growth in future revenue and net income, in 2017 the Company began adding Company-owned Craft Pizza & Pub locations to its business and also intends to add franchised Craft Pizza & Pub locations with qualified multi-unit operators. Craft Pizza & Pub has already added significant revenue and operating income and management anticipates that growth will continue over time. The Company opened two Craft Pizza & Pub locations in 2017, and added new locations in January 2018 and June 2018. Since 1997, the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising/licensing non-traditional locations, now with the added revenue potential of Craft Pizza & Pub.

Pizzaco, Inc. currently owns and operates two Company-owned non-traditional locations, RH Roanoke, Inc. operates a Company-owned location and Noble Roman’s, Inc. owns and operates four Craft Pizza & Pub locations. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept.

References in this report to the “Company” and to "Noble Roman's" are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

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

At present, the Company has primary distributors strategically located throughout the United States. The distributor agreements require the primary distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchase the ingredients from the manufacturer at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturer and the distributor, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with numerous grocery store distributors located in various parts of the country which agree to buy the Company’s ingredients from one of the Company’s primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

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

The following table sets forth the percentage relationship to total revenue of the listed items included in Noble Roman’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2018, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2018	2017	2018
Royalties and fees	69.0%	50.5%	70.4%	51.3%
Administrative fees and other	0.4	0.8	0.5	0.5
Restaurant revenue – Craft Pizza & Pub	18.2	40.0	17.0	39.0
Restaurant revenue – non-traditional	12.4	8.7	12.1	9.2
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and wages	8.6	7.5	9.7	8.2
Trade show expense	5.0	3.7	5.2	3.9
Travel expense	1.5	0.7	2.0	0.8
Other operating expense	8.8	8.6	9.0	8.4
Restaurant expenses – Craft Pizza & Pub	13.8	32.1	12.5	30.6
Restaurant expenses – non-traditional	12.3	8.5	11.9	9.1
Depreciation and amortization	2.4	3.8	2.4	3.2
General and administrative	17.4	13.4	17.3	13.3
Total expenses	69.8	78.3	70.0	77.5
Operating income	30.2	21.7	30.0	22.5
Interest	23.9	5.3	17.0	5.2
Adjust valuation of receivables	13.9	39.6	4.9	13.8
Change in fair value of derivatives	37.0	-	8.8	-
Income (loss)before income taxes	(44.6)	(23.2)	(.7)	3.5
Income tax expense (benefit)	(2.9)	(5.9)	3.1	0.9
Net income (loss)	(41.7)%	(17.3)%	(3.8)%	2.6%

Results of Operations

Total revenue increased from $2.5 million and $7.2 million to $3.3 million and $9.4 million during the respective three-month and nine-month periods ended September 30, 2018 compared to the corresponding periods in 2017. Franchise fees and equipment commissions (“upfront fees”) increased from $58,000 to $119,000 for the three-month period ended September 30, 2018 and from $198,000 to $279,000 for the nine-month period ended September 30, 2018, compared to the corresponding periods in 2017. Royalties and fees, less upfront fees, decreased from $1.7 million and $4.9 million to $1.5 million and $4.5 million for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. The breakdown of royalties and fees less upfront fees, for the respective three-month and nine-month periods ended September 30, 2018 and 2017 were: royalties and fees from non-traditional franchises other than grocery stores were $1.2 million and $3.3 million in both years; royalties and fees from the grocery store take-n-bake were $311,000 and $1.1 million compared to $425,000 and $1.3 million; there were no royalties and fees from stand-alone take-n-bake franchises in 2018 compared to $2,000 and $34,000in the 2017 interim periods, as this venue was discontinued; and royalties and fees from traditional locations were $45,000 and $148,000 compared to $52,000 and $170,000, reflecting a lower number of traditional locations open in 2018.

Since 2014, the Company has periodically audited the reporting of sales for computing royalties by non-traditional franchisees and plans to continue to do so periodically in the future, the effect of which is unknown. When the audits are performed, the Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company has invoiced franchisees on the unreported amounts.

Restaurant revenue – Craft Pizza & Pub was $1.3 million and $3.7 million for the three-month and nine-month periods ended September 30, 2018 compared to $457,000 and $1.2 million for the three-month and nine-month periods ended September 30, 2017.

Restaurant revenue – non-traditional decreased to $283,000 and $863,000 from $311,000 and $871,000 for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. The reason for the decrease was the result of a slight decrease in same store sales. The Company currently operates three non-traditional locations.

Salaries and wages decreased from 8.6% to 7.5% of total revenue and from 9.7% to 8.2% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Salaries and wages increased to $246,000 and $774,000 from $216,000 and $698,000 for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. The increase was the result of hiring sales staff to begin a program of franchising the Craft Pizza & Pub concept, which was partially offset by reduction of other staff. However the individuals hired to begin the franchising program did not meet the Company's expectations and the Company decided to move in a different direction to franchise the Craft Pizza & Pub concept.

Trade show expenses decreased from 5.0% to 3.7% of total revenue and from 5.2% to 3.9% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Trade show expense decreased slightly from $126,000 to $121,000 and from $371,000 to $366,000, respectively for the three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017.The percentage decrease was primarily the result of increased total revenue.

Travel expenses decreased from 1.5% to 0.7% of total revenue and from 2.0% to 0.8% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the respective corresponding periods in 2017. Travel expense decreased from $38,000 to $24,000 and from $146,000 to $77,000, respectively, for the three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Travel expenses decreased as a result of opening more non-traditional locations closer to our home base.

Other operating expenses decreased from 8.8% to 8.6% of total revenue and from 9.0% to 8.4% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Operating expenses increased from $222,000 to $283,000 and from $650,000 to $791,000, respectively, for the three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017.

Restaurant expenses – Craft Pizza & Pub were $1.0 million and $2.9 million for the three-month and nine-month periods ended September 30, 2018 compared to $347,000 and $902,000 for the three-month and nine-month periods ended September 30, 2017. While the Craft Pizza & Pub expenses increased the revenue also increased as the Company began the Craft Pizza & Pub with its first location in January 2017, and added new locations in November 2017, January 2018 and June 2018.

Restaurant expenses – non-traditional decreased from 12.3% to 8.5% and from 11.9% to 9.1% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. The reason for the decrease was the increase in total revenue. The Company currently operates three non-traditional locations.

Depreciation and amortization increased from 2.4% to 3.8% of total revenue and from 2.4% to 3.2% for the respective three-month and nine-month periods ended September 30, 2018, compared to corresponding periods in 2017. The primary reason for the increase was the new Craft Pizza & Pub locations that opened January 2017, November 2017, January 2018 and June 2018.

General and administrative expenses decreased from 17.4 to 13.4% and from 17.3% to 13.3% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. General and administrative expenses remained approximately the same at $434,500 and $1.25 million, respectively, for the three-month and nine-month periods ended September 30, 2018, compared to the comparable periods in 2017.

Total expenses increased from 69.8% to 78.3% and from 70.0% to 77.5% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Total expenses increased from $1.8 million to $2.6 million and from $5.0 million to $7.3 million, respectively, for the three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. These increases in expenses were the result of adding the new Craft Pizza & Pub locations in January 2017, November 2017, January 2018 and June 2018.

Operating income decreased from 30.2% to 21.7% and from 30.0% to 22.5% of total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. The percentage decrease in operating income was a result of transitioning from a largely fee-based revenue model to operating restaurants by the name of Craft Pizza & Pub. However, the Craft Pizza & Pub locations contributed $260,000 and $785,000 to operating income in the three-month and nine-month periods ended September 30, 2018.

Interest expense decreased from 23.9% to 5.3% and from 17.0% to 5.2% total revenue for the respective three-month and nine-month periods ended September 30, 2018, compared to the corresponding periods in 2017. Interest expense decreased from $601,000 to $173,000 and from $1.2 million to $486,000, respectively, for the three-month and nine-month periods ended September 30, 2018 compared to the corresponding periods in 2017. The significant decrease was primarily the result of refinancing of the Company's debt in September 2017 modestly offset by the additional borrowing in development loans to build and equip the new Craft Pizza & Pub locations. For the nine-month period ended September 30, 2018, the Company paid cash interest of $368,000 and reported non-cash interest expense of $118,000 from amortization of loan closing costs including the cost associated with issuance of the Notes.

Net loss for the three months ended September 30, 2018 was $562,000 and net income for the nine-month period ended September 30, 2018 was $252,000 compared to a net loss of $1.2 million and $403,000 for the comparable three-month and nine-month periods in 2017. The loss in the three-month period ended September 30, 2018 and net income for the nine-month period reflected the write-off of $1.3 million of receivables of which approximately 70% were legal fees associated with two receivables which had been the subject of court cases pending for over two years. Even though the Company believes those receivables and collection cost may ultimately have been collectable, the Company entered into settlement agreements to stop the cash outlays which would have been required to litigate the claims.

Liquidity and Capital Resources

The Company’s strategy in past years was to grow its business by concentrating on franchising/licensing non-traditional locations including grocery store delis to sell take-n-bake pizza. This strategy was intended to not require significant increase in expenses or investment. The focus on franchising/licensing non-traditional locations will continue to be a primary element of the Company’s strategy but, in addition, the Company has developed a major business initiative by re-designing and re-positioning its stand-alone franchise for the next generation stand-alone prototype called “Noble Roman’s Craft Pizza & Pub.” As a result, the Company opened its first Craft Pizza & Pub on January 31, 2017, and added new locations in November 2017, January 2018 and June 2018. During the first nine months of this year the Company has invested resources with plans to franchise the Craft Pizza &Pub concept as another primary element of the Company's strategy going forward.

The Company is operating three non-traditional locations and does not intend to operate any additional non-traditional locations.

The Company’s current ratio was 2.5-to-1 as of September 30, 2018 compared to 2.6-to-1 as of December 31, 2017.

In January 2017, the Company completed the Offering of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. The Company used the net proceeds of the Notes to fund the opening of a Noble Roman’s Craft Pizza & Pub restaurant and for general corporate purposes. In February 2018, one of those Notes in the principal amount of $100,000 was converted into 200,000 shares of the Company's common stock and in April 2018, another Note in the principal amount of $100,000 was converted into 200,000 shares of the Company's common stock. In August 2018, two Notes totaling $200,000 in the principal amount were converted into 400,000 shares of the Company's common stock.

On September 13, 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) by the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Agreement mature in September 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC, and certain officers of the Company, to pay certain expenses related to the Credit Facility and for general corporate purposes.

As of September 30, 2018, the Company had drawn the $1.6 million Development Line of Credit used in the development of the Craft Pizza & Pubs that opened in November 2017, January 2018 and May 2018. Repayment of the Development Line of Credit began four months following the final draw for each location in monthly installments on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%, with the balance due in September 2022.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in its subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company's Craft Pizza & Pub locations. The Company was in compliance with the covenants as of September 30, 2018.

The refinancing, as described above, substantially lowered the Company's debt service requirement and cash interest expense. The Company will need to refinance or extend the maturity of the Notes in the principal amount of $2.0 million if they are still outstanding at maturity at the end of 2019. The Company intends to offer the Note holders the opportunity to extend the maturity to January 2023 on the current interest rate and convertibility terms.

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

Except as noted below, the Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet. In February 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

The Company does not believe these accounting pronouncements will have a material adverse effect on its financial condition or results of operations.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to: competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans including the proposed extension of the maturity of the Notes, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2018, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.4 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $50,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 13, 2018	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)