Form 10-K
period 2018-12-31
NOBLE ROMANS INC
filed 2019-03-27
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018.

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from ____ to____.

Commission file number 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6612 E. 75th Street, Suite 450
Indianapolis, Indiana46250
(Address of principal executive offices)

Registrant’s telephone number, including area code: (317) 634-3377

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”“accelerated filer”,“smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $11.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,683,032 shares of common stock as of March 4, 2019.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

NOBLE ROMAN’S, INC.
FORM 10-K
Year Ended December 31, 2018

PART 1

ITEM 1. BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned foodservice locations for non-traditional foodservice operations and stand-alone restaurants under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context requires otherwise. RH Roanoke, Inc. operates a Company-owned non-traditional location.

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January of 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, three more Company-operated units have opened with an additional four locations being considered. The Company-operated locations serve as the base for what it sees as the potential primary growth driver in the near future, franchising to experienced, multi-unit restaurant operators with a track record of success. The Company has signed the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised locations across north central Indiana. This franchisee’s first Craft Pizza & Pub location is under construction in Lafayette, Indiana with an opening anticipated for spring of 2019.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub utilizes many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

The Noble Roman’s Craft Pizza & Pub provides for a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates the same baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce most of which has been offered in all its locations since 1972.

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dusting & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of toppings and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s self-serve root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are many giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s since 1972.

The Company designed its new curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience. With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets. Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle. For those who choose to pay after they arrive, pizza valets can take credit card payments on their mobile payment devices right at the customer's vehicle. With the fast baking times, the entire experience, from order to pick-up only takes approximately 12 minutes.

Noble Roman’s Pizza For Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other business or activity that had existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities. These locations utilize the two pizza styles the Company started with in 1972, along with its great tasting, high quality ingredients and menu extensions.

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
●
The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise base as well as an offering for its grocery store license venue.

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate-level overhead. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers and licensing to grocery stores.

The initial franchise fees are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000(1)

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000.The Company has sold two franchises for Craft Pizza & Pub locations. One franchise is sold to the largest multi-unit Dairy Queen franchisee in Indiana with 19 franchised locations. This Noble Roman’s Craft Pizza & Pub franchised location is now under construction and is expected to open in spring 2019 in Lafayette, Indiana.

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

The Company utilizes distributors it has strategically identified across the United States. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries.

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

Within the environment in which we compete management has identified what it believes to be certain competitive advantages for the Company. Many of the Company’s competitors in the non-traditional venue were established with little or no organizational history operating traditional foodservice locations. This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees or licensees who, by the nature of the venue, often have little exposure to foodservice operations themselves. The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned and some are franchised locations of large chains and others are independently owned. Some of the competitors are larger and have greater financial resources than the Company.

Seasonality of Sales

Bad winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are designed for in-store dining and carry-out, which in turn affects Company revenue. Sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Product sales of the non-traditional franchises/licenses may be slower during the first quarter of the year and certain venues such as grocery stores are typically slower during the summer months.

Employees

As of March 4, 2019, the Company employed approximately 28 persons full-time and 93 persons on a part-time, hourly basis, of which 16 of the full-time employees are employed in sales and service of the franchise/license units and 12 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN’S®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE®, “Noble Roman’s Take-N-Bake Pizza,”“Noble Roman’s Craft Pizza & Pub®,” and “Tuscano’s Italian Style Subs®,” are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

Officers and Key Management of the Company

Executive Chairman of the Board and Chief Financial Officer - Paul W. Mobley*, age 78,was Chairman of the Board, Chief Executive Officer and Chief Financial Officer from 1991 until 2014 when he became Executive Chairman and Chief Financial Officer. Mr. Mobley has been a Director and an Officer since 1974. Mr. Mobley has a B.S. in Business Administration from Indiana University and is a CPA. He is the father of A. Scott Mobley.

President, Chief Executive Officer, Secretary and a Director - A. Scott Mobley*, age 55,has been President since 1997, a Director since 1992, Secretary since 1993 and Chief Executive Officer since 2014. Mr. Mobley was Vice President from 1988 to 1997 and from 1987 until 1988 served as Director of Marketing for the Company. Prior to joining the Company, Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration magna cum laude from Georgetown University and an MBA from Indiana University. He is the son of Paul W. Mobley.

Executive Vice President of Franchising - Troy Branson*, age 55, has been Executive Vice President for the Company since 1997 and from 1992 to 1997, he was Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992, after graduating from Indiana University where he received a B.S. in Business.

Director of Operations/Director of Franchise Services - Terry Farabaugh, age 53, has been with the Company in various operations positions since1989. He has been Director of Operations since 2015 and is currently also Director of Franchise Services. Mr. Farabaugh has owned various franchises of the Company and currently owns two franchise locations. Prior to joining the Company, Mr. Farabaugh worked in operations for Golden Corral Steakhouse for five years.

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

Competition from larger companies.

The Company competes with large national companies and numerous regional and local companies for franchise and license sales and with respect to its Company-owned locations. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or the operating results of the Company’s system. Unlike the other non-traditional agreements, most of the take-n-bake license agreements with grocery stores are not for any specified period of time and, therefore, grocery stores could discontinue offering the take-n-bake pizza or other retail items at any time. As a result of these factors, the Company may have difficulty competing effectively from time to time or in certain markets.

Dependence on growth strategy.

The Company’s growth strategies include selling new franchises or licenses for non-traditional locations and to expand Craft Pizza & Pub locations by franchising to qualified franchisees and gradually increasing the number of Company-owned Craft Pizza & Pub locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the viability of the Craft Pizza & Pub locations;(3)the ability of the franchisees and licensees of either venue to operate their locations effectively; (4)the franchisee's ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises/licenses for Craft Pizza & Pub or non-traditional locations.

Dependence on success of franchisees and licensees.

While an increasing portion of its revenues are being generated by Company-owned operations, a significant portion of the Company’s revenues continues to come from royalties and other fees generated by its franchisees and licensees which are independent operators, and their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. If the franchisees do not accurately report their sales, the Company’s revenue could decline. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Initiatives to increase the Federal minimum wage and/or shortage of available labor could have an adverse financial effect on our franchisees/licensees or the Company by increasing the labor cost.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s licensees and franchisees. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company.

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

Ability to service or refinance our outstanding indebtedness and the dilutive effect of our outstanding convertible debt and warrants.

The Company has substantial debt obligations. At December 31, 2018, the total debt was approximately $7 million. The outstanding debt includes $2 million of indebtedness evidenced by convertible, subordinated promissory notes (the “Notes”) the Company issued, along with certain warrants exercisable for the Company’s common stock (the “Warrants”), in a private placement in 2016 and 2017 (the “Offering”). Generally, the Notes mature, and the Warrants expire, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes, $700,000 matures in late 2019, $650,000 matures in January 2020 and $650,000 matures in January 2023. Included in the January 2020 maturity at December 31, 2018 is a $50,000 Note which was converted, in January 2019, to common stock consistent with the terms of the Agreement.

The Company is prohibited, by its loan agreement with its senior debt lender, from repaying the Notes as long as its senior debt is outstanding. In order to meet the maturity schedules above in late 2019 and early 2020, the Notes must either be converted to common stock, extended beyond the maturity of the senior debt or replaced with other like securities. The Company may not be able to accomplish any of those alternatives. The Company intends to extend or refinance with external capital the Notes maturing in 2019 and 2020. However, the Company may not be able to refinance its debt or sell additional debt or equity securities on favorable terms, or at all.

Additionally, the issuance of shares of common stock upon the conversion of the Company’s outstanding Notes or the exercise of the Warrants issued in connection with the sale of the Notes would have a dilutive effect on its stockholders.

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

The Company’s stock is quoted on the OTCQB, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. The Company is not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include: (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans or equity issuances. As a result, quotation of the Company’s stock on the OTCQB limits the liquidity and price of its stock more than if its stock was quoted or listed on a national exchange. There is no assurance that the Company’s stock will continue to be authorized for quotation by the OTCQB or any other market in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in 8,088 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in April 2029.

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028 and in Carmel, Indiana which expires in June 2028.The Company formerly leased a site for a Company-owned non-traditional location in Indianapolis, Indiana. The lease expires in April 2019, and the Company vacated the space in December 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is included on the Nasdaq OTCQB and trades under the symbol “NROM.” The over-the-counter market quotations on the Nasdaq OTCQB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of March 4, 2019, there were approximately 258 holders of record of the Company’s common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,688,667	$.66	(1)
Total	3,688,667	$.66	(1)

(1)
The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

The Company maintains an employee stock option plan for its employees, officers and directors. Any employee, officer and director of the Company is eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan will generally have a three-year vesting period and will expire ten years after the date of grant. Awards under the plan are periodically made at the recommendation of the Executive Chairman and the Chief Executive Officer and authorized by the Board of Directors. The employee stock option plan does not limit the number of shares that may be issued under the plan.

ITEM 6. SELECTED FINANCIAL DATA     (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2014	2015	2016	2017	2018
Royalties and fees	$7,479	$7,465	$7,351	$6,798	$6,422
Administrative fees and other	73	56	42	45	53
Restaurant revenue - Craft Pizza & Pub	-	-	-	1,821	4,816
Restaurant revenue - non-traditional	363	208	443	1,174	1,157
Total revenue	7,915	7,729	7,836	9,838	12,448
Operating expenses	2,716	2,774	2,549	2,443	2,628
Restaurant expenses - Craft Pizza & Pub	-	-	-	1,389	3,909
Restaurant expenses - non-traditional	402	248	443	1,155	1,145
Depreciation and amortization (1)	112	106	125	241	440
General and administrative (1)	1,646	1,660	1,642	1,666	1,669
Operating income	3,039	2,941	3,077	2,944	2,657
Interest	190	187	615	1,474	655
Loss on restaurant discontinued	-	191	37	-	-
Change in fair value of derivatives	-	-	44	175	-
Adjust valuation of receivables	-	1,230	1,104	440	4,096
Income (loss) before income taxes from continuing operations	2,849	1,333	1,277	855	(2,094)
Income taxes (2)	1,105	512	488	4,147	930
Net income (loss) from continuing operations	1,744	821	789	(3,292)	(3,024)
Loss from discontinued operations	(154)	(35)	(1,660)	(93)	(38)
Net income (loss)	$1,590	$786	$(871)	$(3,385)	$(3,062)
Weighted average number of common shares	19,871	20,518	20,782	20,783	21,250
Net income (loss) per share from continuing operations	$.09	$.04	$.04	$(.16)	$(.14)
Net income (loss) per share	.08	.04	(.04)	(.16)	(.14)
Net income (loss) per share available to common stockholders	$.08	$.04	$(.04)	$(.16)	$(.14)

Balance Sheet Data:	2014	2015	2016	2017	2018
Working capital	$2,267	$2,805	$2,429	$2,289	$1,906
Total assets	17,758	18,465	19,899	18,885	15,677
Long-term obligations, net of current portion	1,847	2,141	3,755	6,808	6,137
Stockholders’ equity	$13,766	$14,875	$14,018	$10,648	$8,145

(1)
In 2018, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations and $39,000 for abandoned leasehold improvements.. The Company does not expect to incur any of these expenses in the future.
(2)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of the Company’s deferred tax asset as a result of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) lowering the highest corporate income tax rate from 34% to 21%. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax asset and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $503,000 from the loss before income from continuing operations which was primarily the result of the adjustment made to the valuation of receivables.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company owns and operates four Craft Pizza & Pub locations and one non-traditional location in a hospital. The Company uses the Company-operated Craft Pizza & Pub locations as a base to support the franchising of that concept. Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers. These units operate under the trade name “Noble Roman’s Craft Pizza & Pub”.

The Company also sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza" and “Noble Roman’s Take-N-Bake.” The non-traditional concepts’ hallmarks include high quality pizza along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.

There were 2,854 franchised/licensed or Company-owned outlets in operation on December 31, 2017 and 2,894 on December 31, 2018. During 2018, 59 new franchised/licensed or Company-owned outlets opened and 19 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,106, have left the system.

As discussed in Note 1 to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating its assets including such items as accounts receivable from franchisees to conservatively reflect the actual amount that may be collected from those receivables. To arrive at these estimates the Company utilized multiple means of analysis, including (1) management’s subjective, informed assessment of individual accounts and (2) historical, mathematical trends relating to receivables overall. When the outcomes of these approaches to estimation differ, as they have in 2018, the Company has opted to select the more conservative estimation when arriving at the value of receivables it expects to collect. The actual amount the Company eventually collects, however, could differ from that estimation. At December 31, 2017 and 2018, the Company reported net accounts receivable from franchisees of $7.6 million and $4.4 million, respectively, each of which were net of allowances, to reflect the amount the Company expects to realize for the franchisee receivables. The allowance at each of December 31, 2017 was $1.5 million and December 31, 2018 was $4.3 million. The franchisee receivables, for which the valuation allowance is being created, are not related to current franchisees but rather reflect receivables, mostly from 2014 and 2015, which are from a variety of violations related to former non-traditional franchisees.

The Company, at December 31, 2017 and December 31, 2018, had a deferred tax asset on its balance sheet totaling $5.7 million and $4.8 million, after reducing the carrying value by $1.4 million, respectively, based on the Company’s review of its anticipated results in the current business plan. The Company believes it is more likely than not that the remaining deferred tax assets will be utilized prior to their expiration, between 2019 and 2036.

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

Condensed Consolidated Statement of Operations Data
Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2016		2017		2018
Royalties and fees	$7,350,692	93.8%	$6,798,213	69.1%	$6,422,315	51.6%
Administrative fees and other	42,402	0.5	45,730	0.5	53,443.4
Restaurant revenue - Craft Pizza & Pub	-	-	1,820,737	18.5	4,815,842	38.7
Restaurant revenue - Non-traditional	443,391	5.7	1,173,729	11.9	1,156,347	9.3
Total revenue	7,836,485	100.0	9,838,408	100.0	12,447,947	100.0

Franchise-related operating expenses:
Salaries and wages	996,303	12.7	925,648	9.4	997,011	8.0
Trade show expense	520,691	6.6	493,803	5.0	486,085	3.9
Travel expense	230,091	2.9	170,978	1.7	102,883.8
Other operating expense	802,032	10.2	852,930	8.7	1,041,766	8.4
Restaurant expenses-Craft Pizza & Pub	-	-	1,389,410	14.1	3,909,142	31.4
Restaurant expenses-non-traditional	443,389	5.7	1,155,073	11.8	1,145,106	9.3
Depreciation (1)	124,773	1.6	240,854	2.4	440,240	3.5
General and administrative (1)	1,641,853	21.0	1,665,980	16.9	1,668,718	13.4
Total expenses	4,759,132	60.7	6,894,677	70.0	9,790,951	78.7
Operating income	3,077,353	39.3	2,943,732	30.0	2,656,996	21.3

Interest	615,685	7.9	1,474,027	15.0	655,203	5.3
Loss on restaurant discontinued	36,776	0.5	-	-		-
Change in fair value of derivatives	44,464	0.5	174,737	1.8		-
Adjust valuation of receivables	1,103,521	14.1	440,000	4.5	4,095,805	32.9

Income before income taxes	1,276,907	16.3	854,968	8.7	2,094,012	(16.9)
Income taxes (2)	487,880	6.2	4,146,459	42.1	930,397	7.4
Net income (loss) from continuing operations	$789,027	10.1%	$(3,291,491)	(33.4)%	$(3,024,409)	(24.3)%

	Quarter Ended December 31,
	2017		2018
Royalties and fees	$1,735,664	65.6%	$1,591,010	52.3
Administrative fees and other	10,797	0.4	6,267	0.2
Restaurant revenue-Craft Pizza & Pub	597,386	22.6	1,152,587	37.9
Restaurant revenue-non-traditional	302,538	11.4	293,570	9.6
Total revenue	2,646,385	100.0	3,043,434	100.0

Franchise-related operating expenses:
Salaries and wages	227,322	8.6	222,614	7.3
Trade show expense	122,331	4.6	120,346	4.0
Travel expense	24,961	0.9	26,368	0.9
Other operating expense	203,151	7.7	250,711	8.2
Restaurant expenses - Craft Pizza & Pub	486,951	18.4	1,031,185	33.9
Restaurant expenses-non-traditional	299,095	11.3	293,340	9.6
Depreciation	68,963	2.6	142,085	4.7
General and administrative	419,360	15.9	415,930	13.7
Total expenses	1,852,134	70.0	2,502,579	82.3
Operating income	794,251	30.0	540,855	17.7

Interest	253,082	9.6	168,911	5.5
Change in fair value of derivatives	(457,800)	(17.3)	--	-
Adjust valuation of receivables	90,000	3.4	2,800,000	92.0

Net income (loss) before income taxes	908,969	34.3	(2,428,256)	79.1
Income taxes	3,926,370	148.4	848,765	27.9
Net loss from continuing operations	$(3,017,401)	(114.1)%	$(3,277,021)	(107.0)%

(1)
In 2018, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations and $39,000 for abandoned leasehold improvements. The Company does not expect to incur these expenses in the future.
(2)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of the Company’s deferred tax asset as a result of the 2017 Tax Act lowering the highest corporate income tax rate from 34% to 21%. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax asset and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $503,000 from the loss before income from continuing operations which was primarily the result of the adjustment made to the valuation of receivables.

2018 to 2017

Total revenue for the 2018 was $12.4 million compared to $9.8 million in 2017. The primary reason for the increase was the increase in restaurant revenue from the Craft Pizza & Pub restaurants, which was partially offset by a decrease in revenue from the take-n-bake licenses. For the three months ended December 31, 2018, total revenue was $3.0 million compared to $2.6 million for the comparable period in 2017.

For the year 2018, amortized franchise fees and equipment commissions (“Upfront Fees”) increased to $379,000 from $286,000 for 2017. For the three-month period ended December 31, 2018, Upfront Fees increased to $100,000 from $88,000 for the comparable period in 2017. Royalties and fees, less Upfront Fees, decreased to $6.0 million for 2018 from $6.5 million in 2017. The primary reason for the decrease in royalties and fees, less Upfront Fees, was the decrease in take-n-bake license fees from $1.8 million for 2018 to $1.4 million for 2017. Royalties and fees, less Upfront Fees, remained approximately the same at $1.6 million for both the three-month periods ended December 31, 2018 and 2017. The sources of royalties and fees less Upfront Fees for the year 2018 and for the three months ended December 31, 2018 compared to the comparable periods in 2017, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were approximately the same at $4.5 million and increased to $1.2 million from $1.1 million; royalties and fees from the take-n-bake licenses decreased to $1.4 million from $1.8 million and $323,000 from $450,000; and royalties and fees from traditional locations decreased to $191,000 and $231,000 and $42,000 and $61,000.

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2018	Percent Increase (Decrease)	2017	2018	Percent Increase (Decrease)
Total revenue	$2,600,000	$3,043,000	17.0%	$9,800,000	$12,500,000	27.6%
Upfront fees	$88,000	$100,000	13.6%	$286,000	$379,000	32.5%
Non-traditional franchise fees	$1,100,000	$1,200,000	9.1%	$4,500,000	$4,500,000	-
Take-N-Bake license fees (1)	$450,000	$323,000	(28.2)%	$1,800,000	$1,400,000	(22.2)%
Craft Pizza & Pub revenue	$597,000	$1,153,000	92.9%	$1,821,000	$4,816,000	77.2%

(1)
For 2017, take-n-bake license fees included an insignificant amount of revenue from discontinued stand-alone take-n-bake venues.

Restaurant revenue from Craft Pizza & Pub for 2018 was $4.8 and $1.8 million in 2017. The Company opened its first Craft Pizza & Pub restaurant in January 2017, the second in November 2017, the third in January 2018 and the fourth in June 2018.

Restaurant revenue from non-traditional locations remained approximately the same at $1.2 million for both 2018 and 2017. For the three-month period ended December 31, 2018, restaurant revenue from non-traditional locations decreased to $294,000 from $303,000 for the comparable period in 2017. The Company made the decision in early December to close the operation on a military base in North Carolina as that contract was expiring in January 2019. The Company also made the decision to close its non-traditional location in Indianapolis in mid-December as that operation no longer fit the Company’s strategy, the lease was expiring and the facility was not large enough to renew the lease and expand that operation to fit the Company’s current model.

As a percentage of total revenue, salaries and wages for 2018 decreased to 8.0% from 9.4% in 2017. For the three-month period ended December 31, 2018, salaries and wages decreased to 7.3% from 8.6% for the comparable period in 2017. Salaries and wages increased to $997,000 for 2018 from $926,000 in 2017 and decreased to $223,000 from $227,000 for the three-month period ended December 31, 2018, compared to the comparable period in 2017.

As a percentage of total revenue, trade show expenses for 2018 decreased to 3.9% from 5.0% in 2017. For the three-month period ended December 31, 2018, trade show expenses decreased to 4.0% from 4.6% for the comparable period in 2017. Trade show expenses were $486,000 and $120,000, respectively, for the year and three-month period ended December 31, 2018, compared to $494,000 and $122,000, respectively, for the comparable periods in 2017.

As a percentage of total revenue, travel expenses for 2018 decreased to 0.8% from 1.7% in 2017. For the three-month period ended December 31, 2018, travel expense remained approximately the same at 0.9% compared to the comparable period in 2017. Travel expenses were $103,000 and $26,000, respectively, for the year and three-month period ended December 31, 2018, and $171,000 and $25,000, respectively, for the comparable periods in 2017. The primary reason for the decrease in travel expense was the Company’s opening of more locations closer to its corporate office, which require less travel for franchise managers to train for new store openings.

As a percentage of total revenue, other operating expenses for 2018 decreased to 8.4% compared to 8.7% in 2017. For the three-month period ended December 31, 2018, other operating expenses increased to 8.2% from 7.7% for the comparable period in 2017. Other operating expenses were $1.0 million and $251,000, respectively, for the year and three-month periods ended December 31, 2018, and $853,000 and $203,000, respectively, for the comparable periods in 2017.

As a percentage of total revenue, restaurant expenses from Craft Pizza & Pub in 2018 were 31.4% and 14.1% in 2017. For the three-month period ended December 31, 2018, restaurant expenses for Craft Pizza & Pub were 33.9% compared to 18.4% in the comparable period in 2017. The Company opened its first Craft Pizza & Pub restaurant in January 2017, the second in November 2017, the third in January 2018 and the fourth in June 2018.

As a percentage of total revenue, restaurant expenses from non-traditional locations in 2018 as percentage of total revenue decreased to 9.3% from 11.8% in 2017. For the three-month period ended December 31, 2018, restaurant expenses from non-traditional locations decreased to 9.6% from 11.3% for the comparable period in 2017. As discussed above, in December 2018, the Company closed its operation on a military base in North Carolina and its non-traditional location in Indianapolis.

As a percentage of total revenue, general and administrative expenses for 2018 decreased to 13.4% from 16.9% in 2017. For the three-month period ended December 31, 2018, general and administrative expenses decreased to 13.7% from 15.9% for the comparable period in 2017. General and administrative expenses were $1.7 million and $416,000, respectively, for the year and three-month periods ended December 31, 2018, and $1.7 million and $419,000, respectively, for the comparable periods in 2017. The primary reason for the decrease as a percentage of total revenue for both the year and three-month period was the significant growth in revenue while maintaining tight control on general administrative expenses. The Company spent approximately $300,000 in various expenses to initiate franchising of the Craft Pizza & Pub concept. The Company does not expect to incur these expenses in the future.

As a percentage of total revenue, total expenses for 2018 increased to 78.7% from 70.0% in 2017. For the three-month period ended December 31, 2018, total expenses increased to 82.3% from 70.0% for the comparable period in 2017. Total expenses were $9.8 million and $2.5 million, respectively, for the year and three-month periods ended December 31, 2018, compared to $6.9 million and $1.9 million, respectively, for the comparable periods in 2017. The primary reason for the increase is that in 2018, 48.0% of the Company’s revenue was from Company-owned restaurants, while in 2017, Company-owned restaurants represented 30.4% of the Company’s total revenue. While total revenue and operating income has increased by having Company-owned operations, the percentage operating margin is reduced as compared to collecting fees from franchised locations.

As a percentage of total revenue, operating income for 2018 decreased to 21.3% from 30.0% in 2017. For the three-month period ended December 31, 2018, operating income decreased to 17.7% from 30.0% for the comparable period in 2017. Operating income was $2.7 million and $541,000, respectively, for the year and three-month periods ended December 31, 2018 and $2.9 million and $794,000, respectively, for the comparable periods in 2017. As described above, the primary reason for the decreased margin was the Company’s shift in revenues from Company-owned operations. In addition, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations, and $39,000 from abandoned leasehold improvements. The Company does not expect to incur these expenses in the future.

Interest expense, as a percentage of total revenue, decreased to 5.3% for 2018 from 15.0% in 2017. For the three-month period ended December 31, 2018, interest expense decreased to 5.5% from 9.6% for the comparable period in 2017. Interest expense decreased to $655,000 and $169,000, respectively, for the year and three-month period ended December 31, 2018, compared to $1.5 million and $253,000, respectively, for the comparable periods in 2017. The Company’s cash interest for 2018 was $506,000. Non-cash interest from accruals and amortization of closing costs was $149,000. The primary reason for the decline in interest cost was the result of the Company refinancing its outstanding debt in September 2017.

Change in fair value of derivatives was a non-cash expense of $175,000 in 2017 and a non-cash income of $458,000 in the fourth quarter of in 2017. As a result of the implementation of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2017-11 in 2018, the Company no longer has to account for the conversion value of the convertible debt and the value of outstanding warrants as derivatives. The derivatives were the result of the conversion value of the convertible debt and the value of the warrants outstanding. The update contained in ASU 2017-11 simplified the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock.

Net loss before income taxes from continuing operations for 2018 was $2.1 million compared to an income of $855,000 in 2017. For the three-month period ended December 31, 2018, net loss before income taxes from continuing operations was $2.4 million compared to an income of $909,000 for the comparable period in 2017. Included in the fourth quarter of 2017 was non-cash income of $458,000 from change in fair value of derivatives. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $15 million in net income before income taxes due to its net operating loss carry-forwards. In 2017, the Company recorded an income tax expense of $4.1 million primarily to reduce the value of its deferred tax asset due to the highest corporate income tax rate being reduced from 34% to 21% by the 2017 Tax Act. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax asset and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $900,000 from recording a valuation allowance on its long-term receivables ..

Loss on discontinued operations was approximately $38,000 in 2018 and $93,000 in 2017. The loss on discontinued operations for 2017 and 2018 was due to the Company’s obligation on a lease on a facility that was part of the 2008 discontinued operations which expired in October 2018. There are no known contingencies with regard to the 2008 discontinued operations that are expected to result in any further loss.

Net loss for 2018 was $3.1 million compared to $3.4 million in 2017. The net loss for 2018 was largely the result of the Company evaluating its deferred tax asset and determining that $1.4 million of the deferred tax asset may not be fully utilized before it expires and adjusting the valuation of receivables of $4.1 million. The net loss for 2017 was largely the result of reporting a $4.1 million income tax expense, as explained above as a result of the 2017 Tax Act.

2017 to 2016

Total revenue for the year 2017 was $9.8 million compared to $7.8 million in 2016. The primary reason for the increase was the addition of a Craft Pizza & Pub restaurant for 11 months and another location for 1.5 months. For the three months ended December 31, 2017, total revenue was $2.6 million compared to $2.1 million for the comparable period in 2016.

For the year 2017, Upfront Fees decreased to $286,000 from $299,000 for 2016. For the three-month period ended December 31, 2017, Upfront Fees increased to $88,000 from $78,000 for the comparable period in 2016. Royalties and fees, less Upfront Fees, decreased to $6.5 million for 2017 from $7.0 million in 2016. Royalties and fees, less Upfront Fees, decreased to $1.6 million from $1.7 million for the three-month period ended December 31, 2017 compared to the comparable period in 2016. The primary reason for the decrease in royalties and fees, less Upfront Fees, was the decrease in stand-alone take-n-bake fees from $318,000 to $34,000 and the decrease in fees from grocery store take-n-bake licenses from $2.1 million to $1.8 million. The sources of royalties and fees less Upfront Fees for the year 2017 and for the three months ended December 31, 2017 compared to the comparable periods in 2016, respectively, were: royalties and fees from non-traditional franchises other than grocery stores were $4.5 million and $4.4 million and $1.14 million and $1.08 million; royalties and fees from the grocery store take-n-bake licenses were $1.8 million and $2.1 million and $450,000 and $551,000; royalties and fees from stand-alone take-n-bake franchises were $34,000 and $318,000 and none and $42,000; and royalties and fees from traditional locations were $231,000 and $238,000 and $61,000 and $58,000.

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

As a percentage of total revenue, other operating expenses for 2017 decreased to 8.7% compared to 10.2% in 2016. For the three-month period ended December 31, 2017, other operating expenses decreased to 7.7% from 9.3% for the comparable period in 2016. Other operating expenses were $853,000 and $203,000, respectively, for the year and three-month periods ended December 31, 2017 and $802,000 and $194,000, respectively, for the comparable periods in 2016.

As a percentage of total revenue, restaurant expenses from Craft Pizza & Pub in 2017 were 14.1% and none in 2016. On January 31, 2017, the Company opened the first Craft Pizza & Pub and opened the second location in November 2017. The Company has also opened a third Craft Pizza & Pub in January 2018 and has a fourth location currently under development.

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

As a percentage of total revenue, total expenses for 2017 increased to 70.0% from 60.7% in 2016. For the three-month period ended December 31, 2017, total expenses increased to 70.0% from 67.6% for the comparable period in 2016. Total expenses were $6.9 million and $1.9 million, respectively, for the year and three-month periods ended December 31, 2017 and $4.8 million and $1.4 million, respectively, for the comparable periods in 2016. The primary reason for the increase is that in 2017, 30.4% of the Company’s revenue was from Company-owned restaurants, while in 2016 Company-owned restaurants represented 5.7% of the Company’s total revenue. While total revenue and operating income has increased by having Company-owned operations, the percentage operating margin is reduced as compared to collecting fees from franchised locations.

As a percentage of total revenue, operating income for 2017 decreased to 30.0% from 39.3% in 2016.
For the three-month period ended December 31, 2017, operating income decreased to 30.0% from 32.4% for the comparable period in 2016. Operating income was $2.9 million and $794,000, respectively, for the year and three-month periods ended December 31, 2017 and $3.1 million and $679,000, respectively, for the comparable periods in 2016.As described above, the primary reason for the decreased margin was the Company’s shift in revenues from Company-owned operations.

Interest expense, as a percentage of total revenue, increased to 15.0% from 7.9% for the year 2017 compared to 2016. For the three-month period ended December 31, 2017, interest expense decreased to 9.6% from 15.5% for the comparable period in 2016. Interest expense increased to $1.5 million and $253,000, respectively, for the year and three-month period ended December 31, 2017 compared to $616,000 and $324,000, respectively, for the comparable periods in 2016. Because the Company refinanced its debt in September 2017, the interest expense for the fourth quarter more accurately reflects interest expense anticipated going forward. The Company’s cash interest for the fourth quarter 2017 was $131,000. Non-cash interest related to derivatives was $87,000 and non-cash interest from accruals and amortization of closing costs was $35,000.

Change in fair value of derivatives in 2017 was a net non-cash expense of $175,000 compared to $44,000 in 2016. For the three-month period ended December 31, 2017, the Company reported a net non-cash income of $458,000 compared to a non-cash expense of $44,000 in the comparable quarter in 2016. The derivatives are the result of the conversion value of the convertible debt and the value of the warrants outstanding, which fluctuate up and down as the market value of the underlying common stock fluctuates in the market. In July 2017, the FASB issued ASU 2017-11, which simplifies the accounting for certain accounting instruments with down round features. This update changes the classification analysis of certain equity-linked financial instruments such as warrants and embedded conversion features such that a down round feature is disregarded when assessing whether the instrument indexed to an entity’s own stock. Therefore the Company does not expect these fluctuations in future years.

Net income before income taxes from continuing operations for 2017 was $855,000 compared to $1.3 million in 2016. For the three-month period ended December 31, 2017, net income before income taxes from continuing operations was $909,000 compared to a net loss of $42,000 for the comparable period in 2016. Although income tax expense is reflected on the Condensed Consolidated Statement of Operations, the Company will not pay any income tax on approximately the next $15 million in net income before income taxes due to its net operating loss carry-forwards. In 2017, the Company recorded an income tax expense of $4.1 million primarily to reduce the value of its deferred tax asset due to the highest corporate income tax rate being reduced from 34% to 21% by the 2017 Tax Act.

Loss on discontinued operations was approximately $93,000 in 2017 and $1.7 million in 2016. The loss on discontinued operations for 2016 was primarily the result of discontinuing the stand-alone take-n-bake venue in the third quarter of 2016. See Note 10 of the notes to the Company’s consolidated financial statements. The loss on discontinued operations in 2017 was primarily due to the Company’s obligation on a lease on a facility that was part of the 2008 discontinued operations which expires in October 2018.

Net loss for 2017 was $3.4 million compared to a net loss of $871,000 in 2016. The net loss for 2017 was largely the result of reporting a $4.1 million income tax expense, as a explained above as a result of the 2017 Tax Act. The net loss for 2016 was primarily the result of the loss on discontinued operations of $1.7 million, as explained in the paragraph above and the adjustment in the valuation of receivables.

Impact of Inflation

The primary inflation factors affecting both Company and franchised operations are food and labor costs. Cheese makes up the single largest topping cost on a pizza. Cheese prices were at an all-time record high in April 2014 and maintained at historically high prices until September 2014.  In 2015 through 2017, cheese prices moderated and averaged 3% below the 10-year average. For 2018, prices further decreased and averaged 6% below the 10-year average.

 Labor costs across the country have generally seen upward pressure in hourly rates as the unemployment rate has decreased and competition for hourly employees has increased.  The same applies to salaried management.  The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive, and has seen similar pressure on management salaries.  Although the Company believes future labor cost increases for non-traditional franchisees and licensees will be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts, mounting pressures in the labor markets could be a factor in both franchised and Company operations going forward.  Should labor costs continue to increase substantially, or if commodity prices for cheese or other ingredients rise significantly, or some combination thereof, restaurants and foodservice concepts, including the Company and its franchisees, would face pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017 and January and June of 2018.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of December 31, 2018, the Company had two Craft Pizza & Pub locations under franchise agreements not yet open. One of the Craft Pizza & Pub franchises is now under construction and is expected to open in spring 2019.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 2.4-to-1 as of December 31, 2018 compared to 2.6-to-1 as of December 31, 2017.

In January 2017, the Company completed the Offering of $2.4 million principal amount of Notes and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal of the Notes were converted to 800,000 shares of the Company’s common stock and in January 2019, another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock.

Generally, the Notes mature, and the Warrants expire, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes outstanding, $700,000 matures in late 2019, $650,000 matures in January 2020 and $650,000 matures in January 2023. Included in the January 2020 maturity at December 31, 2018 is a $50,000 Note which was converted, in January 2019, to common stock consistent with the terms of the Agreement.

In September 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Agreement mature in September 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC, and certain officers of the Company, to pay certain expenses related to the Credit Facility and for general corporate purposes. The refinancing substantially lowered the Company’s debt service requirement and interest expense.

Prior to December 31, 2018, the Company had drawn the full $1.6 million available under the Development Line of Credit to develop three Craft Pizza & Pubs that opened in November 2017, January 2018 and June 2018, respectively. Repayment of the Development Line of Credit began four months following the final draw for each location in monthly installments on a seven-year principal amortization schedule plus interest at the rate of LIBOR plus 4.25%, with the balance due in September 2022.

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in its subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations. The Company was in compliance with the covenants as of December 31, 2018.

The Agreement prohibits repayment of the Company’s subordinated debt, including the Notes, prior to the Term Loan and the Development Loans being paid in full. Of the principal amount of the Notes outstanding, $700,000 matures in late 2019, $650,000 matures in January 2020 and $650,000 matures in January 2023. Included in the January 2020 maturity at December 31, 2018 is a $50,000 Note which was converted, in January 2019, to common stock consistent with the terms of the Agreement. The remaining Notes that mature in 2019 and 2020 must either be converted to common stock, extended beyond the maturity of the senior debt or replaced with other like securities. The Company may not be able to accomplish any of those alternatives. If the Notes mature and the Company does not pay amounts due, it would cause a cross-default under the Agreement. The Company intends to extend or refinance with external capital the Notes maturing in 2019 and 2020. However, the Company may not be able to refinance its debt or sell additional debt or equity securities on favorable terms, or at all.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months, subject to the Company’s obtaining of external financing to refinance the $1.3 million of Notes maturing in 2019 and 2020. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing an aggressive franchising program for Noble Roman’s Craft Pizza & Pub restaurants. The Company intends to open additional Company-owned Craft Pizza & Pub restaurants in the future. Any additional location would likely require the Company to secure financing from external funding sources, which may not be available on favorable terms, if at all.

Except as noted below, the Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet. In February 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities. The effects on the Company’s financial statements have not yet been determined.

The Company does not believe these accounting pronouncements will have a material adverse effect on its financial condition or results of operations except for the new accounting for leasing will increase the Company’s total assets and total liabilities.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$7,143,452	$1,621,429	$2,392,858	$3,129,165	$-
Operating leases	6,439,458	614,846	1,332,307	2,086,874	2,405,431
Total	$13,582,910	$2,236,275	$3,725,165	$5,216,039	$2,405,431

(1) The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service and refinance its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors "above in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2018, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.1 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $48,000 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2017	2018
Current assets:
Cash	$461,068	$76,194
Accounts receivable - net	1,796,757	1,573,600
Inventories	779,989	962,783
Prepaid expenses	680,326	688,259
Total current assets	3,718,140	3,300,836

Property and equipment:
Equipment	2,533,848	2,872,494
Leasehold improvements	581,197	1,180,050
Construction and equipment in progress	558,602	119,340
	3,673,647	4,171,884
Less accumulated depreciation and amortization	1,372,821	1,399,435
Net property and equipment	2,300,826	2,772,449
Deferred tax asset	5,735,504	4,817,309
Deferred contract costs	-	698,935
Goodwill	278,466	278,466
Other assets including long-term portion of accounts receivable - net	6,851,697	3,808,957
Total assets	$18,884,633	$15,676,952
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable to bank	$754,173	$871,429
Accounts payable and accrued expenses	674,600	523,315
Total current liabilities	1,428,773	1,394,744

Long-term obligations:
Term loans payable to bank (net of current portion)	4,246,375	3,898,733
Convertible notes payable	1,131,982	1,539,204
Deferred contract income	-	698,935
Derivative warrant liability	503,851	-
Derivative conversion liability	925,561	-
Total long-term liabilities	6,807,769	6,136,872

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized,20,783,032 issued and outstanding as of December 31, 2017 and 21,583,032 issued and outstanding as of December 31, 2018)	24,322,885	24,739,482
Accumulated deficit	(13,674,794)	(16,594,146)
Total stockholders’ equity	10,648,091	8,145,336
Total liabilities and stockholders’ equity	$18,884,633	$15,676,952

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2016	2017	2018
Royalties and fees	$7,350,692	$6,798,213	$6,422,315
Administrative fees and other	42,402	45,730	53,443
Restaurant revenue-Craft Pizza & Pub	-	1,820,737	4,815,842
Restaurant revenue-non-traditional	443,391	1,173,728	1,156,347
Total revenue	7,836,485	9,838,408	12,447,947

Operating expenses:
Salaries and wages	996,303	925,648	997,011
Trade show expense	520,691	493,803	486,085
Travel expense	230,091	170,978	102,883
Other operating expenses	802,032	852,930	1,041,766
Restaurant expenses - Craft Pizza & Pub	-	1,389,410	3,909,142
Restaurant expenses - non-traditional	443,389	1,155,073	1,145,106
Depreciation and amortization	124,773	240,854	440,240
General and administrative	1,641,853	1,665,980	1,668,718
Total expenses	4,759,132	6,894,676	9,790,951
Operating income	3,077,353	2,943,732	2,656,996

Interest	615,685	1,474,027	655,203
Loss on restaurant discontinued	36,776	-	-
Change in fair value of derivatives	44,464	174,737	-
Adjust valuation of receivables	1,103,521	440,000	4,095,805
Income (loss) before income taxes from continuing operations	1,276,907	854,968	(2,094,012)
Income tax expense	487,880	4,146,459	930,397
Net income (loss) from continuing operations	789,027	(3,291,491)	(3,024,409)

Loss from discontinued operations net of tax benefit of $1,026,277 for 2016, $57,431 for 2017 and $12,200 for 2018	(1,659,867)	(93,436)	(37,800)
Net loss	$(870,840)	$(3,384,927)	$(3,062,209)
Earnings (loss) per share - basic:
Net income (loss) from continuing operations	$.04	$(.16)	$(.14)
Net loss from discontinued operations net of tax benefit	$(.08)	$(.00)	$.00
Net loss	$(.04)	$(.16)	$(.14)
Weighted average number of common shares outstanding	20,781,886	20,783,032	21,249,607

Diluted earnings (loss) per share:
Net income (loss) from continuing operations (1)	$.04	$(.16)	$(.14)
Net loss from discontinued operations net of tax benefit	$( .08)	$(.00)	$.00
Net loss (1)	$( .04)	$(.16)	$(.14)
Weighted average number of common shares outstanding	21,208,173	25,704,286	26,094,292

(1) In 2017 and 2018, net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total

Balance at December 31, 2015	20,775,921	$24,294,002	$(9,419,027)	$14,874,975

2016 net loss			(870,840)	(870,840)

Cashless exercise of employee stock option	7,111

Amortization of value of stock options		14,295		14,295

Balance at December 31, 2016	20,783,032	$24,308,297	$(10,289,867)	$14,018,430

2017 net loss			(3,384,927)	(3,384,927)

Amortization of value of stock options		14,588		14,588

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

2018 net loss			(3,062,209)	(3,062,209)

Remove derivatives in accordance with ASU 2017-11			142,857	142,857
Amortization of value of stock options		16,597		16,597
Conversion of convertible notes to common stock	800,000	400,000		400,000

Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2016	2017	2018
Net loss	$(870,840)	$(3,384,927)	$(3,062,209)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	166,681	604,481	558,277
Deferred income taxes	(538,348)	3,886,366	918,195
Change in fair value of derivatives	44,464	174,737	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	131,217	(575,302)	223,157
Inventories	(244,898)	(25,572)	(106,539)
Prepaid expenses	104,802	112,028	(7,933)
Other assets including long-term portion of accounts receivable	150,885	(1,084,680)	3,059,197
Increase (decrease) in:
Accounts payable and accrued expenses	(473,916)	585,869	(101,286)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,529,953)	293,000	1,480,859

INVESTING ACTIVITIES
Purchase of property and equipment	(364,035)	(1,372,674)	(1,161,168)
NET CASH USED BY INVESTING ACTIVITIES	(364,035)	(1,372,674)	(1,161,168)

FINANCING ACTIVITIES
Payment of principal outstanding on former bank loan	(601,081)	(1,366,454)	-
Payment of principal on Super G loan	(78,976)	(2,066,283)	-
Payment of principal on First Financial Bank loan	-	(160,714)	(812,292)
Payment of principal on Kingsway America loan	-	(600,000)	-
Net proceeds from new financings net of closing costs	3,210,509	5,792,132	157,727
Net proceeds (repayment of) from officers loans	135,000	(310,000)	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	2,665,452	1,288,681	(654,565)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(487,557)	(225,867)	(50,000)

Increase (decrease) in cash	283,907	(16,860)	(384,874)
Cash at beginning of year	194,021	477,928	461,068
Cash at end of year	$477,928	$461,068	$76,194

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In 2016, options to purchase 20,000 shares at $.58 per share were exercised and the holder received 7,111 shares of common stock pursuant to the cashless exercise provision of the option.

The Company acquired two restaurants from franchisees during the fourth quarter of 2016, in exchange for $131,417 of equipment, $17,298 of inventory and $427,181 in accounts payable and accrued expenses.

During 2018, holders of $400,000 of Notes converted the Notes to 800,000 shares of common stock, in accordance with the terms of the Notes.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements Noble Roman’s, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company, with two wholly-owned subsidiaries, sells and services franchises and licenses and operates Company-owned foodservice locations for one non-traditional location and four traditional restaurants called Craft Pizza & Pub under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs". Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries.

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

Property and Equipment: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from five years to 20 years. Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease including likely renewals. Construction and equipment in progress are stated at cost for leasehold improvements, equipment for a new restaurant being constructed and for pre-opening costs of any restaurant not yet open as of the date of the statements.

Cash and Cash Equivalents: Includes actual cash balance. The cash is not pledged nor are there any withdrawal restrictions.

Advertising Costs: The Company records advertising costs consistent with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”)“Other Expense” topic and “Advertising Costs” subtopic. This statement requires the Company to expense advertising production costs the first time the production material is used.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. For 2018, the Company utilized multiple forms of analysis in assessing the amount it might collect from its total receivables related to former franchisees of the non-traditional franchise and selected a conservative outcome for its estimate of accounts receivable that will be collected. The Company records a valuation allowance in a sufficient amount to adjust the accounts receivables value to reflect this estimate. As any accounts are individually determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.), they are charged off against the valuation allowance. The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The unamortized debt issuance cost at December 31, 2018 was $834,000.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2018, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees: Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee. Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors. Administrative fees are recognized as income monthly as earned. The Company adopted Accounting Standards Update 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants. However, initial franchise fees and related contract costs are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years. The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traidtional franchise is intended to defray and inital contract cost, and the franchise fees and contract costs initally incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company evaluated its deferred tax asset and determined that $1,422,960 of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, which increased the Company’s tax expense for 2018 and reduced the deferred tax credit on the balance sheet. As of December 31, 2018, the net operating loss carry-forward was approximately $15 million which expires between the years 2019 and 2036. As a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), the Company reduced the carrying value of the tax impact of the net operating loss carry-forward to reflect the new highest corporate income tax rate of 21% versus the old rate of 34%.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2016, 2017and 2018. The Company’s federal and various state income tax returns for 2015 through 2018 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2016:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss per share – basic
Net loss	$(870,840)	20,781,886	$(.04)
Effect of dilutive securities
Options	-	32,845
Convertible notes	-	393,442
Diluted loss per share
Net loss	$(870,840)	21,208,173	$(.04)

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2017:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss per share – basic
Net loss	$(3,384,927)	20,783,032	$(.16)
Effect of dilutive securities
Options	-	222,624
Convertible notes	345,208	4,698,630
Diluted loss per share
Net loss (1)	$(3,039,719)	25,704,286	$(.16)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2018:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss per share – basic
Net loss	$(3,062,209)	21,249,607	$(.14)
Effect of dilutive securities
Options	-	511,260
Convertible notes	213,125	4,333,425
Diluted loss per share
Net loss (1)	$(2,849,084)	26,094,292	$(.14)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report on Form 10-K. In January 2019, the holder of a Note in the principal amount of $50,000 converted the Note into 100,000 shares of Common Stock in accordance with the terms of the Note.

No subsequent event required recognition or disclosure except as discussed above.

Note 2: Accounts Receivable

At December 31, 2017 and 2018, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2017 and 2018 will be collected. The allowance to reduce the receivables to anticipated net realizable value at December 31, 2017 was $1.5 million and at December 31, 2018 was $4.3 million.

Adjustments for the valuation of receivables has been $1.1 in 2016, $440,000 in 2017 and $4.1 million in 2018.

Note 3: Notes Payable

In September 2017, the Company entered into a loan agreement (the “Agreement”) with First Financial Bank (the “Bank”). The Agreement provides for a senior credit facility (the “Credit Facility”) to be provided by the Bank consisting of: (i) a term loan in the amount of $4.5 million (the “Term Loan”); and (ii) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. The Term Loan and the Development Line of Credit are being repaid monthly based on a seven-year term. All outstanding amounts owed under the Agreement mature on September 13, 2022.

Proceeds of the Term Loan were used to repay the Company’s existing indebtedness to BMO Harris Bank, Super G Capital, LLC and certain officers of the Company, to pay certain expenses related to the Credit Facility and the remainder used for general corporate purposes. All of the Development Line of Credit was used in the development of three Craft Pizza & Pub locations.

At December 31, 2018, the balance of the Credit Facility was comprised of:

Principal Due	$5,143,453
Unamortized Loan Closing Cost	(373,291)
Carrying Value	$4,770,162

The Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Agreement are secured by first priority liens on all of the Company’s and its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations.

The Agreement prohibits repayment of the Company’s subordinated debt, including the Notes (as defined below), prior to the Term Loan and the Development Loans being paid in full. Of the principal amount of the Notes outstanding, $700,000 matures in late 2019, $650,000 matures in January 2020 and $650,000 matures in January 2023. Included in the January 2020 maturity at December 31, 2018 is a $50,000 Note which was converted, in January 2019, to common stock consistent with the terms of the Agreement. The Notes that mature in 2019 and 2020 must either be converted to common stock, extended beyond the maturity of the senior debt or replaced with other like securities. The Company may not be able to accomplish any of those alternatives. If the Notes mature and the Company does not pay amounts due, it would cause a cross-default under the Agreement. The Company intends to extend or refinance with external capital the Notes maturing in 2019 and 2020. However, the Company may not be able to refinance its debt or sell additional debt or equity securities on favorable terms, or at all.

In the fourth quarter of 2016, the Company issued 32 Units, for a purchase price of $50,000 per Unit, or $1,600,000 in the aggregate and, in January 2017, the Company issued another 16 Units, or an additional $800,000 in the aggregate. Each $50,000 Unit consists of a convertible, subordinated, unsecured promissory note (the “Notes”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock, no par value per share. The Company issued Units to investors including the following related parties: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company ($150,000); and Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company ($200,000).

Interest on the Notes accrues at the annual rate of 10% and is payable quarterly in arrears. Generally, the Notes mature, and the Warrants expire, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes, $700,000 matures in late 2019, $650,000 matures in January 2020 and $650,000 matures in January 2023. Included in the January 2020 maturity at December 31, 2018 is a $50,000 Note which was converted, in January 2019, to common stock consistent with the terms of the Agreement.

Each holder of the Notes may convert them at any time into Common Stock of the Company at a conversion price of $0.50 per share (subject to anti-dilution adjustments). Subject to certain limitations, upon 30 days’ notice the Company may require the Notes to be converted into Common Stock if the daily average weighted trading price of the Common Stock equals or exceeds $1.50 per share for a period of 30 consecutive trading days. The Notes provide for customary events of default. The Notes are unsecured and subordinate to senior debt of the Company. Holders of $400,000 of the Notes have been converted to 800,000 shares of Common Stock prior to December 31, 2018 and another $50,000 of the Notes were converted to 100,000 shares of Common Stock in January 2019. In December 2018, all holders of the remaining Notes were offered an opportunity to extend the term of the Notes to January 2023 with all other conditions of the Notes remaining the same. Holders of $650,000 of the Notes have extended their Notes to mature on January 31, 2023.

The Warrants provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustments).Subject to certain limitations, the Company may redeem the Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

Divine Capital Markets LLC served as the placement agent for the offering of the Units (the “Placement Agent”). In consideration of the Placement Agent’s services, the Placement Agent was paid a cash fee and expense allowance equal to 10% and 3%, respectively, of the gross proceeds of the offering, as well as warrants (the “Placement Agent Warrants”) for 10% of Units sold. Each Placement Agent Warrant allows the Placement Agent to purchase a Unit for $60,000.

The Company evaluated the Notes, Warrants and Placement Agent Warrants to determine if those contracts or embedded components of those contracts qualified as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. Due to the anti-dilution features in the contracts, commonly referred to as “down-round protection”, the contracts did not meet the scope exception for treatment as a derivative under ASC 815 for 2017. As such, the embedded conversion feature in the Notes, the Warrants and the Placement Agent warrants were considered derivative financial instruments in 2017.

The accounting treatment of derivative financial instruments required that the Company record these instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date in 2017. The changes in fair value were recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date during 2017.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11 which simplified the accounting for certain accounting instruments with down-round features. This update changed the classification analysis of certain equity-linked financial instruments such as warrants and imbedded conversion features such that a down-round feature is disregarded when assessing whether the instrument in indexed to an entity’s own stock. As a result of this change, in the quarter ended March 31, 2018, the Company removed all of the derivative accounting from its financial statements resulting in a gain of $142,857 recognized as accumulative adjustment to retained earnings on January 1, 2018.

Placement agent fees and other origination costs of the Notes are deducted from the carrying value of the Notes as original issue discount (“OID”). The OID is being amortized over the term of the Notes.

At December 31, 2018, the balance of the Notes is comprised of:

Face Value	$2,000,000
Unamortized OID	(460,796)
Carrying Value	$1,539,204

The Company used the net proceeds of the Notes to fund the opening of a Craft Pizza & Pub restaurant and for general corporate purposes.

Total cash and non-cash interest accrued on the Company’s debts in 2018 was $655,000 and in 2017 was $1.5 million.

Note 4: Royalties and Fees

Approximately $245,000, $242,000 and $305,000 are included in 2016, 2017 and 2018, respectively, royalties and fees in the Consolidated Statements of Operations for amortized initial franchise fees. Also included in royalties and fees were approximately $54,000, $44,000 and $74,000 in 2016, 2017 and 2018, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. Such incremental costs, including training, design and related travel cost to new franchisees. The deferred contract income and costs both approximated $592,000 on January 1, 2018 and $699,000 on December 31, 2018.

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

There were 2,854 franchised or licensed outlets in operation on December 31, 2017 and 2,894 on December 31, 2018. During 2018, there were 59 new franchised or licensed outlets opened and 19 franchised or licensed outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly reoffering them. Therefore, it is unknown of the 2,106 included in the December 31, 2018 count, how many grocery store licenses were actually operating at any given time.

Note 5: Contingent Liabilities for Leased Facilities

The Company is not contingently liable on any leased facilities.

The Company has future obligations of $6.4 million under current operating leases as follows: due in less than one year $615,000, due in one to three years $1.3 million, due in three to five years $2.1 million and due in more than five years $2.4 million.

Note 6: Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $5.7 million at December 31, 2017 and $4.8 million at December 31, 2018, which expires between the years 2019 and 2036. The net operating loss carry-forward is approximately $15 million to prevent the Company from having to pay income tax on the amount of that operating loss carry-forward, however the carrying value of that deferred tax asset was significantly reduced by the 2017 Tax Act which lowered the highest corporate income tax rate from 34% to 21%. In 2016, 2017 and 2018, the Company used deferred benefits to offset its tax expense of $488,000 and $442,000 and recorded a tax benefit of $503,000, respectively, and tax benefits from loss on discontinued operations of $1.0 million in 2016, $57,000 in 2017 and $12,000 in 2018, however the Company recorded a tax expense of $4.1 million in 2017 to lower the carrying value of the deferred tax credit as a result of the corporate tax rate being reduced from 34% to 21%, as explained above. The Company also recorded $1.4 million in additional tax in 2018 after evaluating its deferred tax asset and determined that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized. As a result of the loss carry-forwards, the Company did not pay any income taxes in 2016, 2017 and 2018. There are no other material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

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

During 2016 and 2017, the Company issued Notes in the aggregate principal amount of $2.4 million convertible to common stock within three years at the rate of $.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at $1.00 per share. During 2018, holders of $400,000 Notes were converted to 800,000 shares of common stock. In January 2019, one of the holders of the Notes converted a Note for $50,000 into 100,000 shares of Noble Roman’s common stock.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2018, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
46,500	$.58
155,000.58
1,400,000.58
31,000.58
143,667.58
227,500	1.00
252,500	1.00
312,500	1.00
300,000.53
35,000.50
395,000.51
345,000.623

As of December 31, 2018, options for 2,782,000 shares were exercisable.

The Company adopted the modified prospective method to account for stock option grants, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures which is based on historical forfeitures.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2016, 2017 and 2018:

Expected volatility	30% to 20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.4% to 2.82%

The following table sets forth the number of options outstanding as of December 31, 2015, 2016, 2017and 2018 and the number of options granted, exercised or forfeited during the years ended December 31, 2016, 2017 and2018:

Balance of employee stock options outstanding as of 12/31/15	2,657,667
Stock options granted during the year ended 12/31/16	395,000
Stock options exercised during the year ended 12/31/16	(20,000)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee stock options outstanding as of 12/31/16	2,957,667
Stock options granted during the year ended 12/31/17	410,500
Stock options exercised during the year ended 12/31/17	0
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee stock options outstanding as of 12/31/17	3,334,167
Stock options granted during the year ended 12/31/18	415,000
Stock options exercised during the year ended 12/31/18	0
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee stock options outstanding as of 12/31/18	3,643,667

The following table sets forth the number of non-vested options outstanding as of December 31, 2015, 2016, 2017 and 2018, and the number of stock options granted, vested and forfeited during the years ended December 31, 2016, 2017 and 2018.

Balance of employee non-vested stock options outstanding as of 12/31/15	730,501
Stock options granted during the year ended 12/31/16	395,000
Stock options vested during the year ended 12/31/16	(258,833)
Stock options forfeited during the year ended 12/31/16	(75,000)
Balance of employee non-vested stock options outstanding as of 12/31/16	791,668
Stock options granted during the year ended 12/31/17	410,500
Stock options vested during the year ended 12/31/17	(418,333)
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee non-vested stock options outstanding as of 12/31/17	749,835
Stock options granted during the year ended 12/31/18	415,000
Stock options vested during the year ended 12/31/18	(337,499)
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee non-vested stock options outstanding as of 12/31/18	721,836

During 2018, employee stock options were granted for 415,000 shares, and options for 105,500 shares were forfeited. At December 31, 2018, the weighted average grant date fair value of non-vested options was $.558 per share and the weighted average grant date fair value of vested options was $.70 per share. The weighted average grant date fair value of employee stock options granted during 2016 was $.53, during 2017 was $.51 and during 2018 was $.623. Total compensation cost recognized for share-based payment arrangements was $14,295 with a tax benefit of $5,497 in 2016, $14,588 with a tax benefit of $5,808 in 2017 and $16,597 with a tax benefit of $3,983 in 2018. As of December 31, 2018, total unamortized compensation cost related to options was $27,925, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets except:

On February 25, 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities. This will have the effect of increasing the value of the assets and liabilities of the Company but will have no material effect on the Consolidated Statement of Operations.

In May 2014, the FASB issued ASU 2014-09 regarding Revenue From Contract With Customers. The new standard became effective in January 2018.This change had no material impact on the financial statements since the deferred franchise fees are approximately equal to the deferred cost.

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

The Company reported a net loss on discontinued operations of $1.7 million in 2016, as the Company made the decision to discontinue the stand-alone take-n-bake concept and devote its efforts to its next generation stand-alone prototype, Noble Roman’s Craft Pizza & Pub. As a result of that decision, the Company charged off all assets related to those discontinued operations.

The Company reported a net loss on discontinued operations of $93,000 in 2017. This consisted primarily of rent and other costs related to a location that was part of the discontinued operations of 2008.

The Company reported a net loss on discontinued operations of $37,800 in 2018. This consisted of rent related to a location that was a part of the discontinued operations of 2008. The obligation of rent on this location has been completed and no further loss is expected. There are no known contingencies with regard to the 2008 discontinued operations that are expected to result in any loss.

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

Of the 48 units sold in the private placement which began in October 2016, three units were purchased by Paul W. Mobley, Executive Chairman, and four units were purchased by Marcel Herbst, Director. Each unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all done on the same terms and conditions as all of the independent investors who purchased the other 41 units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $650,000 of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
2018	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$3,043	$3,275	$3,177	$2,953
Operating income	541	714	703	699
Valuation allowance for receivables	(2,800)	(1,296)	-	-
Net income (loss) before income taxes from continuing operations	(2,428)	(755)	550	539
Net income (loss) from continuing operations	(3,277)	(562)	412	403
Loss from discontinued operations	(38)	-	-	-
Net income (loss)	(3,315)	(562)	412	403
Net income (loss) from continuing operations per common share
Basic	(.15)	(.03)	.02	..02
Diluted (1)	(.15)	(.02)	.02	.02
Net income (loss) per common share
Basic	(.15)	(.03)	.02	.02
Diluted (1)	(.15)	(.02)	.02	.02

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

	Quarter Ended
2017	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$2,646	$2,513	$2,466	$2,213
Operating income	794	761	739	649
Valuation allowance for receivables	(90)	(350)	-	-
Change in fair value of derivatives	458	(930)	315	(18)
Net income (loss) before income taxes from continuing operations	909	(1,120)	755	311
Net income (loss) from continuing operations	(3,017)	(1,047)	581	193
Loss from discontinued operations	36	(129)	-	-
Net income (loss)	(2,981)	(1,177)	581	193
Net income (loss) from continuing operations per common share
Basic	(.14)	(.05)	.03	.01
Diluted (1)	(.14)	(.05)	.02	.01
Net income (loss) per common share
Basic	(.14)	(.06)	.03	.01
Diluted (1)	(.14)	(.06)	.02	.01

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have a an anti-dilutive effect.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC.
Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC.(the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2019

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A.Scott Mobley, the Company’s President and Chief Executive Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information concerning this item is included under captions “Election of Directors,”“Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this item is included under the captions “Executive Compensation,”“Director Compensation” and “Compensation Committee Interlocks and Insider Participation" in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is included under the caption “Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Noble Roman's Inc. and Subsidiaries are included in Item 8:

Exhibits

Exhibit Number1	Description
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

3.7
Articles of Amendment of the Articles of Incorporation of the Registrant effective February 7, 2017, filed as Exhibit 3.7 to the Registrant’s Registration on Form S-1 (SEC File No.332-217442) filed April 25, 2017, is incorporated herein by reference.

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

10.3
Loan Agreement dated as of September 13, 2017 by and between Noble Roman’s, Inc. and First Financial, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 19, 2017, is incorporated herein by reference.

10.4	Term note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed November 14, 2017, is incorporated herein by reference.
10.5	Development line note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed November 14, 2017, is incorporated herein by reference.
10.6	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.
10.7	Form of 10% Convertible Subordinated Unsecured note filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 27, 2017, is incorporated herein by reference.
10.8
Form of Redeemable Common Stock Purchase Class A Warrant filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

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

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)
31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. Certification under Section 1350
32.2	C.F.O. Certification under Section 1350
101	Interactive Financial Data

* Management contract for compensation plan..

ITEM 16. FORM 10-K SUMMARY

None.

1Note to Draft: Confirm hyperlinks will be added at filing.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive Officer

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ A. Scott Mobley
A. Scott Mobley
President, and Chief Executive Officer and Director

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

NOBLE ROMAN'S, INC.

March 27, 2019	By:	/s/ Marcel Herbst
Marcel Herbst
Director