Form 10-Q
period 2019-03-31
NOBLE ROMANS INC
filed 2019-05-15
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

6612 E. 75th Street, Suite 450 Indianapolis, Indiana	46250
(Address of principal executive offices)	(Zip Code)

(317) 634-3377
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes _X_ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ____ Non-Accelerated Filer ___ Emerging Growth Company ____	Accelerated Filer __ Smaller Reporting Company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 13, 2019, there were 21,683,032 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2018 and March 31, 2019 (unaudited)	Page 4
Condensed consolidated statements of operations for the three-month periods ended March 31, 2018 and 2019 (unaudited)	Page 5
Condensed consolidated statements of changes in stockholders' equity for the three-month periods ended March 31, 2019 and March 31, 2018 (unaudited)	Page 6
Condensed consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2019 (unaudited)	Page 7
Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2018	March 31, 2019
Current assets:
Cash	$76,194	$145,791
Accounts receivable - net	1,573,600	1,560,958
Inventories	962,783	929,698
Prepaid expenses	688,259	720,515
Total current assets	3,300,836	3,356,962

Property and equipment:
Equipment	2,872,494	2,878,293
Leasehold improvements	1,180,050	1,180,637
Construction and equipment in progress	119,340	109,815
	4,171,844	4,168,745
Less accumulated depreciation and amortization	1,399,435	1,474,003
Net property and equipment	2,772,449	2,694,742
Deferred tax asset	4,817,309	4,666,910
Deferred contract cost	698,935	698,935
Goodwill	278,466	278,466
Operating lease right of use assets	-	4,475,106
Other assets including long-term portion of receivables - net	3,808,957	4,050,439
Total assets	$15,676,952	$20,221,560

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$871,429
Accounts payable and accrued expenses	523,315	253,271
Current portion of operating lease liability	-	312,739
Total current liabilities	1,394,744	1,437,439

Long-term obligations:
Term loans payable to bank (net of current portion)	3,898,733	3,705,579
Convertible notes payable	1,539,204	1,496,906
Operating lease liabilities - net of short-term portion	-	4,263,420
Deferred contract income	698,935	698,935
Total long-term liabilities	6,136,872	10,164,840

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 21,583,032 issued and outstanding as of December 31, 2018 and 21,683,032 as of March 31, 2019)	24,739,482	24,789,482
Accumulated deficit	(16,594,146)	(16,170,201)
Total stockholders' equity	8,145,336	8,619,281
Total liabilities and stockholders’ equity	$15,676,952	$20,221,560

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31,
	2018	2019
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,108,423	$1,142,614
Restaurant revenue - company-owned non-traditional	288,116	170,502
Franchising revenue - non-traditional	1,541,879	1,593,014
Administrative fees and other	14,245	16,619
Total revenue	2,952,663	2,922,749

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	865,499	1,010,919
Restaurant expenses - company-owned non-traditional	283,856	153,709
Franchising expenses - non-traditional	649,096	494,712
Total operating expenses	1,798,451	1,659,340

Depreciation and amortization	72,503	93,600
General and administrative expenses	382,280	416,248
Total expenses	2,253,234	2,169,188
Operating income	699,429	753,561

Interest expense	160,288	126,903
Income before income taxes	539,141	626,658
Income tax expense	136,592	150,398
Net income	$402,549	$476,260

Earnings per share - basic
Net income	$.02	$.02
Weighted average number of common shares outstanding	20,869,689	21,671,921

Diluted earnings per share:
Net income	$.02	$.02
Weighted average number of common shares outstanding	26,389,740	25,584,889

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

Quarter Ended March 31, 2019:

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)

Net income for three months ended March 31, 2019			476,260	476,260

Conversion of convertible note to common stock	100,000	50,000	-	50,000

Balance at March 31, 2019	21,683,032	$24,789,482	$(16,170,201)	$8,619,281

Quarter Ended March 31, 2018:

	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

Remove derivatives in accordance with ASU 2017-11		303,751	(160,893)	142,858

Net income for three months ended March 31, 2018			402,549	402,549

Conversion of convertible note to common stock	200,000	100,000	-	100,000

Balance at March 31, 2018	20,983,032	$24,726,636	$(13,433,138)	$11,293,498

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2018	2019
Net income	$402,549	$476,260
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,781	126,005
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	-	11,897
Deferred income taxes	136,592	150,398
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,067)	12,642
Inventories	(13,173)	13,085
Prepaid expenses	(7,249)	(32,526)
Other assets including long-term portion of receivables	34,755	(178,450)
Increase (decrease) in:
Accounts payable and accrued expenses	(119,926)	(275,967)
NET CASH PROVIDED BY OPERATING ACTIVITIES	534,262	303,344

INVESTING ACTIVITIES
Purchase of property and equipment	(605,705)	(15,890)
NET CASH USED IN INVESTING ACTIVITIES	(605,705)	(15,890)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(160,714)	(217,857)
Payment of additional closing costs	(13,717)	-
NET CASH USED BY FINANCING ACTIVITIES	(174,431)	(217,857)

DISCONTINUED OPERATIONS Payment of obligations from discontinued operations	(15,000)	-

Increase (decrease) in cash	(260,874)	69,597
Cash at beginning of period	461,068	76,194
Cash at end of period	$200,194	$145,791

Supplemental schedule of investing and financing activities Cash paid for interest	$136,420	$135,123

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies form those disclosed in its Annual Report on Form 10-K except for those policies described below in relation to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets ("ROU"), and lease liability obligations are included in the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes in the lease payments made excludes lease incentives and lease direct costs. The Company's lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Note 2 – Royalties and fees included initial franchise fees of $69,500 for the three-month period ended March 31, 2018, and $94,500 for the three-month period ended March 31, 2019. Royalties and fees included equipment commissions of $24,500 for the three-month period ended March 31, 2018, and $20,000 for the three-month period ended March 31, 2019. Royalties and fees, less amortized initial franchise fees and equipment commissions, were $1.4 million for the three-month period ended March 31, 2018, and $1.5 million for the three-month period ended March 31, 2019. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

In accordance with (ASU) 2014-09, the Company adopted revenue and expense recognition as described in ASU 2014-09 effective January 2018. Initial franchise fees and related contract costs are deferred and amortized on a straight-line basis over the term of the franchise agreement, generally five to 10 years.

The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and costs both approximated $699,000 on March 31, 2019.

At December 31, 2018 and March 31, 2019, the Company reported net accounts receivable from franchisees of $4.4 million and $4.6 million, respectively, which were both net of allowances of $4.3 million.

There were 2,894 franchises/licenses in operation on December 31, 2018 and 2,899 franchises/licenses in operation on March 31, 2019. During the three-month period ended March 31, 2019, there were eight new outlets opened and three outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,263 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2018:

	Three Months Ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$402,549	20,869,689	$.02

Effect of dilutive securities
Options and warrants	-	920,051
Convertible notes	65,168	4,600,000	____

Diluted earnings per share
Net income per share with assumed conversions	$467,717	26,389,740	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2019:

	Three Months Ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$476,260	21,671,921	$.02

Effect of dilutive securities
Options and warrants	-	1,857
Convertible notes	48,750	3,911,111	____

Diluted earnings per share
Net income per share with assumed conversions	$525,010	25,584,889	$.02

Note 4 - Other assets as of March 31, 2019, include security deposits of $13,600, cash surrender value of life insurance in the amount of $199,000, long-term franchisee receivables in the amount of $3.7 million which is net after a $4.0 million valuation allowance.

Long-term receivable from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under the Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection costs totaling approximately $2.4 million which adds to the receivables in accordance with the agreements and some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services pizza-focused foodservice franchises and licenses under the trade name “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs”. It also currently operates one Company-owned non-traditional Noble Roman's Pizza location in a hospital and four Company-owned Craft Pizza & Pub restaurants. The Company's concepts’ feature high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

To facilitate accelerated growth in the future, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Craft Pizza & Pub locations in 2017 and added two additional locations in 2018. In 2018, the Company added $4.8 million in revenue from the Company-owned Craft Pizza & Pub locations which had an operating margin contribution to Noble Roman's in excess of $900,000. The first franchised Craft Pizza & Pub opened on May 2, 2019 in Lafayette, Indiana with record-breaking sales volumes. One other franchise location is under development with an anticipated opening occuring during the Fall of 2019. Since 1997, the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising and licensing non-traditional locations and currently has a significant backlog of franchises sold but not yet opened, combined with an active base of qualified prospects for additional locations.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital and Noble Roman’s, Inc. owns and operates four Craft Pizza & Pub locations. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept.

References in this report to the “Company” and to "Noble Roman's" are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made to order using fresh ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time three additional Craft Pizza & Pubs have been opened as Company-owned restaurants. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

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

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dust & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of condiments and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s self-serve root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are a large number of giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s earlier days.

Noble Roman’s Pizza for Non-Traditional Locations

Noble Roman's franchised and licensed non-traditional locations are designed to bring high-quality, pizza-focused foodservice into underlying establishments that have a captive audience or high customer counts associated with their business. Examples of these venues include convenience stores, hospitals, entertainment facilities, military bases, bowling centers and other similar facilities. Noble Roman's, for non-traditional locations, range in scope from relatively small operations focused on quick meals and impulse food purchases to elaborate, full-scale restaurant operations depending on the facility and the goals of the individual franchisee or licensee.

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

Business Operations

Distribution

The Company’s proprietary ingredients are manufactured pursuant to the Company’s recipes and specifications by third-party manufacturers under contracts between the Company and its various manufacturers. These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved third-party distributors at prices negotiated between the Company and the manufacturer.

At present, the Company has third-party distributors strategically located throughout the United States. The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributors, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with numerous grocery store distributors located in various parts of the country which agree to buy the Company’s ingredients from one of the Company’s primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

Franchising

The Company sells franchises for both non-traditional and traditional locations.

The initial franchise fees are as follows:

Franchise Format	Non-Traditional, Except Hospitals	Hospitals	Craft Pizza & Pub
Noble Roman’s Pizza	$ 7,500	$10,000	$30,000 (1)

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

Description	Three Months ended March 31, 2018 2019
Revenue	$1,108,423	100%	$1,142,614	100%
Cost of sales	245,036	22.1	237,675	20.8
Salaries and wages	349,124	31.5	365,981	32.0
Facility cost including rent, common area and utilities	174,835	15.8	200,607	17.6
Packaging	28,970	2.6	41,318	3.6
All other operating expenses	67,534	6.1	165,338	14.5
Total expenses	865,499	78.1	1,010,919	88.5
Margin contribution	$242,924	21.9%	$131,695	11.5%

Margin contribution from this venue was decreased $11,897 for non-cash expense related to the adoption of ASU 2016-02 accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's non-traditional franchising venue and the percent relationship to its revenue:

Description	Three Months ended March 31, 2018 2019
Royalties and fees non-traditional franchising	$1,108,658	71.9%	$1,287,178	80.8%
Royalties and fees non-traditional grocery	433,221	28.1	305,836	19.2
Total non-traditional revenue	1,541,879	100.0	1,593,014	100.0
Salaries and wages	267,968	17.4	195,626	12.3
Trade show expense	120,772	7.8	105,094	6.6
Insurance	74,749	4.8	109,924	6.9
Travel and auto	47,833	3.1	27,549	1.7
All other operating expenses	137,774	8.9	56,519	3.5
Total expenses	649,096	42.0	494,712	31.0
Margin contribution	$892,783	58.0%	$1,098,302	69.0%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Three Months ended March 31, 2018 2019
Revenue	$288,116	100%	$170,502	100%
Cost of sales	98,765	34.3	63,947	37.5
Salaries and wages	121,688	42.2	53,791	31.5
Rent	28,999	10.1	16,165	9.5
Packaging	9,200	3.2	4,879	2.9
All other operating expenses	25,204	8.7	14,927	8.7
Total expenses	283,856	98.5	153,709	90.1
Margin contribution	$4,260	1.5%	$16,793	9.9%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue grew from $1.11 million to $1.14 million primarily because of an additional restaurant opened in June 2018, however that was mostly offset by highly unusual and extreme winter weather conditions in Indiana during the months of January and February 2019. Total revenue in January was $337,000, in February $356,000 and in March $450,000. Revenue increased with the return of more normal weather conditions experienced in March.

Cost of sales improved to 20.8% compared to 22.1% in the comparable period last year. This improvement was the result of gained efficiency as the restaurants matured and as the staff gained experience.

Salaries, wages and other operating costs increased from 56.0% to 67.7% as a result of low revenue in January and February due to weather, as explained in the paragraph above.

Gross margin contribution decreased from 21.9% to 11.5% for the quarter compared to the comparable period last year as a result of the impact of severe winter weather on revenue, as explained above. The actual gross margin contribution in January was 4.0%, in February was 10.8% and in March was 20.5%, as revenue trended to normal levels with the return of more normal weather conditions experienced in March. The non-cash expense for adopting to ASU 2016-02 accounting for operating leases, which became effective after January 1, 2019 for publicly reporting companies, decreased the margin from 12.6% to 11.5%.

Franchising Non-Traditional Locations

Total revenue from this venue grew from $1.5 million to $1.6 million in the three-month period ended March 31, 2019 compared to the comparable period in 2018. Royalties and fees from non-traditional franchising grew from $1.1 million to $1.3 million, which was partially offset by a decrease in fees from non-traditional grocery store take-n-bake, which decreased from $400,000 to $300,000. The increase in royalties and fees from non-traditional franchising was the result of adding new locations and some openings in different regions of the country which reported higher than average volumes. The decrease in fees from non-traditional grocery store take-n-bake reflected the Company's decision to not focus on the grocery stores at this time because that venue tends to be counter-cyclical and is more effective in a weaker economy. Since 2014, the Company has periodically audited the reporting of sales for computing royalties by non-traditional franchisees and plans to continue to do so periodically in the future, the effect of which is unknown. When the audits are performed, the Company estimates franchise sales based on product purchases as reflected on distributor reports and, where under-reporting is identified, the Company has invoiced franchisees on the unreported amounts.

Salaries and wages, trade show expense and other operating costs decreased from $649,000 to $495,000 for the three-month period ended March 31, 2019 compared to the comparable period in 2018. In January, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its missions with fewer people and lower costs in general. These efforts are reflected in the $154,000 in decreased expenses during the three-month period ended March 31, 2019 and are expected to benefit results in future quarters.

Gross margin contribution from this venue increased to 69% from 58% in the three-month period ended March 31, 2019 compared to the comparable period in 2018.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased to $171,000 from $288,000 in the three-month period ended March 31, 2019 compared to the comparable period in 2018. The primary reason for this decrease was the Company operating three non-traditional locations in the three-month period ended March 31, 2018 compared to one location in the three-month period ended March 31, 2019. The two locations vacated in December 2018 were locations that the Company was only operating to the end of their contract terms. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Comparing the various expenses is not meaningful since they reflected different types of non-traditional locations. The total expenses were $154,000 for the three-month period ended March 31, 2019 compared to $284,000 for the comparable period in 2018. The primary reason for this decrease was two fewer locations operated by the Company in the three-month period ended March 31, 2019 compared to the comparable period in 2018.

Gross margin contribution from this venue increased to 9.9% from 1.5% in the three-month period ended March 31, 2019 compared to the comparable period in 2018. As discussed above, two of the locations being operated in 2018 were only being operated to the end of their contract terms.

Depreciation and amortization increased from 2.5% of total revenue to 3.2% of total revenue for the three-month period ended March 31, 2019 compared to the corresponding periods in 2018. The primary reason for the increase was the new Craft Pizza & Pub locations that opened in January 2018 and June 2018. Actual depreciation and amortization expense was $93,600 in the period ended March 31, 2019 compared to $72,503 for the corresponding period in 2018.

General and administrative expenses increased from 12.9% of total revenue to 14.2% of total revenue for the three-month period ended March 31, 2019 compared to the corresponding period in 2018. General and administrative expenses increased from $382,000 to $416,000. The increase was largely the result of audit and other professional expenses increasing by $34,000.

Operating income increased from $699,000 to $754,000 for the three-month period ended March 31, 2019 compared to the corresponding period in 2018. Operating income increased primarily due to franchising non-traditional locations increasing from $900,000 to $1.1 million for the three-month period ended March 31, 2019 compared to the corresponding period in 2018, but partially offset by the decrease in margin contribution from the Company-owned Craft Pizza & Pub locations primarily due to the record breaking severe winter weather conditions for Indiana during the months of January and February 2019.

Interest expense decreased from 5.4% of total revenue to 4.3% of total revenue for the three-month period ended March 31, 2019 compared to the corresponding period in 2018. Interest expense decreased from $160,000 to $127,000. The primary reason for the decrease was the continuing monthly payments of principal on the bank loans, and the conversion of $450,000 principal amounts of its subordinated convertible debt to common stock, partially offset by the increased interest rate on the Company's variable rate loans on the bank debt.

Net income before income tax increased to $627,000 from $539,000 for the three-month period ended March 31, 2019 compared to the corresponding period in 2018. Net income before taxes was significant as the Company will not pay any income taxes on approximately the next $15 million of taxable income.

Net income increased from $403,000 to $476,000 for the three-month period ended March 31, 2019 compared to the corresponding period in 2018.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company currently owns and operates four Craft Pizza & Pub locations of which two were opened in 2017 and two were opened in 2018. The Company is currently considering opening a few additional Craft Pizza & Pub locations over the next 18 months.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. The Company's first franchised Craft Pizza & Pub location opened on May 2, 2019, a second location is under development for an expected opening in the Fall of 2019 and another franchise agreement was recently signed.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 2.3-to-1 as of March 31, 2019 compared to 2.4-to-1 as of December 31, 2018.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible subordinated notes convertible to common stock at $.50 per share and due three years after issue date (the "Notes") and warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment (the "Warrants"). Notes in the principal amount of $450,000 have been converted to 800,000 shares of common stock and the holders of the Notes in the principal amount of $650,000 have extended the maturity of their Notes to January 2023. The Company's loan agreement with the Bank (as defined below) prohibits the Company from repaying any of the Notes until the senior debt is paid in full, however the loan agreement allows Note holders to convert the Notes to common stock at any time in accordance with the terms of the Notes. The remaining Notes that mature in 2019 and 2020 must either be converted to common stock, extended beyond the maturity of the senior debt or replaced with other like securities. The Company may not be able to accomplish any of those alternatives. If the Notes mature and the Company does not pay amounts due, it would cause a cross-default under the Agreement. The Company intends to extend or refinance with external capital the Notes maturing in 2019 and 2020. However, the Company may not be able to refinance its debt or sell additional debt or equity securities on favorable terms, or at all.

In September 2017, the Company entered into a loan agreement (the “Loan Agreement”) with First Financial Bank (the “Bank”). The Loan Agreement provides for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Loan Agreement mature in September 2022. The balance of the Credit Facility as of March 31, 2019 was $4.9 million.

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

The Loan Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Loan Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in its subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations. The Company is currently seeking to resolve a disagreement with the Bank regarding the interpretation of certain financial covenants in the Loan Agreement.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months, subject to the Company’s obtaining of external financing to refinance the $1.3 million of Notes maturing in 2019 and 2020. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Noble Roman’s Craft Pizza & Pub restaurants. Subject to availability of financing, the Company intends to open additional Company-owned Craft Pizza & Pub restaurants in the future. Any additional location would likely require the Company to secure financing from external funding sources, which may not be available on favorable terms, if at all.

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet. In February 2016, the FASB issued ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee recognizes operating lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. This new standard took effect on January 1, 2019 for public business entities and are reflected in the financial statements included herein.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to: resolution of a disagreement with the Bank over the interpretation of certain financial covenants and/or the Company's ability to service or refinance its debt, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2019, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.9 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $46,000 over the succeeding 12-month period.

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

10.10
First Amendment to the Registration Rights Agreement dated February 13, 2017, by and among the Registrant and the investors signatory thereto, filed as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference

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

NOBLE ROMAN'S, INC.

Date: May 15, 2019	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized officer and Principal Financial Officer)