Form 10-Q
period 2019-06-30
NOBLE ROMANS INC
filed 2019-08-14
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation)	35-1281154 (IRS Employer Identification No.)

6612 E. 75th Street, Suite 450 Indianapolis, Indiana (Address of principal executive offices)	46250 (Zip Code)

(317) 634-3377 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2019, there were 22,015,413 shares of Common Stock, no par value, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2018	June 30, 2019
Current assets:
Cash	$76,194	$231,824
Accounts receivable - net	1,573,600	1,784,207
Inventories	962,783	909,173
Prepaid expenses	688,259	680,409
Total current assets	3,300,836	3,605,613

Property and equipment:
Equipment	2,872,494	2,884,824
Leasehold improvements	1,180,050	1,180,637
Construction and equipment in progress	119,340	150,564
	4,171,884	4,216,025
Less accumulated depreciation and amortization	1,399,435	1,540,817
Net property and equipment	2,772,449	2,675,208
Deferred tax asset	4,817,309	4,527,604
Deferred contract cost	698,935	698,936
Goodwill	278,466	278,466
Operating lease right of use assets	-	4,384,022
Other assets including long-term portion of receivables - net	3,808,957	4,130,173
Total assets	$15,676,952	$20,300,022

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$871,429
Accounts payable and accrued expenses	523,315	108,824
Current portion of operating lease liability	-	333,763
Total current liabilities	1,394,744	1,314,016

Long-term obligations:
Term loans payable to bank (net of current portion)	3,898,733	3,512,425
Convertible notes payable	1,539,204	1,529,270
Operating lease liabilities - net of short-term portion	-	4,176,871
Deferred contract income	698,935	698,936
Total long-term liabilities	6,136,872	9,917,502

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 21,583,032 issued and outstanding as of December 31, 2018 and 21,915,413 as of June 30, 2019)	24,739,482	24,797,569
Accumulated deficit	(16,594,146)	(15,729,065)
Total stockholders' equity	8,145,336	9,068,504
Total liabilities and stockholders’ equity	$15,676,952	$20,300,022

See accompanying notes to condensed consolidated financial statements (unaudited).

 Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,245,942	$1,329,465	$2,354,365	$2,472,079
Restaurant revenue - company-owned non-traditional	291,526	160,020	579,642	330,522
Franchising revenue	1,633,352	1,620,208	3,175,231	3,213,222
Administrative fees and other	6,384	11,112	20,629	27,731
Total revenue	3,177,204	3,120,805	6,129,867	6,043,554

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	963,892	1,120,934	1,829,391	2,131,853
Restaurant expenses - company-owned non-traditional	288,831	153,109	572,687	306,818
Franchising expenses	685,142	544,814	1,334,238	1,039,526
Total operating expenses	1,937,865	1,818,857	3,736,316	3,478,197

Depreciation and amortization	100,253	76,446	172,756	170,045
General and administrative expenses	436,044	424,793	818,324	841,042
Total expenses	2,474,162	2,320,096	4,727,396	4,489,284
Operating income	703,042	800,709	1,402,471	1,554,270

Interest expense	153,365	220,268	313,653	347,171
Income before income taxes	549,677	580,441	1,088,818	1,207,099
Income tax expense	137,529	139,305	274,121	289,703
Net income	$412,148	$441,136	$814,697	$917,396

Earnings per share – basic:
Net income before income tax	$.03	$.03	$.05	$.06
Net income	$.02	$.02	$.04	$.04
Weighted average number of common shares outstanding	21,156,658	21,742,291	21,013,971	21,707,300

Diluted earnings per share:

Net income before income tax	$.02	$.02	$.04	$.05
Net income	$.02	$.02	$.03	$.04
Weighted average number of common shares outstanding	26,377,773	25,663,140	26,377,773	25,633,674

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total
Six Months Ended June 30, 2019::
Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336
Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)
Net income for six months ended June 30, 2019			917,396	917,396
Amortization of value of employee stock options		8,087		8,087
Cashless exercise of warrants	232,381
Conversion of convertible note to common stock	100,000	50,000	-	50,000
Balance at June 30, 2019	21,915,413	$24,797,569	$(15,729,065)	$9,068,504

	Common Stock Shares Amount		Accumulated Deficit	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	21,683,032	$24,789,482	$(16,170,201)	$8,619,281
Amortization of value of employee stock options		8,087		8,087
Net income for three months ended June 30, 2019			441,136	441,136
Cashless exercise of warrants	232,281	-	-	-
Balance at June 30, 2019	21,915,313	$24,797,569	$(15,729,065)	$9,068,504

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

	Common Stock Shares Amount	Accumulated Deficit	Total
Six Months Ended June 30, 2018:
Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091
Remove derivatives in accordance with ASU 2017-11			142,857	142,857
Net income for six months ended June 30, 2018			814,697	814,697
Amortization of value of employee stock options		14,158		14,158
Conversion of convertible note to common stock	400,000	200,000	-	200,000
Balance at June 30, 2018	21,183,032	$24,537,043	$(12,717,240)	$11,819,803

	Common Stock Shares Amount		Accumulated Deficit	Total
Three Months Ended June 30, 2018:
Balance at March 31, 2018	20,983,032	$24,726,636	$(13,433,138)	$11,293,498
Remove derivatives in accordance with ASU 2017-11		(303,751)	303,751
Net income for three months ended June 30, 2018			412,147	412,147
Amortization of value of employee stock options		14,158		14,158
Conversion of convertible notes to common stock	200,000	100,000	-	100,000
Balance at June 30, 2018	21,183,032	$24,537,043	$(12,717,240)	$11,819,803

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

OPERATING ACTIVITIES	Six Months Ended June 30, 2018	Six Months Ended June 30, 2019
Net income	$814,697	$917,396
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	234,817	238,942
Amortization of lease costs in excess of cash paid		21,228
Deferred income taxes	274,121	289,703
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(64,571)	(210,607)
Inventories	(50,127)	53,610
Prepaid expenses	(100,220)	7,850
Other assets	(66,359)	(235,698)
Increase (decrease) in:
Accounts payable and accrued expenses	(166,532)	(394,490)
NET CASH PROVIDED BY OPERATING ACTIVITIES	875,826	687,934

INVESTING ACTIVITIES
Purchase of property and equipment	(1,288,393)	(85,409)
NET CASH USED IN INVESTING ACTIVITIES	(1,288,393)	(85,409)

FINANCING ACTIVITIES
Payment of principal on bank loans	(360,119)	(446,895)
Proceeds from development loan	500,000	-
Payment of additional closing cost	(13,717)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	126,164	(446,895)
DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(30,000)	-

Increase (decrease) in cash	(316,403)	155,630
Cash at beginning of period	461,068	76,194
Cash at end of period	$144,665	$231,824

Supplemental schedule of investing and financing activities

Cash paid for interest     $ 223,504 $ 298,324

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

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K except for those policies described below in relation to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets ("ROU"), and lease liability obligations are included in the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes in the lease payments made and excludes lease incentives and lease direct costs. The Company's lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Note 2 – Franchising revenue included initial franchise fee amortization of $116,000 for the three-month period ended June 30, 2019 and $210,500 for the six-month period ended June 30, 2019 compared to $50,000 and $119,500 for the respective three-month and six-month periods ended June 30, 2018. Franchising revenue included equipment commissions of $8,000 and $28,000 for the respective three-month and six-month periods ended June 30, 2019, and $16,000 and $40,000 for the respective three-month and six-month periods ended June 30, 2018. Franchising revenue, less amortized initial franchise fees and equipment commissions, were $1.5 million and $3.0 million for the respective three-month and six-month periods ended June 30, 2019, and $1.6 million and $3.0 for the respective three-month and six-month periods ended June 30, 2018. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and costs both approximated $699,000 on June 30, 2019.

At December 31, 2018 and June 30, 2019, the Company reported net accounts receivable from former franchisees of $4.4 million and $4.9 million, respectively, which were both net of allowances of $4.3 million.

There were 2,894 franchises/licenses in operation on December 31, 2018 and 2,904 franchises/licenses in operation on June 30, 2019. During the six-month period ended June 30, 2019, there were 17 new outlets opened and seven outlets closed. In the ordinary course, grocery stores from time to time add the Company's licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,263 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018:

Three Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$412,148	21,156,658	$.02
Effect of dilutive securities
Options and warrants		794,740
Convertible notes	55,000	4,426,374
Diluted earnings per share
Net income	$467,148	26,377,772	$.02

Six Months Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$814,697	21,013,972	$.04
Effect of dilutive securities
Options and warrants		794,740
Convertible notes	112,500	4,569,061
Diluted earnings per share
Net income	$927,197	26,377,773	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2019:

Three Months Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$441,136	21,742,291	$.02
Effect of dilutive securities
Options and warrants		20,849
Convertible notes	48,750	3,900,000
Diluted earnings per share
Net income	$489,886	25,663,140	$.02

Six Months Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$917,396	21,707,300	$.04
Effect of dilutive securities
Options and warrants		20,849
Convertible notes	97,500	3,905,525
Diluted earnings per share
Net income	$1,014,896	25,633,674	$.04

Note 4 - Other assets as of June 30, 2019, include security deposits of $11,000, cash surrender value of life insurance in the amount of $199,000 and long-term franchisee receivables in the amount of $3.9 million which is net of a $4.3 million valuation allowance.

Long-term receivable from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under the Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection costs totaling approximately $1.9 million which adds to the receivables in accordance with the agreements. Some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report except that an additional $50,000 convertible note was converted to 100,000 shares of commons stock on August 6, 2019.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services pizza-focused foodservice franchises and licenses under the trade name “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs”. It also currently operates one Company-owned non-traditional Noble Roman's Pizza and Tuscano's Subs location in a hospital and four Company-owned Craft Pizza & Pub restaurants. The Company's concepts’ feature high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

To facilitate accelerated growth in the future, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Craft Pizza & Pub locations in 2017 and added two additional locations in 2018. In 2018, the Company added $4.8 million in revenue from the Company-owned Craft Pizza & Pub locations which had an operating margin contribution to Noble Roman's in excess of $900,000 in 2018. The first franchised Craft Pizza & Pub opened on May 2, 2019 in Lafayette, Indiana with record-breaking sales volumes. This franchisee purchased a franchise for his second location to be opened in West Lafayette, Indiana. One other franchise location is now under development with an anticipated opening occurring during the Fall of 2019. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising and licensing non-traditional locations and currently has a significant backlog of franchises sold but not yet opened, combined with an active pipeline of qualified prospects for additional locations.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital and Noble Roman’s, Inc. owns and operates four Craft Pizza & Pub locations. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept. The Company's growth plans contemplate refinancing its existing debt and accessing additional debt capital to fund development of five additional Company-owned Craft Pizza & Pub locations or a larger base to support continued franchising and further growth.

References in this report to the “Company” and to "Noble Roman's" are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made to order using high-quality ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time three additional Craft Pizza & Pubs have been opened as Company-owned restaurants and one franchised location opened. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of over 40 different toppings, cheeses and sauces from which to choose. Beer and wine are also featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate overhead and other costs. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising with qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations, especially convenience stores and entertainment centers.

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

At present, the Company utilizes third-party distributors strategically located throughout the United States. The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributors, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with various grocery store distributors around the country which agree to buy the Company’s ingredients from one of the Company’s primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

Description	Three Months ended June 30, 2018 2019				Six Months ended June 30, 2018 2019
Revenue	$1,245,942	100%	$1,329,465	100%	$2,354,365	100%	$2,472,079	100%
Cost of sales	277,609	22.3	278,048	20.9	522,578	22.2	515,723	20.8
Salaries and wages	377,074	30.2	379,695	28.6	726,198	30.8	745,676	30.2
Facility cost including rent, common area and utilities	156,804	12.6	209,093	15.7	282,340	12.0	409,700	16.6
Packaging	34,642	2.8	35,473	2.7	60,742	2.6	66,790	2.7
All other operating expenses	117,763	9.5	218,625	16.4	237,533	10.1	393,964	15.9
Total expenses	963,892	77.4	1,120,934	84.3	1,829,391	77.7	2,131,853	86.2
Margin contribution	$282,050	22.6%	$208,531	15.7%	$524,974	22.3%	$340,226	13.8%

Margin contribution from this venue was decreased $21,228 for non-cash expense related to the adoption of ASU 2016-02 accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

Description	Three Months ended June 30, 2018 2019				Six Months ended June 30, 2018 2019
Royalties and fees franchising	$1,276,978	78.2%	$1,335,297	82.4%	$2,387,636	75.2%	$2,622,475	81.6%
Royalties and fees grocery	356,374	21.8	284,911	17.6	789,595	24.8	590,747	18.4
Total royalties and fees revenue	1,633,352	100.0	1,620,208	100.0	3,175,231	100.0	3,213,222	100.0
Salaries and wages	260,848	16.0	175,789	10.8	528,816	16.7	371,415	11.6
Trade show expense	119,228	7.3	104,906	6.5	240,000	7.5	210,000	6.5
Insurance	74,273	4.5	65,768	4.0	149,022	4.7	175,692	5.5
Travel and auto	56,412	3.4	27,129	1.7	104,245	3.3	54,678	1.7
All other operating expenses	174,381	10.7	171,222	10.6	312,155	9.8	227,741	7.1
Total expenses	685,142	41.9	544,814	33.6	1,334,238	42.0	1,039,526	32.4
Margin contribution	$948,210	58.1%	$1,075,394	66.4%	$1,840,993	58.0%	$2,173,696	67.6%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Three Months ended June 30, 2018 2019				Six Months ended June 30, 2018 2019
Revenue	$291,526	100%	$160,020	100%	$579,642	100%	$330,522	100%
Cost of sales	100,831	34.6	62,741	39.2	199,596	34.4	126,688	38.3
Salaries and wages	78,699	27.0	54,041	33.8	200,387	34.6	107,833	32.6
Rent	29,595	10.1	15,163	9.5	58,594	10.1	31,329	9.5
Packaging	9,965	3.4	4,629	2.9	19,165	3.3	9,508	2.9
All other operating expenses	69,741	23.9	16,535	10.3	94,945	16.4	31,460	9.5
Total expenses	288,831	99.0	153,109	95.7	572,687	98.8	306,818	92.8
Margin contribution	$2,695	1.0%	$6,911	4.3%	$6,955	1.2%	$23,704	7.2%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue grew from $1.25 million to $1.33 million and from $2.35 million to $2.47 million for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. The primary reason for the increase was the result of an additional restaurant which opened in June 2018, however that was partially offset by the highly unusual extreme winter weather conditions in Indiana during the months of January and February 2019. Total revenue in January was $337,000, in February $356,000 and in March $450,000. Revenue increased with the return of more normal weather conditions experienced in March.

Cost of sales improved to 20.9% and 20.8% from 22.3% and 22.2%, respectively, for the three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. This improvement was the result of efficiency gained as the restaurants matured and as the staff gained experience. During the relevant periods in 2018, three restaurants were opened and only one restaurant had been opened for nearly a year.

Salaries and wages decreased to 28.6% and 30.2% from 30.2% and 30.8% for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. This improvement was the result of improved efficiency as the restaurants matured and as the staff gained experience. This gain was partially offset in the first three months of 2019 by the highly unusual extreme winter weather conditions in Indiana during the months of January and February 2019. Total revenue in January was $337,000, in February $356,000 and in March $450,000. Revenue increased with the return of more normal weather conditions experienced in March.

Facility cost including rent, common area maintenance and utilities increased to 15.7% and 16.6% from 12.6% and 12.0% of revenue for the respective three-month and six-month periods ending June 30, 2019 compared to the comparable periods in 2018. The primary reason for the significant increase was the increase in common area maintenance. In 2018, all four locations were operating in new strip centers based on the landlord's estimate of what the common area maintenance was going to be. When the estimates were reconciled with the actual costs, the Company had to pay common area maintenance in 2019 based on the actual cost in 2018. In two cases, the actual common area maintenance costs were double the landlord's estimate. In addition, the non-cash expense related to the adoption of ASU 2016-02 increased reported rent costs by $21,228.

All other costs and expenses increased to 19.1% and 18.6% from 12.3% and 12.7% of revenue for the respective three-month and six-month periods ending June 30, 2019 compared to the comparable periods in 2018. For the six-month period ended June 30, 2019 compared to the comparable period in 2018, insurance increased by 1.4% of sales, advertising increased by 1.9% of sales and delivery fees increased by 1.5% of sales. The insurance increase was a combination of price increases and magnified by the low sales in January and February due to the highly unusual and extreme weather conditions. The increase in advertising was a more normal level from the reduced level in 2018 during the period of new openings. The delivery fees were the result of adding delivery service by use of outside vendors which began during the harsh winter weather.

Gross margin contribution decreased to 15.7% and 13.8% from 22.6% and 22.3% of total revenue for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. A significant contributor to those margin decreases were the results of the impact of severe winter weather on revenue, as noted above. In addition, the margin contribution was also impacted by the unanticipated impact of facility costs primarily from an increase in common area maintenance fees and the addition of a non-cash expense as a result of the new accounting rules regarding leases.

Franchising Revenue and Expense

Total revenue from this venue was $1.6 million and $3.2 million in the respective three-month and six-month periods ended June 30, 2019 compared to approximately the same for the comparable periods in 2018. Royalties and fees from franchising grew to $1.34 million and $2.62 million in the respective three-month and six-month periods ended June 30, 2019 compared to $1.28 million and 2.39 million for the respective three-month and six-month periods ended June 30, 2018. This increase was partially offset by a decrease in royalties and fees from grocery store take-n-bake, which decreased to $285,000 and $591,000 from $356,000 and $790,000 for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. The increase in franchise fees and decrease in license fees from grocery stores reflects the change in emphasis on franchising over licensing to grocery stores to sell take-n-bake pizza because of the stronger economic conditions that exist today.

Total expenses for this venue, including salaries and wages, trade show expense and all other operating costs decreased to $545,000, or 33.6% of revenue, and $1.0 million, or 32.4% of revenue, from $685,000, or 41.9% of revenue and $1.3 million, or 42.0% of revenue for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. In January, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its objectives with fewer people and lower costs in general. These efforts resulted in the reduction of operating expenses, as discussed earlier in this paragraph. In addition, those reductions are expected to continue to benefit future results as well.

Gross margin increased to 66.4% and 67.6% from 58.1% and 58.0% for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. These increased margins were the direct results of the Company's in-depth review of its operations to find ways to minimize costs and still accomplish its mission. These higher margins are expected to continue in the future.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased to $160,000 and $331,000 from $292,000 and $580,000 for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. The primary reason for this decrease was the Company operating three non-traditional locations in the three-month and six-month periods ended June 30, 2018 compared to one location in the three-month and six-month periods ended June 30, 2019. The two locations vacated in December 2018 were locations that the Company was only operating to the end of their contract terms. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Comparing the various expenses is not meaningful since they reflected different types of non-traditional locations. The total expenses were $153,000 and $307,000 for the respective three-month and six-month periods ended June 30, 2019 compared to $289,000 and $573,000 for the comparable periods in 2018. The primary reason for this decrease was two fewer locations operated by the Company in the three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018.

Gross margin contribution from this venue increased to 4.3% and $7.2% from 1.0% and 1.2% in the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. As discussed above, two of the locations being operated in 2018 were only being operated to the end of their contract terms.

Depreciation and amortization decreased to 2.4% and 2.8% from 3.2% and 2.8% of total revenue for the respective three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018.

General and administrative expenses remained approximately the same for the three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018.

Operating income increased to $801,000 and $1.55 million from $703,000 and $1.40 million for the respective three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018. Operating income increased primarily due to the improved margins from the franchising venue, partially offset by decreased margins from the Craft Pizza & pub venue primarily attributable to highly unusual and extreme winter weather conditions in Indiana during the months of January and February 2019, plus the cost increases in common area maintenance fees, insurance, advertising and the non-cash expense due to the new accounting rules for leases.

Interest expense increased to $220,000 and $347,000 from $153,000 and $314,000 for the respective three-month and six-month periods ended June 30, 2019 compared to the comparable periods in 2018. The increase was the result of increased rate of interest on the Company's bank debt, partially offset by the decreased balance of the loans from the continued monthly amortization of principal.

Net income before income tax increased to $580,000 and $1.21 million from $550,000 and $1.09 million for the respective three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018. Net income before taxes is significant as the Company will not pay any income taxes on approximately the next $15 million of taxable income.

Net income increased to $441,000 and $917,000 from $412,000 and $815,000 for the respective three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018.

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

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub concept. The Company's first franchised Craft Pizza & Pub location opened on May 2, 2019, a second location is under development for an expected opening in the Fall of 2019 and another franchise agreement was recently signed.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 2.7-to-1 as of June 30, 2019 compared to 2.4-to-1 as of December 31, 2018.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible subordinated notes convertible to common stock at $.50 per share and due three years after issue date (the "Notes") and warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment (the "Warrants"). Notes in the principal amount of $500,000 have been converted to 1,000,000 shares of common stock and the holders of the Notes in the principal amount of $675,000 have extended the maturity of their Notes to January 2023. The Company's loan agreement with the Bank (as defined below) prohibits the Company from repaying any of the Notes until the senior debt is paid in full, however the loan agreement allows Note holders to convert the Notes to common stock at any time in accordance with the terms of the Notes. The remaining Notes, in the amount of $1.225 million, that mature in 2019 and 2020 must either be converted to common stock, extended beyond the maturity of the senior debt or replaced with other like securities. The Company may not be able to accomplish any of those alternatives. If the Notes mature and the Company does not pay amounts due, it would cause a cross-default under the Agreement. The Company intends to extend or refinance with external capital the Notes maturing in 2019 and 2020. However, the Company may not be able to refinance its debt or sell additional debt or equity securities on favorable terms, or at all.

In September 2017, the Company entered into a loan agreement (the “Loan Agreement”) with First Financial Bank (the “Bank”). The Loan Agreement provides for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Loan Agreement mature in September 2022. The balance of the Credit Facility as of June 30, 2019 was $4.7 million.

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

The Loan Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Loan Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in its subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations. The Company disagrees with the Bank regarding certain financial covenants in the Loan Agreement. The Company is considering refinancing its debt to access additional debt capital to add Company-owned Noble Roman's Craft Pizza & Pub locations.
As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the next 12 months, subject to the Company’s obtaining of external financing to refinance the $1.225 million of Notes maturing in 2019 and 2020, if not converted to capital stock. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Noble Roman’s Craft Pizza & Pub restaurants. Subject to availability of financing, the Company intends to open additional Company-owned Craft Pizza & Pub restaurants in the future. Any additional location would likely require the Company to secure financing from external funding sources, which may not be available on favorable terms, if at all.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to: resolution of a disagreement with the Bank over the interpretation of certain financial covenants and/or the Company's ability to service or refinance its debt, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate and manage costs of an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2019, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.7 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $44,000 over the succeeding 12-month period.

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

EXHIBIT INDEX

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

NOBLE ROMAN'S, INC.

Date: August __, 2019	By:	/s/ Paul W. Mobley
Paul W. Mobley
Chief Financial Officer and Principal