Form 10-Q
period 2019-09-30
NOBLE ROMANS INC
filed 2019-11-14
CIK 709005

  United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2019, there were 22,015,413 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page

	Condensed consolidated balance sheets as of December 31, 2018 and September 30, 2019 (unaudited)	3

	Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2019 (unaudited)	4

	Condensed consolidated statements of changes in stockholders' equity for the three-month ended September 30, 2019 and 2018 and nine-month periods ended Sptember 30, 2019 and 2018 (unaudited)	5

	Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2019 (unaudited)	7

	Notes to condensed consolidated financial statements (unaudited)	8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2018	September 30, 2019
Current assets:
Cash	$76,194	$274,404
Accounts receivable - net	1,573,600	841,034
Inventories	962,783	990,059
Prepaid expenses	688,259	726,459
Total current assets	3,300,836	2,831,956

Property and equipment:
Equipment	2,872,494	2,886,246
Leasehold improvements	1,180,050	1,180,637
Construction and equipment in progress	119,340	292,203
	4,171,884	4,359,086
Less accumulated depreciation and amortization	1,399,435	1,607,689
Net property and equipment	2,772,449	2,751,397
Deferred tax asset	4,817,309	4,481,550
Deferred contract cost	698,935	843,000
Goodwill	278,466	278,466
Operating lease right of use assets	-	4,291,625
Other assets including long-term portion of receivables - net	3,808,957	5,383,019
Total assets	$15,676,952	$20,861,013

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$871,429
Accounts payable and accrued expenses	523,315	368,351
Current portion of operating lease liability	-	333,763
Total current liabilities	1,394,744	1,573,543

Long-term obligations:
Term loans payable to bank (net of current portion)	3,898,733	3,285,100
Convertible notes payable	1,539,204	1,468,918
Operating lease liabilities	-	4,098,912
Deferred contract income	698,935	843,000
Total long-term liabilities	6,136,872	9,695,930

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 21,583,032 issued and outstanding as of December 31, 2018 and 21,915,413 as of September 30, 2019)	24,739,482	24,852,998
Accumulated deficit	(16,594,146)	(15,261,458)
Total stockholders' equity	8,145,336	9,591,540
Total liabilities and stockholders’ equity	$15,676,952	$20,861,013

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Revenue:
Restaurant revenue - company-owned restaurants	$1,308,890	$1,221,843	$3,663,255	$3,693,922
Restaurant revenue - company-owned non-traditional	283,135	169,422	862,777	499,944
Franchising revenue	1,656,074	1,681,951	4,831,305	4,895,173
Administrative fees and other	26,548	6,059	47,177	33,789
Total revenue	3,274,647	3,079,275	9,404,514	9,122,828

Operating expenses:
Restaurant expenses - company-owned restaurants	1,048,566	1,077,856	2,877,957	3,209,709
Restaurant expenses - company-owned non-traditional	279,079	157,652	851,766	464,470
Franchising expenses	673,468	509,029	2,007,706	1,548,555
Total operating expenses	2,001,113	1,744,537	5,737,429	5,222,734

Depreciation and amortization	125,399	66,872	298,155	236,918
General and administrative expenses	434,457	432,920	1,252,781	1,273,960
Total expenses	2,560,970	2,244,329	7,288,365	6,733,612
Operating income	713,676	834,946	2,116,149	2,389,217

Interest expense	172,639	219,674	486,292	566,845
Adjust valuation of receivables	1,295,805	-	1,295,805	-
Income (loss) before income taxes	(754,768)	615,272	334,052	1,822,369
Income tax expense	(192,491)	147,665	81,632	437,369
Net income (loss)	$(562,277)	$467,607	$252,420	$1,385,003

Earnings (loss) per share – basic:
Net income (loss) before income tax	$( .04)	$.03	$.02	$.08
Net income (loss)	$( .03)	$.02	$.01	$.06
Weighted average number of common shares outstanding	21,428,684	21,976,283	21,153,728	21,797,946

Diluted earnings (loss) per share:

Net income (loss) before income tax	$( .03)	$.03	$.01	$.08
Net income (loss)	$( .02)	$.02	$.01	$.06
Weighted average number of common shares outstanding	26,294,754	23,547,037	26,294,274	23,368,701

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Nine Months Ended September 30, 2019:

Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)

Net income for nine months ended September 30, 2019			1,385,003	1,385,003

Amortization of value of employee stock options		13,516		13,516

Cashless exercise of warrants	232,381

Conversion of convertible note to common stock	200,000	100,000	-	100,000

Balance at September 30, 2019	22,015,413	$24,852,998	$(15,261,458)	$9,591,540

Three Months Ended
September 30, 2019:
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2019	21,915,413	$24,797,569	$(15,729,065)	$9,068,504

Amortization of value of employee stock options		5,429		5,429

Net income for three months ended September 30, 2019			467,607	467,607

Conversion of convertible note to common stock	100,000	50,000	-	50,000

Balance at September 30, 2019	22,015,413	$24,852,998	$(15,261,458)	$9,591,540

See accompanying notes to condensed consolidated financial statements (unaudited

Nine Months Ended September 30, 2018:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2017	20,783,032	$24,322,885	$(13,674,794)	$10,648,091

Remove derivatives in accordance with ASU 2017-11			142,857	142,857

Net income for nine months ended September 30, 2018			252,420	252,420

Amortization of value of employee stock options		16,597		16,597

Conversion of convertible note to common stock	800,000	400,000	-	400,000

Balance at September 30, 2018	21,583,032	$24,739,482	$(13,279,517)	$11,459,965

Three Months Ended September 30, 2018:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2018	21,183,032	$24,537,043	$(12,717,240)	$11,819,803

Net loss for three months ended September 30, 2018			(562,277)	(562,277)

Amortization of value of employee stock options		2,439		2,439

Conversion of convertible notes to common stock	400,000	200,000	-	200,000

Balance at September 30, 2018	21,583,032	$24,739,482	$(13,279,517)	$11,459,965.

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

OPERATING ACTIVITIES	Nine Months Ended September 30,
	2018	2019
Net income	$252,420	$1,385,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433,139	334,138
Amortization of lease cost in excess of cash paid	-	85,668
Deferred income taxes	81,632	437,369
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(50,925)	(239,778)
Inventories	(56,479)	(27,276)
Prepaid expenses	(63,332)	(38,200)
Other assets including long-term portion of receivables	812,526	(512,981)
(Decrease) in:
Accounts payable and accrued expenses	(40,220)	(154,963)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,368,761	1,268,997

INVESTING ACTIVITIES
Purchase of property and equipment	(1,125,886)	(272,870)
NET CASH (USED) IN INVESTING ACTIVITIES	(1,125,886)	(272,870)

FINANCING ACTIVITIES
Net proceeds from First Financial term loans	500,000	-
Payment of principal - First Financial Bank	(594,434)	(797,897)
Additional loan closing cost	(332,110)	-
NET CASH (USED) BY FINANCING ACTIVITIES	(426,544)	(797,897)

DISCONTINUED OPERATIONS Payment of obligations from discontinued operations	(45,000)	-

Increase (decrease) in cash	(228,669)	198,210
Cash at beginning of period	461,068	76,194
Cash at end of period	$232,399	$274,404

Supplemental schedule of investing and financing activities

Cash paid for interest         $ 367,905 $ 460,931

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Note 2 – Franchising revenue included initial franchise fee amortization of $67,500 for the three-month period ended September 30, 2019 and $278,000 for the nine-month period ended September 30, 2019 compared to $97,000 and $216,500 for the respective three-month and nine-month periods ended September 30, 2018. Franchising revenue included equipment commissions of $29,500 and $57,500 for the respective three-month and nine-month periods ended September 30, 2019, and $22,000 and $62,500 for the respective three-month and nine-month periods ended September 30, 2018. Franchising revenue, less amortized initial franchise fees and equipment commissions, was $1.6 million and $4.6 million for the respective three-month and nine-month periods ended September 30, 2019, and $1.5 million and $4.6 for the respective three-month and nine-month periods ended September 30, 2018. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

In accordance with ASU 2014-09, the Company adopted revenue and expense recognition as described in ASU 2014-09 effective January 2018. Initial franchise fees and related contract costs are deferred and amortized on a straight-line basis over the term of the franchise agreement, generally five to 10 years.

The effect on comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those corresponding periods.

The deferred contract income and costs both approximated $843,000 on September 30, 2019.

At December 31, 2018 and September 30, 2019, the Company reported net accounts receivable from former franchisees of $4.4 million and $5.1 million, respectively, which were both net of allowances of $4.3 million and $4.0 million. Most of the accounts receivable from former franchisees in the net amount of $972,344 transferred from short-term to long-term as they are taking more than 12 months to collect.

There were 2,894 franchises/licenses in operation on December 31, 2018 and 2,911 franchises/licenses in operation on September 30, 2019. During the nine-month period ended September 30, 2019, there were 26 new outlets opened and nine outlets closed. In the ordinary course, grocery stores from time to time add the Company's licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,263 licensed grocery store units included in the counts above have left the system.

Note 3.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2018:

	Three Months Ended September 30, 2018
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(562,279)	21,428,684	$(.03)
Effect of dilutive securities
Options and warrants		711,722
Convertible notes	51,929	4,154,348
Diluted loss per share	$(510,350)	26,294,754	$(.03)
Net loss

	Nine Months Ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$252,420	21,153,728	$.01
Effect of dilutive securities
Options and warrants		711,722
Convertible notes	166,099	4,429,304
Diluted earnings per share
Net income	$418,519	26,294,754	$.02

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2019:

	Three Months Ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$467,607	21,976,283	$.02
Effect of dilutive securities
Options and warrants		20,775
Convertible notes	47,500	1,550,000
Diluted earnings per share	$515,107	23,547,058	$.02
Net loss

	Nine Months Ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,385,000	21,797,946	$.06
Effect of dilutive securities
Options and warrants		20,755
Convertible notes	145,000	1,550,000
Diluted earnings per share
Net income	$1,530,000	23,368,701	$.07

Note 4 - Other assets as of September 30, 2019, include security deposits of $11,000, cash surrender value of life insurance in the amount of $199,000 and long-term franchisee receivables in the amount of $5.1 million which is net of a $3.6 million valuation allowance.

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

To facilitate accelerated growth in the future, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Craft Pizza & Pub locations in 2017 and added two additional locations in 2018. In 2018, the Company added $4.8 million in revenue from the Company-owned Craft Pizza & Pub locations which had an operating income contribution to Noble Roman's in excess of $900,000 in 2018. The first franchised Craft Pizza & Pub opened on May 2, 2019 in Lafayette, Indiana with record-breaking sales volumes. This franchisee purchased a franchise for a second location to be opened in West Lafayette, Indiana. One other franchise location is now under development with an anticipated opening occurring during the Fall of 2019. Since 1997, the Company has concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company is continuing its focus on franchising and licensing non-traditional locations and currently has a significant backlog of franchises sold but not yet opened, combined with an active pipeline of qualified prospects for additional locations.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital and Noble Roman’s, Inc. owns and operates four Craft Pizza & Pub locations. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept. The Company's growth plans contemplate refinancing its existing debt and accessing additional debt capital to fund development of five additional Company-owned Craft Pizza & Pub locations for a larger base to support continued franchising and, possibly, further growth.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

Description	Three Months ended September 30, 2018 2019				Nine Months ended September 30, 2018 2019
Revenue	$1,308,890	100%	$1,221,843	100%	$3,663,255	100%	$3,693,922	100%
Cost of sales	284,075	21.7	261,922	21.4	806,653	22.0	777,646	21.1
Salaries and wages	400,926	30.6	361,138	29.6	1,127,124	30.8	1,106,815	29.9
Facility cost including rent, common area and utilities	191,553	14.6	216,268	17.7	473,895	12.9	625,968	16.9
Packaging	33,665	2.6	32,448	2.6	94,407	2.6	99,239	2.7
All other operating expenses	138,185	10.6	206,080	16.9	382,360	10.4	600,040	16.2
Total expenses	1,048,404	80.1	1,077,856	88.2	2,884,388	78.7	3,209,708	86.8
Margin contribution	$260,486	19.9%	$143,987	11.8%	$778,867	21.3%	$484,214	13.2%

Margin contribution from this venue for the nine-month period ended September 30, 2019 was decreased $35,636 for non-cash expense related to the adoption of ASU 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

Description	Three Months ended September 30, 2018 2019				Nine Months ended September 30, 2018 2019
Royalties and fees franchising	$1,344,813	81.2%	$1,437,685	84.5%	$3,730,449	77.2%	$4,060,160	82.9%
Royalties and fees grocery	311,261	18.8	263,281	15.5	1,100,856	22.8	835,013	17.1
Total royalties and fees	1,656,074	100.0	1,700,966	100.0	4,831,305	100.0	4,895,173	100.0
Salaries and wages	245,581	14.8	180,707	10.6	774,397	16.0	552,122	11.3
Trade show expense	121,200	7.3	105,000	6.2	361,200	7.5	315,000	6.4
Travel and auto	23,945	1.4	27,951	1.6	128,370	2.7	82,630	1.7
All other operating expenses	282,742	17.1	195,370	11.5	594,897	12.4	598,803	12.2
Total expenses	673,468	40.6	509,028	29.9	2,007,706	41.6	1,548,555	31.6
Margin contribution	$982,606	59.4%	$1,192,037	70.1%	$2,823,599	58.4%	$3,346,618	68.4%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Three Months ended September 30, 2018 2019				Nine Months ended September 30, 2018 2019
Revenue	$283,135	100%	$169,422	100%	$862,777	100%	$499,944	100%
Total expenses	279,079	98.6	157,652	93.1	851,766	98.7	464,470	92.9
Margin contribution	$4,056	1.4%	11,770	6.9%	$11,011	1.3%	$35,474	7.1%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue declined from $1.3 million to $1.2 million and grew from $3.66 million to $3.69 million for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. The primary reason for the decrease in the three-month period was same store sales declined relative to the opening weeks in the latest two store openings. The increase in the nine-month period was the result of one additional restaurant which opened in June 2018, however that was partially offset by the unusually extreme winter weather conditions in Indiana during the months of January and February 2019.

Cost of sales improved to 21.4% and 21.1% from 21.7% and 22.0%, respectively, for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. This improvement was the result of efficiency gained as the restaurants matured and as the staff gained experience.

Salaries and wages decreased to 29.6% and 29.9% from 30.6% and 30.8% for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. This improvement was the result of improved efficiency as the restaurants matured and as the staff gained experience. This gain was partially offset in the first three months of 2019 by the unusually extreme winter weather conditions in Indiana during the months of January and February 2019.

Facility cost including rent, common area maintenance and utilities increased to 17.7% and 16.9% from 14.6% and 12.9% of revenue for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. The primary reason for the significant increases was the increase in common area maintenance. In 2018, all four locations were operating in new strip centers based on the landlord's estimate of the common area maintenance costs. When the estimates were reconciled with the actual costs, the Company had to pay common area maintenance in 2019 based on the actual cost in 2018. In two cases, the actual common area maintenance costs were double the landlords' estimates. In addition, the non-cash expense related to the adoption of ASU 2016-02 increased reported rent costs by $35,636 for the nine-month period ended September 30, 2019.

All other costs and expenses increased to 16.9% and 16.2% from 10.6% and 10.4% of revenue for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. For the nine-month period ended September 30, 2019 compared to the comparable period in 2018, the primary increases were insurance, advertising and delivery fees. The insurance increase was a combination of price increases and the effects of low sales in January and February due to the unusually extreme weather conditions. The increase in advertising was a more normal level from the reduced level in 2018 during the period of new openings. The delivery fees were the result of adding delivery service by use of outside vendors which began during the harsh winter weather.

Gross margin contribution decreased to 11.8% and 13.2% from 19.9% and 21.3% of total revenue for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. A significant contributor to those margin decreases were the results of the impact of severe winter weather on revenue, as noted above. In addition, the margin contribution was also impacted by the unanticipated impact of facility costs primarily from an increase in common area maintenance fees and the addition of a non-cash expense as a result of the new accounting rules regarding leases.

Franchising Revenue and Expense

Total revenue from this venue increased to $1.70 million and $4.90 million from $1.66 million and $4.83 million for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. Royalties and fees from franchising grew to $1.44 million and $4.06 from $1.34 million and $3.73 million for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. These increases were partially offset by a decrease in royalties and fees from grocery store take-n-bake, which decreased to $263,000 and $835,000 from $311,000 and $1.10 million for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. The increase in franchise fees and decrease in license fees from grocery stores reflected the change in emphasis on franchising over licensing to grocery stores to sell take-n-bake pizza because of the stronger economic conditions that exist today.

Total expenses for this venue, including salaries and wages, trade show expense and all other operating costs decreased to $509,000 and $1.55 million from $673,000 and $2.01 million for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. In January, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its objectives with fewer people and lower costs in general. These efforts resulted in the reduction of operating expenses, as discussed earlier in this paragraph. In addition, those reductions are expected to continue to benefit future results as well.

Gross margin increased to 70.1% and 68.5% from 59.4% and 58.4% for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. These increased margins were the direct result of the Company's in-depth review of its operations to find ways to minimize costs but, at the same time, increase revenue. These higher margins are expected to continue in the future.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased to $169,000 and $500,000 from $283,000 and $863,000 for the respective three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. The primary reason for this decrease was the Company operating three non-traditional locations in the three-month and nine-month periods ended September 30, 2018 compared to one location in the three-month and nine-month periods ended September 30, 2019. The two locations vacated in December 2018 were locations that the Company was only operating to the end of their contract terms. Thereafter, Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Comparing the various expenses is not meaningful since they reflected different types of non-traditional venues. The total expenses were $158,000 and $464,000 for the three-month and nine-month periods ended September 30, 2019 compared to $279,000 and $852,000 for the comparable periods in 2018. The primary reason for this decrease was two fewer locations operated by the Company in the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018.

Gross margin contribution from this venue increased to 6.9% and $7.1% from 1.4% and 1.3% in the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. As discussed above, two of the locations being operated in 2018 were only being operated to the end of their contract terms.

Depreciation and amortization decreased to 2.2% and 2.6% from 3.8% and 3.2% of total revenue for the three-month and nine-month periods ended September 30, 2019 compared to the corresponding periods in 2018.

General and administrative expenses remained approximately the same for the three-month and nine-month periods ended September 30, 2019 compared to the corresponding periods in 2018.

Operating income increased to $835,000 and $2.39 million from $714,000 and $2.12 million for the three-month and nine-month periods ended September 30, 2019 compared to the corresponding periods in 2018. Operating income increased primarily due to the improved margins from the franchising venue, partially offset by decreased margins from the Craft Pizza & Pub venue primarily attributable to unusually extreme winter weather conditions in Indiana during the months of January and February 2019, plus the cost increases in common area maintenance fees, insurance, advertising and the non-cash expense due to the new accounting rules for leases.

Interest expense increased to $220,000 and $567,000 from $173,000 and $486,000 for the three-month and nine-month periods ended September 30, 2019 compared to the comparable periods in 2018. The increase was the result of increased rate of interest on the Company's bank debt, partially offset by the decreased balance of the loans from the continued monthly amortization of principal.

Net income before income tax increased to $615,000 and $1.82 million from a loss of $755,000 and a net income of $334,000 for the three-month and nine-month periods ended September 30, 2019 compared to the corresponding periods in 2018. Net income before taxes is significant as the Company will not pay any income taxes on approximately the next $15 million of taxable income. The loss in 2018 was largely the result of an adjustment for valuation of receivables of $1.30 million in both the three-month and nine-month periods.

Net income increased to $468,000 and $1.40 million from a loss of $562,000 and net income of $252,000 for the three-month and nine-month periods ended September 30, 2019 compared to the corresponding periods in 2018. The loss in 2018 was largely the result of an adjustment for valuation of receivables before income tax effect of $1.30 million in both the three-month and nine-month periods.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company currently owns and operates four Craft Pizza & Pub locations of which two were opened in 2017 and two were opened in 2018. The Company has plans to open five more Company-owned Craft Pizza & Pub locations over the next 15 months.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub concept. The Company's first franchised Craft Pizza & Pub location opened on May 2, 2019, a second location is expected to open within the next two weeks and another franchise agreement has been signed and is expected to open within the next three months.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 1.8-to-1 as of September 30, 2019 compared to 2.4-to-1 as of December 31, 2018.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible subordinated notes convertible to common stock at $.50 per share and due three years after issue date (the "Notes") and warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment (the "Warrants"). Notes in the principal amount of $500,000 have been converted to 1,000,000 shares of common stock and the holders of the Notes in the principal amount of $775,000 have extended the maturity of their Notes to January 2023. The remaining Notes, in the amount of $1.125 million, matured in November 2019. The Company's loan agreement with the Bank (as defined below) prohibits the Company from repaying any of the Notes until the senior debt is paid in full. However the extended Notes can be converted to common stock at any time prior to their maturity in accordance with the terms of the Notes. The Company currently has plans to refinance its banks loan with an expanded credit facility in the amount of $10 million. It is expected that borrowings under the new facility will be used to repay existing bank debt, to repay un-extended Notes and to fund the development of five additional Company-owned Craft Pizza & Pub locations. If this is completed as planned, the repayment of convertible debt will reduce future potential dilution by $4,175,000 shares underlying the debt.

In September 2017, the Company entered into a loan agreement (the “Loan Agreement”) with First Financial Bank (the “Bank”). The Loan Agreement provides for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bear interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 4.25%. All outstanding amounts owed under the Loan Agreement mature in September 2022. The balance of the Credit Facility as of September 30, 2019 was $4.5 million.

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

The Loan Agreement contains affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Loan Agreement are secured by first priority liens on all of the Company’s assets and a pledge of all of the Company’s equity interest in its subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which is to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations. The Company disagrees with the Bank regarding the interpretation of certain financial covenants in the Loan Agreement. As described above, the Company currently has plans to refinance this loan in the fourth quarter of 2019.

As a result of the financial arrangements described above, including the planned new financing and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to: the Company's successful completion of its proposed credit facility, resolution of a disagreement with the Bank over the interpretation of certain financial covenants and/or the Company's ability to service or refinance its debt, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the new Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate and manage costs of an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2019, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.5 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 4.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $42,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 14, 2019	By:	/s/ Paul W. Mobley
Paul W. Mobley
Chief Financial Officer and Principal Financial Officer