Form 10-K
period 2019-12-31
NOBLE ROMANS INC
filed 2020-05-12
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
 _X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2019.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__ No _____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes _X_ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”“accelerated filer”,“smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer___              Accelerated Filer___
Non-Accelerated Filer Smaller Reporting Company X
Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $11.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,413 shares of common stock as of April 15, 2020.

Documents Incorporated by Reference:

NOBLE ROMAN’S, INC.
FORM 10-K
Year Ended December 31, 2019

PART 1

ITEM 1. BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned foodservice locations for stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context requires otherwise. Pizzaco, Inc. currently does not own any locations and has no income or expense. RH Roanoke, Inc. operates a Company-owned non-traditional location.

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, four more Company-operated locations were opened in 2017, 2018 and March 2020 with additional locations under consideration. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. The Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations in 2019. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and now has a second location under development, which is expected to open in early summer 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub utilizes many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

The Noble Roman’s Craft Pizza & Pub provides for a selection of over 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce most of which has been offered in all its locations since 1972.

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

The Company designed its new curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience. With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets. Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle. For those who choose to pay after they arrive, pizza valets can take credit card payments on their mobile payment devices right at the customer's vehicle. With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate-level overhead. To accomplish this the Company will continue owning and operating a core of Craft Pizza & Pub locations in order to develop what it believes to be a large growth opportunity by franchising to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers.

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

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned, some are franchised locations of large chains and others are independently owned. Some of the competitors are larger and have greater financial resources than the Company.

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

Employees

As of April 21, 2020, the Company employed approximately 29 persons full-time and 98 persons on a part-time, hourly basis, of which 17 of the full-time employees are employed in sales and service of the franchise/license units and 12 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of corona virus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments have, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic has resulted in significant, economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which we and our franchisees operate.

The pandemic and the governmental response is having a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants have been open for carry-out only, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars may resume at 100% capacity. As the duration and scope of the pandemic is uncertain, these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase-out of restrictions will have a positive effect on the Company’s business.

Several other states and municipalities in the United States have also temporarily restricted travel and suspended the operation of dine-in restaurants in light of COVID-19, which has negatively affected our franchised operations. Host facilities for our non-traditional franchises may also be adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to adversely impact the volume and resources of potential franchisees for both our Craft Pizza & Pub and non-traditional venues. For additional information regarding the risks of the COVID-19 pandemic, see Part I, Item 1A “Risk Factors.”

Available Information

We make available, free of charge through our Internet website (http://www.nobleromans.com), our latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.

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

Current COVID-19 pandemic.

The current COVID-19 pandemic, including the governmental response to it, is having a significant adverse impact on the Company’s business, including reduced customer traffic and staffing challenges and could lead to supply difficulties, some of which the Company has already experienced. All of the Company’s Craft Pizza & Pub restaurants are located in the State of Indiana, the Governor of which has implemented significant restrictions on the operation of restaurants in response to the pandemic. The Company has been addressing these restrictions by (among other things) promoting the Company’s Pizza Valet service, for carry-out, in order to replace a portion of the lost revenue from the dining room, but those efforts may not be fully successful. Several other states and municipalities in the United States have also temporarily suspended the operation of dine-in restaurants in light of COVID-19, which has impacted our franchised operations. Moreover, host facilities for our non-traditional franchises may be adversely impacted by these developments. Additionally, viruses may be transmitted through human contact, and the risk and perceived risk of contracting viruses could cause potential customers to avoid gathering in public places (including restaurants and non-traditional venues), which could further have adverse effects on our non-traditional business or the franchisee’s ability to adequately staff the locations. If any of the Company’s employees are suspected of having been exposed to COVID-19 or other similar illnesses, we could be required to quarantine some or all such employees or close and disinfect our facilities. The COVID-19 pandemic has resulted in the temporary closure of a number of meat processors throughout the country. The Company has already experienced one minor delay in supply, and could face additional supply disruptions to a minor or major degree which could impact the Company’s ability to serve product with the impacted ingredients. The potential of such disruptions has prompted the Company-operated units to take on a larger than normal supply of certain key ingredients. Depending on the duration of the COVID-19 pandemic, the Company’s ability to execute its growth plans could be adversely affected. These risks and any additional risks associated with COVID-19 or a similar outbreak may materially adversely affect the Company’s business or results of operations, and may impact the Company’s liquidity or financial condition, particularly if these risks persist for a significant amount of time.

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

Dependence on growth strategy.

The Company’s growth strategies include selling new franchises or licenses for non-traditional locations and to expand Craft Pizza & Pub locations by franchising to qualified franchisees and gradually increasing the number of Company-owned Craft Pizza & Pub locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the viability of the Craft Pizza & Pub locations; (3) the ability of the franchisees and licensees of either venue to operate their locations effectively; (4) the franchisee's ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises/licenses for Craft Pizza & Pub or non-traditional locations.

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

The restaurant industry and the retail food industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company could be substantially adversely affected by publicity resulting from food quality, illness, an infection pandemic, injury, other health concerns or operating issues stemming from one restaurant or retail outlet or a limited number of restaurants and retail outlets.

Ability to service our outstanding indebtedness and the dilutive effect of our outstanding warrants.

As of March 20, 2020, the Company has approximately $8.6 million in principal amount debt obligations. Of that debt, $8.0 million is in the form of a senior secured promissory note and $625,000 is in the form of convertible subordinated notes.

On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1.275 million was used to repay the portion of the Company’s outstanding subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which will be added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

In conjunction with the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Additionally, the Company previously issued certain units (the “Units”) consisting of a convertible, subordinated, unsecured promissory note (the “Notes”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock at a price of $1.00 per share, no par value per share. Following the refinancing described above, $625,000 in principal amount of Notes and the associated Warrants remain outstanding. These Notes mature, and the associated Warrants expire, in January 2023.

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

Indiana law with regard to purchases of the Company’s stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no real property. It’s headquarters are located in 8,088 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in April 2029.

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028, in Carmel, Indiana which expires in June 2028 and in Brownsburg, Indiana, which expires February 2030.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

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

Holders of Record

As of April 15, 2020, there were approximately 260 holders of record of the Company’s common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,978,167	$.65	(1)
Total	3,978,167	$.65	(1)

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

ITEM 6. SELECTED FINANCIAL DATA (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2015	2016	2017	2018	2019
Royalties and fees	$7,465	$7,351	$6,798	$6,422	$6,163
Administrative fees and other	56	42	45	53	38
Restaurant revenue - Craft Pizza & Pub	-	-	1,821	4,816	4,830
Restaurant revenue - non-traditional	208	443	1,174	1,157	674
Total revenue	7,729	7,836	9,838	12,448	11,705
Franchising operating expenses	2,774	2,549	2,443	2,628	2,092
Restaurant expenses - Craft Pizza & Pub (3)	-	-	1,389	3,909	4,250
Restaurant expenses - non-traditional	248	443	1,155	1,145	626
Depreciation and amortization (1)	106	125	241	440	383
General and administrative (1) (3)	1,660	1,642	1,666	1,669	1,739
Operating income	2,941	3,077	2,944	2,657	2,614
Interest	187	615	1,474	655	775
Loss on restaurant discontinued	191	37	-	-	-
Change in fair value of derivatives	-	44	175	-	-
Adjust valuation of receivables	1,230	1,104	440	4,096	1,300
Income (loss) before income taxes from continuing operations	1,333	1,277	855	(2,094)	539
Income taxes (2)	512	488	4,147	930	917
Net income (loss) from continuing operations	821	789	(3,292)	(3,024)	(378)
Loss from discontinued operations	(35)	(1,660)	(93)	(38)	-
Net income (loss)	$786	$(871)	$(3,385)	$(3,062)	$(378)
Weighted average number of common shares	20,518	20,782	20,783	21,250	22,053
Net income (loss) per share from continuing operation	$.04	$.04	$(.16)	$(.14)	$(.02)
Net income (loss) per share	.04	(.04)	(.16)	(.14)	(.02)

Balance Sheet Data:	2015	2016	2017	2018	2019
Working capital	$2,805	$2,429	$2,289	$1,906	$926
Total assets	18,465	19,899	18,885	15,677	19,105
Long-term obligations, net of current portion	2,141	3,755	6,808	6,137	9,335
Stockholders’ equity	$14,875	$14,018	$10,648	$8,145	$7,834

(1)
In 2018, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations and $39,000 for abandoned leasehold improvements. The Company does not expect to incur any of these expenses in the future.
(2)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of the Company’s deferred tax assets as a result of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) lowering the highest corporate income tax rate from 34% to 21%. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax assets and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $503,000 from the loss before income from continuing operations which was primarily the result of the adjustment made to the valuation of receivables. In 2019, after again evaluating its deferred tax assets, it was determined that $1.7 million of the net operating loss carry-forward may expire before it is used, therefore the Company increased the tax expense in 2019 and reduced the deferred tax asset by $400 thousand.
(3)
In 2019, the Company incurred $134,545 in rent expense in addition to rent paid as a non-cash expense for the new lease accounting rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company currently owns and operates five Craft Pizza & Pub locations and one non-traditional location in a hospital. The Company uses the Company-operated Craft Pizza & Pub locations as a base to support the franchising of that concept. Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers for inside dining and offers Pizza Valet service for a quick, easy and fun way to provide carry-out for those customers who want to dine elsewhere. These units operate under the trade name “Noble Roman’s Craft Pizza & Pub”.

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

There were 3,064 franchised/licensed or Company-owned outlets in operation on December 31, 2019 and
 3,041 on December 31, 2018. During 2019, 35 new franchised/licensed were opened and 12 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,402, have left the system.

As discussed in Note 1 to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating its assets including such items as accounts receivable from franchisees to reflect the actual amount that may be collected from those receivables. To arrive at these estimates the Company utilized multiple means of analysis, including management’s own analysis and informed assessment of individual accounts. Based on this approach, in 2018 the Company permanently wrote off $1.3 million and created an additional reserve for possible non-collections of $2.8 million. Also, based on this approach and with particular consideration of the potential impact of the COVID-19 pandemic, as discussed under Risk Factors, may have on the economic stability of the former franchisees it was decided to take an additional reserve for possible non-collections of $1.3 million. The actual amount the Company eventually collects, however, could differ from that estimation. At December 31, 2018 and 2019, the Company reported net accounts receivable from franchisees of $4.4 million and $4.0 million, respectively, each of which were net of allowances, to reflect the amount the Company expects to realize for the franchisee receivables. The allowance as of December 31, 2018 was $4.3 million and as of December 31, 2019 was $5.6 million. Approximately $972,000 was transferred from short-term to long-term during 2019. The franchisee receivables, for which the valuation allowance is carried, are related to former franchisees and a significant portion relates back to 2014 and 2015, which arose out of a variety of breaches by former non-traditional franchisees.

The Company, at December 31, 2018 and December 31, 2019, had deferred tax assets on its balance sheet totaling $4.8 million and $3.9 million, respectively, after reducing the carrying value in 2018 by $1.4 million, and in 2019 by $400,000, respectively, based on the Company’s review of its anticipated results in the current business plan. The Company believes it is more likely than not that the remaining deferred tax assets will be utilized prior to their expiration, between 2020 and 2036.

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

Condensed Consolidated Statement of Operations Data
Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2017	2018	2019
Revenue:
Restaurant revenue - company-owned restaurants	$1,820,737	$4,815,842	$4,830,199
Restaurant revenue - company-owned non-traditional	1,173,729	1,156,347	673,647
Franchising revenue	6,798,213	6,422,315	6,162,576
Administrative fees and other	45,730	53,443	38,202
Total revenue	9,838,409	12,447,947	11,704,624

Operating expenses:
Restaurant expenses - company-owned restaurants	1,389,410	3,909,142	4,250,406
Restaurant expenses - company-owned non-traditional	1,155,074	1,145,106	626,453
Franchising expenses	2,443,359	2,627,745	2,092,001
Total operating expenses	4,987,843	7,681,993	6,968,860

Depreciation and amortization	240,854	440,240	382,793
General and administrative expenses	1,665,980	1,668,718	1,739,383
Total expenses	6,894,677	9,790,951	9,091,036
Operating income	2,943,732	2,656,996	2,613,588

Interest expense	1,474,027	655,203	774,565
Adjust valuation of receivables	440,000	4,095,805	1,300,000
Change in fair value of derivatives	174,737	-	-
Income (loss) before income taxes	854,968	(2,094,012)	539,023
Income tax expense	4,146,459	930,397	917,088
Net loss	$(3,291,491)	$(3,024,409)	$(378,065)

	Quarter Ended December 31,
	2018	2019
Revenue:
Restaurant revenue – company-owned restaurants	$1,152,587	$1,136,277
Restaurant revenue - company-owned non-traditional	293,570	173,703
Franchising revenue	1,591,010	1,267,403
Administrative fees and other	6,267	4,413
Total revenue	3,043,434	2,581,796

Operating expenses:
Restaurant expenses - company-owned restaurants	1,031,185	1,040,697
Restaurant expenses - company-owned non-traditional	293,340	161,983
Franchising expenses	620,039	543,446
Total operating expenses	1,944,564	1,746,126

Depreciation and amortization	142,085	145,875
General and administrative expenses	415,930	465,423
Total expenses	2,502,579	2,357,424
Operating income	540,855	224,372

Interest expense	168,911	207,720
Adjust valuation of receivables	2,800,000	1,300,000
Loss before income taxes	(2,428,056)	(1,283,348)
Income tax expense	848,765	479,719
Net loss	$(3,276,821)	$(1,763,067)

(1)
In 2018, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations and $39,000 for abandoned leasehold improvements. The Company does not expect to incur these expenses in the future.
(2)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of the Company’s deferred tax assets as a result of the 2017 Tax Act lowering the highest corporate income tax rate from 34% to 21%. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax assets and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $503,000 from the loss before income from continuing operations which was primarily the result of the adjustment made to the valuation of receivables.
(3)
In 2019, the Company incurred $134,545 in rent expense in addition to rent paid as a non-cash expense for the new lease accounting rules. The Company reviewed its net operating loss carry-forward and concluded that $1.7 million of its net operating loss carry-forward may expire before it is all used and therefore increased its income tax expense by $400,000 to decrease its deferred tax assets for that amount. The Company believes the remaining deferred tax assets will be utilized completely.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

Description					Year-Ended December 31,
	2018		2019		2018		2019
Revenue	$1,152,587	100%	$1,136,276	100%	$4,815,842	100%	$4,830,199	100%
Cost of sales	255,084	22.1	253,858	22.3	1,061,737	22.0	1,031,504	21.4
Salaries and wages	382,755	33.2	341,431	30.0	1,509,879	31.4	1,448,246	30.0
Facility cost including rent, common area and utilities	181,293	15.7	184,623	16.2	655,188	13.6	832,123	17.2
Packaging	30,000	2.6	31,469	2.8	124,407	2.6	130,708	2.7
All other operating expenses	182,053	15.8	207,819	18.3	557,931	11.6	807,825	16.7
Total expenses	1,031,185	89.5	1,019,200	89.7	3,909,142	81.2	4,250,406	88.0
Margin contribution	$121,402	10.5%	$117,076	10.3%	$906,700	18.8%	$579,793	12.0%

Margin contribution from this venue for the year ended December 31, 2019 was decreased $134,545 for non-cash expense related to the adoption of ASU 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

					Year Ended December 31,
Description	2018		2019		2018		2019
Royalties and fees franchising	$1,268,229	79.7%	$966,145	76.2%	$4,998,678	77.8%	$5,026,305	81.6%
Royalties and fees grocery	322,781	20.3	301,258	23.8	1,423,637	22.2	1,136,271	18.4
Total royalties and fees	1,591,010	100.0	1,267,403	100.0	6,422,315	100.0	6,162,576	100.0
Salaries and wages	222,614	14.0	199,839	15.8	997,011	15.5	751,961	12.2
Trade show expense	118,800	7.5	105,000	8.3	480,000	7.5	420,000	6.8
Travel and auto	65,747	4.1	25,745	2.0	194,117	3.0	108,375	1.8
All other op. expenses	361,720	22.7	212,862	16.8	956,617	14.9	811,665	13.2
Total expenses	768,881	48.3	543,446	42.9	2,627,745	40.9	2,092,001	33.9
Margin contribution	$822,129	51.7%	$723,957	57.1%	$3,794,570	59.1%	$4,070,575	66.1%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

					Year Ended December 31,
Description	2018		2019		2018		2019
Revenue	$293,570	100%	$173,703	100%	$1,156,347	100%	$673,647	100%
Total expenses	293,340	99.9	161,982	93.3	1,145,106	99.0	626,453	93.0
Margin contribution	$230.1%		$11,721	6.7%	$11,241	1.0%	$47,194	7.0%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue declined from $1.2 million to $1.1 million for the fourth quarter and grew from $4.82 million to $4.83 million for the 12 months ended compared to the comparable periods in 2018. The primary reason for the decrease in the three-month period were same store sales decline relative to the grand opening weeks from the latest two store openings in 2018. The increase in the year was the result of one additional restaurant, which opened in June 2018, partially offset by the unusually extreme winter weather conditions in Indiana during the months of January and February 2019.

Cost of sales increased slightly from 22.1% to 22.3% in the fourth quarter but improved from 22.0% to 21.4% for the year compared to the comparable periods in 2018. This improvement was the result of efficiency gain as the restaurants matured and as the staff gained experience.

Salaries and wages improved to 30.0% from 33.2% and to 30.0% from 31.4% for the three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. This improvement was the results of improved efficiency as the restaurants matured and as the staff gained experience. These gains were partially offset in the first three months of 2019 by the unusually extreme winter weather conditions in Indiana during the months of January and February 2019.

Facility costs, including rent, common area maintenance and utilities, increased to 16.2% from 15.7% and to 17.2% from 13.6% of revenue for the respective three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. The primary reason for the significant increases was the increase in common area maintenance. In 2018, all four locations were operating in new strip centers based on the landlord’s estimate of common area maintenance costs. When the estimates were reconciled with the actual costs, the Company had to pay common area maintenance in 2019 based on the actual costs in 2018. In two cases, the actual common area maintenance costs were double the landlord’s estimate. In addition, the non-cash expense related to the adoption of ASU 2016-02 increased reported rent costs of $134,544 for the year 2019. The rent expense for existing locations will be less than the amount paid in some future years as the leases mature.

All other costs and expenses increased to 18.3% from 15.8% and to 16.7% from 11.6% of revenue for the respective three-month and twelve-month periods ended December 2019 compared to the comparable periods in 2018. The primary increases were insurance, advertising and delivery fees. The insurance increase was a combination of price increases and the effect of low sales in January and February due to the extreme winter weather conditions. The increase in advertising was a more normal level from the reduced level in 2018 during the period of new openings. The delivery fees were the result of adding delivery service by use of outside vendors which began during the harsh winter weather last year.

Gross margin contribution decreased to 10.3% from 10.5% and to 12.0% from 18.8% for the respective three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. A significant contributor of those margin decreases were the results of the impact of severe winter weather in 2019 on revenue, as noted above. In addition, the margin contribution was also impacted by the unanticipated effect of facility costs primarily due to an increase in common area maintenance fees, the addition of non-cash expense as a result of the new accounting rules regarding leases and the addition of delivery fees from adding delivery service by outside vendors that began during the harsh winter weather in January and February 2019.

Franchising Revenue and Expense

Total revenue from this venue declined to $1.3 million from $1.6 million and declined to $6.2 million from $6.4 million for the three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. Royalties and fees from franchising remained approximately the same at $5.0 million for the twelve-month period ended December 31, 2019 compared to the comparable period in 2018. Royalties and fees from grocery store take-n-bake decreased to $301,000 from $323,000 and to $1.1 million from $1.4 million for the three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. The increase in royalties and fees from franchising and the decrease in royalties and fees from grocery store take-n-bake reflected the change in emphasis on franchising over licensing grocery stores to sell take-n-bake pizza because of the general business conditions that existed in 2019.

Gross margin in this venue increased to 57.1% from 51.7% and to 66.1% from 59.1% for the three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. These increased margins were the direct result of the Company’s in-depth review of its operations to find ways to minimize costs but at the same time to support revenue. The Company expects these higher margins to continue in the future.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased to $174,000 from $294,000 and to $674,000 from $1.16 million for the respective three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. The primary reason for this decrease was the Company operating three non-traditional locations in 2018 and only one in 2019. The two locations vacated in December 2018 were locations that the Company was only operating to the end of their contract terms. The Company does not intend to operate any more Company-owned non-traditional locations except for the one location that is currently operating.

Comparing the various expenses is not meaningful since they reflected different types of non-traditional venues. Total expenses were $162,000 and $626,000 for the three-month and twelve-month periods ended December 31, 2019 compared to $293,000 and $1.15 million for the comparable periods in 2018. The primary reason for this decrease was two fewer locations operated by the Company in 2019 compared to 2018.

Gross margin contribution from this venue increased to 6.7% and 7.0% from 0.1% and 1.0% for the three-month and twelve-month periods ended December 31, 2019 compared to the comparable periods in 2018. As discussed above, two of the locations being operated in 2018 were only being operated to the end of their contract terms.

Impact of Inflation

The primary inflation factors affecting both Company and franchised operations are food and labor costs. Cheese makes up the single largest topping cost on a pizza. Cheese prices have fluctuated substantially for the past several years. In 2015 through 2017, cheese prices averaged 3% below the 10-year average. In 2018, prices further decreased and averaged 6% below the 10-year average. On April 15, 2020, cheese price hit a record low, since the Company started tracking it in 1999.

Labor costs across the country generally, through 2019, have seen upward pressure on hourly rates as the unemployment rate decreased and competition for hourly employees increased.  The same applies to salaried management.  The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive, and has seen similar pressure on management salaries.  Although the Company believes future labor cost increases for non-traditional franchisees and licensees will be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts and the high unemployment rate at the current time brought about as a result of the COVID-19 pandemic. Mounting pressures in the labor markets, with the return of an improved economy, could be a factor in both franchised and Company operations going forward.  Should labor costs increase substantially, or if commodity prices for cheese or other ingredients rise significantly, or some combination thereof occurs, restaurants and foodservice concepts, including the Company and its franchisees, would face pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018 and March 2020.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of December 31, 2019, the Company had two Craft Pizza & Pub locations under franchise agreements which were open and an additional franchise location under development and expected to open in the summer of 2020.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 1.5-to-1 as of December 31, 2019 compared to 2.4-to-1 as of December 31, 2018. The current ratio was improved significantly with the new financing in February 2020.

In January 2017, the Company completed the offering of $2.4 million principal amount of Notes convertible to common stock at $.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the Holder at $.50 per share. Warrants to purchase 1,775,000 shares of common stock at $1.00 expired late in 2019.

In September 2017, the Company entered into a loan agreement (the “Bank Agreement”) with First Financial Bank (the “Bank”). The Bank Agreement provided for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bore interest at a variable annual rate up to the London Interbank Offer Rate (“LIBOR”) plus 7.25%. All outstanding amounts owed under the Bank Agreement matured in September 2022, however those Notes were all paid in full from the $8.0 million new financing in February 2020.

On February 7, 2020, the Company entered into the Agreement with the Purchaser pursuant to which the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which will be added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

On April 25, 2020, the Company received a loan under the Payroll Protection Program in the amount of $715,000. It is anticipated this note will be forgiven. The funds, according to the provision in the CARES Act, may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing an aggressive franchising program for Craft Pizza & Pub restaurants. The Company intends to open additional Company-owned Craft Pizza & Pub restaurants in the future.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of February 7, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$8,625,000	$-	$991,667	$7,633,333	$-
Operating leases	7,033,594	771,330	2,415,812	1,675,635	2,170,817
Total	$15,658,594	$771,330	$3,407,479	$9,308,968	$2,170,817
(1) The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors "above in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2019, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $4.3 million. The Company’s current borrowings were at a variable rate tied to LIBOR plus 7.25 per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $39,000 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2018	2019
Current assets:
Cash	$76,194	$218,132
Accounts receivable - net	1,573,600	978,408
Inventories	962,783	880,660
Prepaid expenses	688,259	784,650
Total current assets	3,300,836	2,861,850

Property and equipment:
Equipment	2,872,494	2,899,611
Leasehold improvements	1,180,050	1,187,100
Construction and equipment in progress	119,340	374,525
	4,171,884	4,461,236
Less accumulated depreciation and amortization	1,399,435	1,689,520
Net property and equipment	2,772,449	2,771,716
Deferred tax asset	4,817,309	3,900,221
Deferred contract costs	698,935	817,763
Goodwill	278,466	278,466
Operating lease right of use assets	-	4,242,416
Other assets including long-term portion of accounts receivable - net	3,808,957	4,232,655
Total assets	$15,676,952	$19,105,087
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$871,429
Accounts payable and accrued expenses	523,315	731,059
Current portion of operating lease liability	-	333,763
Total current liabilities	1,394,744	1,936,251

Long-term obligations:
Term loans payable to bank (net of current portion)	3,898,733	2,999,275
Convertible notes payable	1,539,204	1,501,282
Operating lease liabilities	-	4,016,728
Deferred contract income	698,935	817,763
Total long-term liabilities	6,136,872	9,335,048

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 21,783,131 issued and outstanding as of December 31, 2018 and 22,215,512 issued and outstanding as of December 31, 2019)	24,739,482	24,858,311
Accumulated deficit	(16,594,146)	(17,024,523)
Total stockholders’ equity	8,145,336	7,833,788
Total liabilities and stockholders’ equity	$15,676,952	$19,105,087

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2017	2018	2019
Restaurant revenue - company-owned restaurants	$1,820,737	$4,815,842	4,830,199
Restaurant revenue - company-owned non-traditional	1,173,728	1,156,347	673,647
Franchising revenue	6,798,213	6,422,315	6,162,576
Administrative fees and other	45,730	53,443	38,202
Total revenue	9,838,408	12,447,947	11,704,624

Operating expenses:
Restaurant expenses - company-owned restaurants	1,389,410	3,909,142	4,250,406
Restaurant expenses - company-owned non-traditional	1,155,074	1,145,106	626,453
Franchising expenses	2,443,359	2,627,745	2,092,001
Total operating expenses	4,987,843	7,681,993	6,968,860

Depreciation and amortization	240,854	440,240	382,793
General and administrative	1,665,980	1,668,718	1,739,383
Total expenses	6,894,677	9,790,951	9,091,036
Operating income	2,943,732	2,656,996	2,613,588

Interest expense	1,474,027	655,203	774,565
Adjust valuation of receivables	440,000	4,095,805	1,300,000
Change in fair value of derivatives	174,737	-	-
Net income (loss) before income taxes	854,968	(2,094,012)	539,023
Income tax expense	4,146,459	930,397	917,088
Net loss from continuing operations	(3,291,491)	$(3,024,409)	(378,065)
Income (loss) from discontinued operations net of tax benefit of $57,431 for 2017 and $12,200 for 2018	(93,436)	(37,800)	-
Net loss	$(3,384,927)	$(3,062,209)	$(378,065)

Earnings (loss) per share - basic:
Net income (loss) from continuing operations	$(.16)	$(.14)	$(.02)
Net loss from discontinued operations net of tax benefit	$.00	$.00	$.00
Net income (loss)	$(.16)	$(.14)	$(.02)
Weighted average number of common shares outstanding	20,783,032	21,249,607	22,052,859

Diluted earnings (loss) per share:
Net income (loss) from continuing operations (1)	$(.16)	$(.14)	$(.02)
Net loss from discontinued operations net of tax benefit	$.00	$.00	$.00
Net income (loss) (1)	$(.16)	$(.14)	$(.02)
Weighted average number of common shares outstanding	25,704,286	26,094,292	23,315,695

(1)
Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total

Balance at December 31, 2016	20,983,131	$24,308,297	$(10,289,867)	$14,018,430
2017 net loss			(3,384,927)	(3,384,927)
Amortization of value of stock options	-	14,588	-	14,588
Balance at December 31, 2017	20,983,131	$24,322,885	$(13,674,794)	$10,648,091
2018 net loss	-	-	(3,062,209)	(3,062,209)
Remove derivatives in accordance with ASU 2017-11	-	-	142,857	142,857
Amortization of value of stock options	-	16,597	-	16,597
Conversion of convertible notes to common stock	800,000	400,000	-	400,000
Balance at December 31, 2018	21,783,131	$24,739,482	$(16,594,146)	$8,145,336
2019 net income	-	-	(378,065)	(378,065)
Adjustment for the adoption of ASU 2016-02 accounting for leases	-	-	(52,312)	(52,312)
Amortization of value of stock options	-	18,829	-	18,829
Cashless exercise of warrants	232,381	-	-	-
Conversion of convertible notes to common stock	200,000	100,000	-	100,000
Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2017	2018	2019
Net loss	$(3,384,927)	$(3,062,209)	$(378,065)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	604,481	558,277	469,804
Amortization of lease cost in excess of cash paid	-	-	134,545
Deferred income taxes	3,886,366	918,195	917,088
Change in fair value of derivatives	174,737	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(575,302)	223,157	(377,151)
Inventories	(25,572)	(106,539)	82,123
Prepaid expenses	112,028	(7,933)	(96,392)
Other assets including long-term portion of accounts receivable	(1,084,680)	3,059,197	548,648
Increase (decrease) in:
Accounts payable and accrued expenses	585,869	(101,286)	207,745
NET CASH PROVIDED BY OPERATING ACTIVITIES	293,000	1,480,859	1,508,345

INVESTING ACTIVITIES
Purchase of property and equipment	(1,372,674)	(1,161,168)	(289,351)
NET CASH USED BY INVESTING ACTIVITIES	(1,372,674)	(1,161,168)	(289,351)

FINANCING ACTIVITIES
Payment of principal outstanding on former bank loan	(1,366,454)	-	-
Payment of principal on Super G loan	(2,066,283)	-	-
Payment of principal on First Financial Bank loan	(160,714)	(812,292)	(998,271)
Payment of principal on Kingsway America loan	(600,000)	-	-
Net proceeds from new financings net of closing costs	5,792,132	157,727	-
Lease liabilities	-	-	(78,785)
Net proceeds (repayment of) from officers loans	(310,000)	-	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	1,288,681	(654,565)	(1,077,056)

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(225,867)	(50,000)	-

Increase (decrease) in cash	(16,860)	(384,874)	141,938
Cash at beginning of year	477,928	461,068	76,194
Cash at end of year	$461,068	$76,194	$218,132

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 2018, holders of $400,000 principal amount of Notes converted the Notes to 800,000 shares of common stock, in accordance with the terms of the Notes.

During 2019, holders of $100,000 principal amount of Notes converted the Notes to 200,000 shares of common stock, in accordance with the terms of the Notes.

During 2019, options to purchase 1,080,000 shares at $0.63 and at $0.70 per share were exercised and the holders received 232,381 shares of common stock, pursuant to the cashless exercise of the options ..

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Noble Roman’s, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company, with two wholly-owned subsidiaries, sells and services franchises and licenses and operates Company-owned foodservice locations for one non-traditional location and five traditional restaurants called Craft Pizza & Pub under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs". Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries.

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

Significant Accounting Policies: There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K except for those policies described below in relation to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

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

The Company adopted the new standard to all material leases existing on January 1, 2019 and recognized a cumulative effect adjustment to the opening balance of accumulated deficit on that date.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. After a thorough review by management in 2018, the Company permanently wrote off $1.3 million and created an additional reserve for possible non-collection of $2.8 million. After a review in 2019 and also considering the impact of the COVID-19 pandemic, it was decided to add an additional reserve for possible non-collections of $1.3 million. The actual amount the Company eventually collects may differ from this estimation. The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The unamortized debt issuance cost at December 31, 2019 was $800,000.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2019, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees: Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee. Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors. Administrative fees are recognized as income monthly as earned. The Company adopted Accounting Standards Update 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants. However, initial franchise fees and related contract costs are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years. The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract cost, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company evaluated its deferred tax assets in 2018 and determined that $1,422,960 of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, which increased the Company’s tax expense for 2018 and reduced the deferred tax credit on the balance sheet. The Company again evaluated its deferred tax assets in 2019 and determined that $1.7 million of its net operating loss carry-forward may expire before they are used resulting in an additional $400 thousand in tax expense in 2019. As of December 31, 2019, the net operating loss carry-forward was approximately $11.8 million which expires between the years 2020 and 2036. As a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), the Company reduced the carrying value of the tax impact of the net operating loss carry-forward to reflect the new highest corporate income tax rate of 21% versus the old rate of 34%.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2017, 2018 and 2019. The Company’s federal and various state income tax returns for 2016 through 2019 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2017:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss per share – basic Net loss	$(3,384,927)	20,783,032	$(.16)
Effect of dilutive securities Options	-	222,624
Convertible notes	345,208	4,698,630
Diluted loss per share (1) Net loss	$(3,039,719)	25,704,286	$(.16)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2018:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share – basic Net loss	$(3,062,209)	21,249,607	$(.14)
Effect of dilutive securities Options	-	511,260
Convertible notes	213,125	4,333,425
Diluted net income per share Net loss (1)	$(2,849,084)	26,094,292	$(.14)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2019:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share – basic Net loss	$(378,605)	22,052,859	$(.02)
Effect of dilutive securities Options	-	12,836
Convertible notes		62,500	1,250,000
Diluted net loss per share
Net loss	$(316,105)	23,315,695	$(.02)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report on Form 10-K. On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which will be added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes, at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the Order, all Craft Pizza & Pub restaurants have been open for carry-out only primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars may resume at 100% capacity. As the duration and scope of the pandemic is uncertain, these Orders are subject to further modification which could adversely affect the Company.

On April 25, 2020, the Company borrowed under the Payroll Protection Program in the amount of $715,000. The Company anticipates this note will be. The funds, according to the provision in the CARES Act, may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020.

In February 2020, as discussed in Item 2. Properties, a lease for the Brownsburg location became effective which expires in February 2030. The obligation under this lease is included in future obligations of $7 million under operating leases, as described in Note 5.

No subsequent event required recognition or disclosure except as discussed above.

Note 2: Accounts Receivable

At December 31, 2018 and 2019, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2018 and 2019 will be collected. The allowance to reduce the receivables to anticipated net realizable value at December 31, 2018 was $4.3 million and at December 31, 2019 was $5.6 million.

Adjustments for the valuation of receivables has been $440,000 in 2017, $4.1 million in 2018 and $1.3 million in 2019.

Other assets, as of December 31, 2019, includes security deposit of $14,600, cash value of life insurance of $199,000 and long-term accounts receivables of $4.0 million, which is net of $5.6 million valuation allowance.

Long-term receivables from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Romans franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection cost which adds to the receivables in accordance with the agreements. Some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle.

Note 3: Notes Payable

In September 2017, the Company entered into a loan agreement (the “Bank Agreement”) with First Financial Bank (the “Bank”). The Bank Agreement provided for a senior credit facility (the “Credit Facility”) to be provided by the Bank consisting of: (i) a term loan in the amount of $4.5 million (the “Term Loan”); and (ii) a development line of credit of up to $1.6 million (the “Development Line of Credit”). Borrowings under the Credit Facility bore interest at a variable annual rate equal to the London Interbank Offer Rate (“LIBOR”) plus 7.25%. The Term Loan and the Development Line of Credit were to be repaid monthly based on a seven-year term. All outstanding amounts owed under the Bank Agreement were to mature on September 13, 2022. In conjunction with a new credit facility entered into on February 7, 2020, all money still owed to the Bank was repaid in full.

At December 31, 2019, the balance of the Credit Facility was comprised of:

Principal Due	$4,272,023
Unamortized Loan Closing Cost	(401,320)
Carrying Value	$3,870,703

The Bank Agreement contained affirmative and negative covenants, including, among other things, covenants requiring the Company to maintain certain financial ratios. The Company’s obligations under the Bank Agreement were secured by first priority liens on all of the Company’s and its subsidiaries’ assets and a pledge of all of the Company’s equity interest in such subsidiaries. In addition, Paul W. Mobley, the Company’s Executive Chairman and Chief Financial Officer, executed a limited guarantee only of borrowings under the Development Line of Credit which was to be released upon achieving certain financial ratios by the Company’s Craft Pizza & Pub locations. These loans were repaid in full on February 7, 2020.

In the fourth quarter of 2016, the Company issued 32 Units, for a purchase price of $50,000 per Unit, or $1,600,000 in the aggregate and, in January 2017, the Company issued another 16 Units, or an additional $800,000 in the aggregate. Each $50,000 Unit consisted of a convertible, subordinated, unsecured promissory note (the “Notes”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock, no par value per share. The Company issued Units to investors including the following related parties: Paul W. Mobley, the Company’s Executive Chairman, Chief Financial Officer and a director of the Company ($150,000); and Herbst Capital Management, LLC, the principal of which is Marcel Herbst, a director of the Company ($200,000).

Interest on the Notes accrued at the annual rate of 10% and is payable quarterly in arrears. Initially, the Notes mature, and the Warrants expire, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes, holders of $775,000 in principal amount extended their Notes until January 31, 2023. In 2018 and 2019, holders of $500,000 in principal amount of the Notes converted those Notes to 1,000,000 shares of the Company’s common stock in accordance with the terms of the Note. In February 2020, in conjunction with the Company’s refinancing of its debt, $1,275,000 in principal amount of those Notes was repaid leaving a balance of $625,000 which mature on January 31, 2023. The holders of the remaining $625,000 principal amount of Notes can elect, at their option any time prior to maturity, convert those Notes to common stock in accordance with the terms of the Notes.

The Warrants issued with the Notes provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustments). All warrants were canceled with the repayment of the Notes except Warrants issued with $625,000 principal amount of Notes that were extended to the new maturity of January 31, 2023. Subject to certain limitations, the Company may redeem the outstanding Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

Placement agent fees and other origination costs of the Notes are deducted from the carrying value of the Notes as original issue discount (“OID”). The OID is being amortized over the term of the Notes.

At December 31, 2019, the balance of the Notes is comprised of:

Face Value	$1,900,000
Unamortized OID	(398,718)
Carrying Value	$1,501,282

On February 7, 2020, the Company entered into Agreement with the Purchaser pursuant to which the Company issued to the Purchaser a senior Note in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance cost; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations. See Note 1 under the heading “Subsequent Events” for the description of the terms of the Agreement and Senior Note.

Total cash and non-cash interest accrued on the Company’s indebtedness in 2019 was $775,000 and in 2018 was $655,000.

Note 4: Royalties and Fees

Approximately $242,000, $305,000 and $307,000 are included in 2017, 2018 and 2019, respectively, royalties and fees in the Consolidated Statements of Operations for amortized initial franchise fees. Also included in royalties and fees were approximately $44,000, $74,000 and $70,000 in 2017, 2018 and 2019, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. Such incremental costs, include training, design and related travel cost to new franchisees. The deferred contract income and costs both approximated $699,000 on December 31, 2018 and $818,000 on December 31, 2019.

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

There were 3,064 franchised/licensed or Company-owned outlets in operation on December 31, 2019 and
 3,041 on December 31, 2018. During 2019, 35 new franchised/licensed were opened and 12 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,402, have left the system.

Note 5: Liabilities for Leased Facilities

The Company has future obligations of $7.0 million under current operating leases as follows: due in less than one year $771,000, due in one to three years $2.4 million, due in three to five years $1.7 million and due in more than five years $2.2 million.

For implementing the new accounting policies for leases, the Company used a weighted average discount rate of 7% and the weighted average lease term of 7.3 years. The Company recorded $134,545 in lease expense more than cash actually paid in 2019 for the leases.

Note 6: Income Taxes

The Company had a deferred tax asset, as a result of prior operating losses, of $4.8 million at December 31, 2018 and $3.9 million at December 31, 2019, which expires between the years 2020 and 2036. The net operating loss carry-forward is approximately $11.8 million so the Company will have no obligation to pay income tax on the amount of that operating loss carry-forward, however the carrying value of that deferred tax asset was significantly reduced by the 2017 Tax Act which lowered the highest corporate income tax rate from 34% to 21%. In 2017, 2018 and 2019, the Company used deferred benefits to offset its tax expense of $442,000, recorded a tax benefit of $503,000, and recorded a tax benefit of $468,000 respectively, and tax benefits from loss on discontinued operations of $57,000 in 2017 and $12,000 in 2018, however, the Company recorded a tax expense of $4.1 million in 2017 to lower the carrying value of the deferred tax credit as a result of the corporate tax rate being reduced from 34% to 21%, as explained above. The Company also recorded $1.4 million in additional tax in 2018 after evaluating its deferred tax assets and determined that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized. The Company also reviewed its operating loss carry-forward in 2019 and determined that $1.7 million of that loss may expire before it is used and, as a result, recorded an additional $400,000 in tax expense for 2019. As a result of the loss carry-forwards, the Company did not pay any income taxes in 2017, 2018 and 2019. There are no other material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7: Common Stock

During 2016 and 2017, the Company issued Notes in the aggregate principal amount of $2.4 million convertible to common stock within three years at the rate of $.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at $1.00 per share. During 2018, holders of $400,000 in principal amount of Notes converted into 800,000 shares of common stock. In 2019, holders of $100,000 in principal amount of Notes converted into 200,000 shares of common stock. In February 2020, in conjunction with the Company’s refinancing, $1,275,000 in principal amount of Notes were repaid terminating the holders’ right to convert and canceling their warrants. Now outstanding are $625,000 principal amount of Notes convertible to stock at $0.50 per share and warrants to purchase 625,000 shares of stock at $1.00 per share.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2019, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
46,500	$0.58
155,000	0.58
1,400,000	0.58
31,000	0.58
123,667	0.58
207,500	1.00
232,500	1.00
287,500	1.00
280,000	0.53
35,000	0.50
372,500	0.51
332,500	0.623
474,500	0.60

As of December 31, 2019, options for 3,488,834 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2017, 2018 and 2019:

Expected volatility30% to 20%
Expected dividend yield None
Expected term (in years) 3
Risk-free interest rate 1.68 to 2.82%

The following table sets forth the number of options outstanding as of December 31, 2016, 2017, 2018 and 2019 and the number of options granted, exercised or forfeited during the years ended December 31, 2017, 2018 and 2019:

Balance of employee stock options outstanding as of 12/31/16	2,957,667
Stock options granted during the year ended 12/31/17	410,500
Stock options exercised during the year ended 12/31/17	0
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee stock options outstanding as of 12/31/17	3,334,167
Stock options granted during the year ended 12/31/18	415,000
Stock options exercised during the year ended 12/31/18	0
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee stock options outstanding as of 12/31/18	3,643,667
Stock options granted during the year ended 12/31/19	529,500
Stock options exercised during the year ended 12/31/19	-
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee stock options outstanding as of 12/31/19	3,978,167

The following table sets forth the number of non-vested options outstanding as of December 31, 2016, 2017, 2018 and 2019, and the number of stock options granted, vested and forfeited during the years ended December 31, 2017, 2018 and 2019.

Balance of employee non-vested stock options outstanding as of 12/31/16	791,668
Stock options granted during the year ended 12/31/17	410,500
Stock options vested during the year ended 12/31/17	(418,333)
Stock options forfeited during the year ended 12/31/17	(34,000)
Balance of employee non-vested stock options outstanding as of 12/31/17	749,835
Stock options granted during the year ended 12/31/18	415,000
Stock options vested during the year ended 12/31/18	(337,499)
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee non-vested stock options outstanding as of 12/31/18	721,836
Stock options granted during the year ended 12/31/19	529,500
Stock options vested during the year ended 12/31/19	(325,000)
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee non-vested stock options outstanding as of 12/31/19	731,336

During 2019, employee stock options were granted for 529,500 shares and options for 195,000 shares were forfeited. At December 31, 2019, the weighted average grant date fair value of non-vested options was $0.576 per share and the weighted average grant date fair value of vested options was $0.683 per share.

The weighted average grant date fair value of employee stock options granted during 2017 was $0.51, during 2018 was $0.623 and during 2019 was $0.66. Total compensation cost recognized for share-based payment arrangements was $14,588 with a tax benefit of $5,808 in 2017, $16,597 with a tax benefit of $3,983 in 2018, and $18,829 in 2019 with a tax benefit of $4,995 in 2019. As of December 31, 2019, total unamortized compensation cost related to options was $48,477, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

On February 25, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard took effect in 2019 for public business entities and, therefore, is included in the current financial statements. This had the effect of increasing the value of the assets and liabilities of the Company and incurred an additional expense for rent on the Consolidated Statement of Operations by $134,545 in 2019.

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

The Company reported a net loss on discontinued operations of $93,000 in 2017. This consisted primarily of rent and other costs related to a location that was part of the operations discontinued in 2008.

The Company reported a net loss on discontinued operations of $37,800 in 2018. This consisted of rent related to a location that was a part of the operations discontinued in 2008. The obligation of rent on this location has been satisfied and no further loss is expected. There are no known contingencies with regard to the operations discontinued in 2008 that are expected to result in any loss.

Note 10: Contingencies

The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all done on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
	December 31	September 30	June 30	March 31
2019	(in thousands, except per share data)
Total revenue	$2,582	$3,079	$3,121	$2,923
Operating income	224	835	801	754
Net income (loss)before income taxes	(1,283)	615	580	627
Net income (loss)	(1,763)	467	441	476
Net income per common share
Basic	.08	.02	.02	.02
Diluted	.08	.02	.02	.02

	Quarter Ended
	December 31	September 30	June 30	March 31
2018	(in thousands, except per share data)
Total revenue	$3,043	$3,275	$3,177	$2,953
Operating income	541	714	703	699
Valuation allowance for receivables	(2,800)	(1,296)	-	-
Net income (loss) before income taxes from continuing operations	(2,428)	(755)	550	539
Net income (loss) from continuing operations	(3,277)	(562)	412	403
Loss from discontinued operations	(38)	-	-	-
Net income (loss)	(3,315)	(562)	412	403
Net income (loss) from continuing operations per common share
Basic	(.15)	(.03)	.02	..02
Diluted (1)	(.15)	(.02)	.02	.02
Net income (loss) per common share
Basic	(.15)	(.03)	.02	.02
Diluted (1)	(.15)	(.02)	.02	.02

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC.
Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standards Codification Topic 842.

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

/s/ Somerset CPA's, P.C

Indianapolis, Indiana
May 12, 2020

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

 Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	79	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	56	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	74	Class I Director
Marcel Herbst	49	Class I Director
William Wildman	71	Class II Director
Troy Branson	56	Executive Vice President of Franchising

The officers of the Company serve at the discretion of the board of directors and are elected at the annual meeting of the board of directors. The board of directors has a classified structure in which the directors are divided into three classes with approximately one-third of the directors standing for election each year. Under this structure, directors serve staggered three-year terms or until their successors are duly elected and qualified.

The following is a brief description of the previous business background of our executive officers and directors:

Paul W. Mobley has been Executive Chairman of the Board and Chief Financial Officer since November 2014. Prior to November 2014, Mr. Mobley was Chairman of the Board, Chief Executive Officer and Chief Financial Officer since December 1991, and a director since 1974. Mr. Mobley was President of the Company from 1981 to 1997. From 1975 to 1987, Mr. Mobley was a significant shareholder and president of a company which owned and operated 17 Arby’s franchise restaurants. From 1974 to 1978, he also served as Vice President and Chief Operating Officer of the Company and from 1978 to 1981 as its Senior Vice President. Mr. Mobley has a B.S. in Business Administration from Indiana University. He is the father of A. Scott Mobley.

A. Scott Mobley has been President and Chief Executive Officer since November 2014. Prior to November 2014, Mr. Mobley was President and Chief Operating Officer since 1997. He has served as a director since 1992, and Secretary since 1993. Mr. Mobley was Vice President from 1988 to 1997, and from 1987 until 1988 he also served as Director of Marketing for the Company. Prior to joining the Company Mr. Mobley was a strategic planning analyst with a division of Lithonia Lighting Company. Mr. Mobley has a B.S. in Business Administration from Georgetown University, and an MBA from Indiana University. He is the son of Paul W. Mobley.

Douglas H. Coape-Arnold has been a director of the Company since 1999. Mr. Coape-Arnold has been Managing General Partner of Geovest Capital Partners, L.P. since 1997, and was Managing Director of TradeCo Global Securities, Inc. from 1994 to 2002. Mr. Coape-Arnold is a Chartered Financial Analyst.

Marcel Herbst has been a director of the Company since July 2016. Mr. Herbst is the co-founder and portfolio manager of Herbst Capital Management, LLC and has over 15 years of investment experience in equities, fixed income and commodities. Mr. Herbst started his professional career in 1991 in Germany with a commercial diploma in banking. Prior to founding Herbst Capital Management, LLC, Mr. Herbst had more than 10 years’ experience in the management of hospitality services for large, upscale, branded properties in the US and Europe. Most recently he served as the Director of Food and Beverage at the 1544 room Hilton Chicago, overseeing $40 million in annual food and beverage revenue. Mr. Herbst has a Bachelor degree of Business Administration from Schiller International University in Heidelberg, Germany and a Master’s degree of Management in Hospitality concentrating in food and beverage from Cornell University.

William Wildman has been a director of the Company since June 2019. Mr. Wildman is the President and Chief Executive Officer of Pinnacle Commercial Capital (“Pinnacle”), a provider of growth funding to multi-unit franchisees and franchisors. Mr. Wildman has extensive working knowledge of restaurant concepts, their franchisors and their franchise groups, including both multi-unit and single-unit operators. Before founding Pinnacle, Mr. Wildman served as a Vice President with each of Provident Bank, a regional commercial bank, Atherton Capital, a San Francisco based capital markets lender, and Meridian Financial Corporation, an equipment leasing company in Indianapolis. Mr. Wildman studied business and law at the University of Evansville, and undertook additional financial management studies at the Indiana Banking School at Purdue.

Troy Branson has been Executive Vice President of Franchising for the Company since 1997, and from 1992 to 1997, he was Director of Business Development. Before joining the Company, Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992. Mr. Branson received a B.S. in Business from Indiana University.

CODE OF ETHICS

The Company has adopted a code of ethics for its senior executive and financial officers. The code of ethics can be obtained without charge by contacting the Company’s executive office at 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250 and requesting a copy of the code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2018 and 2019

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2019	$300,000	$-	$4,000	$304,000
Executive Chairman of the Board and Chief Financial Officer	2018	$225,000	$-	$3,850	$228,850

A. Scott Mobley	2019	$444,568	$-	$5,000	$449,568
Chief Executive Officer, President and Secretary	2018	$443,720	$-	$4,950	$448,670

Troy Branson	2019	$110,000	$85,967	$2,125	$198,092
Executive Vice President	2018	$109,615	$81,938	$2,338	$193,891

(1) These amounts represent the grant date fair value of the option awards. See “—Equity Incentive Awards” for information regarding valuation of stock option grants.

Equity Incentive Awards

The Company maintains an employee stock option plan for our employees, officers and directors that is designed to motivate them to increase shareholder value. Any employee, officer or director of the Company is eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year and both will expire ten years after the date of grant. The vesting period is intended to provide incentive for longevity with the Company. Awards under the plan are periodically made at the recommendation of the Executive Chairman/Chief Financial Officer and President/Chief Executive Officer, and then approved by the board of directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

The Summary Compensation Table includes the grant date fair value for stock options granted in 2018 and 2019 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 7 to the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company’s determination of the grant date fair value of stock options.

In 2018, the Company granted options to purchase 415,000 shares on July 6, 2018 at an exercise price equal to the then-current market price of $0.623 per share. There were no employee stock options exercised in 2018 and stock options for 105,500 were forfeited. In 2019, the Company granted options to purchase 529,500 shares on July 2, 2019 at an exercise price equal to the then-current market price of $.60 per share. There were no employee stock options exercised in 2019 and stock options for 195,000 were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at approximately $650,000 per year for 2019 (although Mr. Mobley voluntarily reduced his base compensation to $300,000 for 2019); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at approximately $551,000 per year for 2019 (although Mr. Mobley voluntarily reduced his base compensation to $444,568 for 2019); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Non-Equity Incentive Arrangements

The Company currently has a non-equity incentive arrangement with our Executive Vice President under which he may earn additional compensation. For 2019 and 2018, his compensation was based on 2.5% of the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)1 for the first $2.5 million and 3.0% of EBITDA above $2.5 million. Under these plans, the Executive Vice President was paid incentive compensation of $81,938 and $85,967 in 2018 and 2019, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	100,000		0.58	4/28/20
	900,000		0.58	1/25/21
	33,333		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	46,667	23,333	0.51	7/7/27
	23,333 0	46,667 80,000	0.623 0.60	7/6/28 7/2/29
A. Scott Mobley	25,000		0.58	8/28/20
	300,000		0.58	1/25/21
	33,334		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	60,000	30,000	0.51	7/7/27
	26,667 0	53,333 100,000	0.623 0.60	7/6/28 7/2/29
Troy Branson	10,000		0.58	8/28/20
	40,000		1.00	7/2/23
	30,000		1.00	7/2/24
	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
		42,500	0.51	7/7/27
		42,500 42,500	0.623 0.60	7/6/28 7/2/29

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	20,500	2,000	-	22,500
Marcel Herbst	20,500	2,000	-	22,500
William Wildman	9,500	3,750	-	13,250

Each non-employee director is compensated: $18,000 as an annual retainer fee paid quarterly; a $500 fee for each board of directors meeting attended. The directors are all eligible for stock option grants and are reimbursed for out-of-pocket expenses incurred in connection with their board service. The board of directors currently does not have any standing committees.

The Company does not pay any separate compensation for directors that are also employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2020, there were 22,215,413 shares of the Company’s common stock outstanding. The following table sets forth the amount and percentage of the Company’s common stock beneficially owned on April 15, 2020, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding common stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock(2)
Corbel Capital Partners SBIC, L.P.	2,250,000(3)	10.1%
Paul W. Mobley	3,439,368(4)	14.6%
A. Scott Mobley	1,871,245(5)	8.2
Douglas H. Coape-Arnold	490,000(6)	2.2
Marcel Herbst	1,071,491(7)	4.7
Troy Branson	577,500(8)	2.6
William Wildman	75,000(9)	0.3
All executive officers and directors as a group (7) persons)	9,774,604	34.6%

(1)
All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)
The percentage calculations are based upon 22,215,413 shares of the Company’s common stock issued and outstanding as of the most recent practicable date and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of April 15, 2020.

(3)
The total includes 2,250,000 warrants to purchase up to 2,250,000 shares.

(4)
The total includes 1,493,333 shares of common stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)
The total includes 878,334 shares of common stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)
The total includes 490,000 shares of common stock subject to options granted under a stock option plan.

(7)
The total includes 155,000 shares of common stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and 200,000 shares issuable upon exercise of warrants.

(8)
The total includes 282,500 shares of common stock subject to options granted under a stock option plan.

(9)
The total includes 75,000 shares of common stock subject to options granted under a stock option plan.

The following table provides information as of December 31, 2019 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,978,167	$.65	(1)
Total	3,978,167	$.65	(1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
.
The Company has reviewed all transactions to which the Company and officers and directors of the Company are a party or have a financial interest. The board of directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors, and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

The Company’s board of directors is currently comprised of: Paul W. Mobley, our Executive Chairman and Chief Financial Officer; A. Scott Mobley, our President and Chief Executive Officer; Douglas H. Coape-Arnold; Marcel Herbst; and William Wildman. For the purpose of determining director independence, the Company has adopted the New York Stock Exchange definition of independence. The board of directors has determined that Messrs. Coape- Arnold, Herbst and Wildman are independent directors under that definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2019 and 2018.

	2019	2018
Audit fees and review fees (1)	$110,000	$110,000

(1)
Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our annual reports on Form 10-K for the years ended December 31, 2019 and 2018, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2019 and 2018.

The engagement of Somerset, for conducting the audit of the Company’s financial statements for the years ended December 31, 2019 and 2018, and for the review of its financial statements included in its Form 10-Q’s during 2019 and 2018, was pre-approved by the Company’s board of directors. Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

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

4.2	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

4.3	Form of Senior Secured Promissory Note issued by Registrant to Corbel Capital Partners SBIC, L.P. dated February 7, 2020 filed herewith.

4.4	Form of Warrant issued to Corbel Capital Partners SBIC, L.P. dated February 7, 2020 filed herewith.

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

10.11	Senior Secured Note and Warrant Purchase Agreement dated February 7, 2020 by and between the Registrant and Corbel Capital Partners SBIC, L.P. filed herewith.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data

* Management contract for compensation plan..

ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: May 12, 2020	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive Officer

NOBLE ROMAN’S, INC.

Date: May 12, 2020	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2020	By:	/s/Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

Date: May 12, 2020	By:	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: May 12, 2020	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: May 12, 2020	By:	/s/ Marcel Herbst
Marcel Herbst
Director

Date: May 12, 2020	By:	/s/ William Wildman
William Wildman
Director