Form 10-Q
period 2020-03-31
NOBLE ROMANS INC
filed 2020-06-09
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐
Emerging Growth Company ☐	Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

As of June 3, 2020 there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2019	March 31, 2020
Current assets:
Cash	$218,132	$1,139,725
Accounts receivable - net	978,408	1,111,017
Inventories	880,660	895,315
Prepaid expenses	784,650	643,987
Total current assets	2,861,850	3,790,044

Property and equipment:
Equipment	2,899,611	2,900,761
Leasehold improvements	1,187,100	1,187,829
Construction and equipment in progress	374,525	920,696
	4,461,236	5,009,286
Less accumulated depreciation and amortization	1,689,520	1,755,467
Net property and equipment	2,771,716	3,253,819
Deferred tax asset	3,900,221	3,982,204
Deferred contract cost	817,763	793,884
Goodwill	278,466	278,466
Operating lease right of use assets	4,242,416	5,041,185
Other assets including long-term portion of receivables - net	4,232,655	4,640,808
Total assets	$19,105,087	$21,780,410

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$-
Accounts payable and accrued expenses	731,059	583,267
Current portion of operating lease liability	333,763	347,826
Total current liabilities	1,936,251	931,093

Long-term obligations:
Term loans payable to bank (net of current portion)	2,999,275	-
Term loan payable to Corbel	-	7,194,229
Warrant value	-	29,037
Convertible notes payable	1,501,282	556,292
Operating lease liabilities - net of short-term portion	4,016,728	4,808,216
Deferred contract income	817,763	793,884
Total long-term liabilities	9,335,048	13,381,658

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2019 and as of March 31, 2020)	24,858,311	24,747,223
Accumulated deficit	(17,024,523)	(17,279,564)
Total stockholders' equity	7,833,788	7,467,659
Total liabilities and stockholders’ equity	$19,105,087	$21,780,410

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31,
	2019	2020
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,142,614	$1,092,948
Restaurant revenue - company-owned non-traditional	170,502	154,684
Franchising revenue - non-traditional	1,593,014	1,467,379
Administrative fees and other	16,619	4,251
Total revenue	2,922,749	2,719,262

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,010,919	972,029
Restaurant expenses - company-owned non-traditional	153,709	152,243
Franchising expenses - non-traditional	494,712	490,357
Total operating expenses	1,659,340	1,614,629

Depreciation and amortization	93,600	65,947
General and administrative expenses	416,248	449,421
Total expenses	2,169,188	2,129,997
Operating income	753,561	589,265

Interest expense	126,903	926,289
Income (loss) before income taxes	626,658	(337,024)
Income tax expense (benefit)	150,398	(81,983)
Net income (loss)	$476,260	$(255,041)

Earnings (loss) per share - basic
Net income (loss)	$.02	$(.01)
Weighted average number of common shares outstanding	21,671,921	22,215,512

Diluted earnings (loss) per share:
Net income (loss)	$.02	$(.01)
Weighted average number of common shares outstanding	25,584,889	22,853,349

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

Quarter Ended March 31, 2020:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

Unamortized loan origination cost attributable to the 500,000 notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of stock options		5,312		5,312

Net loss for three months ended March 31, 2020	-	-	(255,041)	(255,041)

Balance at March 31, 2020	22,215,512	$24,747,223	$(17,279,564)	$7,467,659

Quarter Ended March 31, 2019:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)

Net income for three months ended March 31, 2019			476,260	476,260

Conversion of convertible note to common stock	100,000	50,000	-	50,000

Balance at March 31, 2019	21,683,032	$24,789,482	$(16,170,201)	$8,619,281

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2020
Net income (loss)	$476,260	$(255,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	126,005	860,743
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	11,897	18,945
Deferred income taxes (benefit)	150,398	(81,983)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,642	(132,609)
Inventories	13,085	(14,655)
Prepaid expenses	(32,526)	(58,185)
Other assets including long-term portion of receivables	(178,450)	(209,304)
Decrease in accounts payable and accrued expenses	(275,967)	(147,794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	303,344	(19,883)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,890)	(555,637)
NET CASH USED IN INVESTING ACTIVITIES	(15,890)	(555,637)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(217,857)	(4,297,024)
Payment of principal on convertible notes		(1,275,000)
Proceeds of new loan - Corbel	-	7,069,137
NET CASH PROVIDED (USED BY) FINANCING ACTIVITIES	(217,857)	1,497,113

Increase in cash	69,597	921,593
Cash at beginning of period	76,194	218,132
Cash at end of period	$145,791	$1,139,725

Supplemental schedule of investing and financing activities

Cash paid for interest	$135,123	$198,560

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic and the governmental response.

Note 2 – Royalties and fees included initial franchise fees of $94,500 for the three-month period ended March 31, 2019, and $28,000 for the three-month period ended March 31, 2020, Royalties and fees included equipment commissions of $20,000 for the three-month period ended March 31, 2019, and $4,000 for the three-month period ended March 31, 2020. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.6 million for the three-month period ended March 31, 2019 and $1.5 million for the three-month period ended March 31, 2020. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and deferred costs were both $800,000 on March 31, 2020.

At December 31, 2019 and March 31, 2020, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheets as of December 31, 2019 and March 31, 2020 will be collected. The allowance to reduce the receivables to anticipated net realizable value at both December 31, 2019 and March 31, 2020 was approximately $5.6 million.

There were 3,064 franchises/licenses in operation on December 31, 2019 and 3,049 franchises/licenses in operation on March 31, 2020. During the three-month period ended March 31, 2020 there were six new outlets opened and 21 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,402 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2019:

	Three Months Ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$476,260	21,671,921	$.02

Effect of dilutive securities
Options and warrants	-	1,857
Convertible notes	48,750	3,911,111	____

Diluted earnings per share
Net income per share with assumed conversions	$525,010	25,584,889	$.02

The following table sets forth the calculation of basic and diluted loss per share for the three-month period ended March 31, 2020:

	Three Months Ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(255,041)	22,215,512	$(.01)

Effect of dilutive securities
Options and warrants	-	-
Convertible notes	47,500	1,250,000	____

Diluted loss per share
Net loss per share with assumed conversions	$(207,541)	23,465,512	$(.01)

Note 4 - Other assets as of March 31, 2020, include security deposits of $14,700, cash surrender value of life insurance in the amount of $199,000, long-term franchisee receivables in the amount of $4.4 million which is net after a $5.6 million valuation allowance.

Long-term receivable from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under the Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection costs, which adds to the receivables in accordance with the agreements and some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle.

Note 5 - On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of coronavirus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments have, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic has resulted in significant, economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

The pandemic and the governmental response are having a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants have been open for carry-out only, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars may resume at 100% capacity. As the duration and scope of the pandemic is uncertain, these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase-out of restrictions will have a positive effect on the Company’s business.

Several other states and municipalities in the United States have also temporarily restricted travel and suspended the operation of dine-in restaurants in light of COVID-19, which has negatively affected our franchised operations. Host facilities for our non-traditional franchises have also been adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both our Craft Pizza & Pub and non-traditional venues.

On April 25, 2020, the Company borrowed $715,000 under the Payroll Protection Program. The Company anticipates this note will be forgiven. The funds, according to the provision in the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services pizza-focused foodservice franchises and licenses under the trade name “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs”. It also currently operates one Company-owned non-traditional Noble Roman's Pizza location in a hospital and five Company-owned Craft Pizza & Pub restaurants. The Company's concepts’ feature high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

To facilitate growth, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Craft Pizza & Pub locations in 2017, added two additional locations in 2018 and one thus far in 2020 and plans for additional company-owned locations to open later this year and next year. The first franchised Craft Pizza & Pub opened in May 2019 in Lafayette, Indiana and the second franchised Craft Pizza & Pub opened in November 2019 in Evansville, Indiana. The franchisee of the first franchised location has a second location now under development in Kokomo, Indiana with plans to open in the summer of 2020. In addition to growth in the Craft Pizza & Pub venue, since 1997 the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. That focus on franchising and licensing non-traditional locations is continuing and currently has a significant backlog of franchises sold but not yet opened, combined with an active base of qualified prospects for additional locations.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital and Noble Roman’s, Inc. owns and operates five Craft Pizza & Pub locations with plans to add more. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept.

References in this report to the “Company” and to "Noble Roman's" are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made to order using fresh ingredients in the view of the customers. In January 2017, the Noble Roman’s Craft Pizza & Pub opened its first Company-owned restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time four additional Craft Pizza & Pubs have been opened as Company-owned restaurants. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize overhead and other costs. To accomplish this, the Company will continue owning and operating a core of Craft Pizza & Pub locations and develop what it believes to be a large growth opportunity by franchising with qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations, especially convenience stores and entertainment centers.

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

The Company has third-party distributors strategically located throughout the United States. The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributors, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor. In addition, the Company has agreements with various grocery store distributors located in parts of the country which agree to buy the Company’s ingredients from one of the Company’s primary distributors and to distribute those ingredients only to their grocery store customers who have signed license agreements with the Company.

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

Licensing

Noble Roman’s Take-n-Bake Pizza licenses for grocery stores are governed by a supply agreement. The supply agreement generally requires the licensee to: (1) purchase proprietary ingredients only from a Noble Roman’s-approved distributor; (2) assemble the products using only Noble Roman’s approved ingredients and recipes; and (3) display products in a manner approved by Noble Roman’s using Noble Roman’s point-of-sale marketing materials. Pursuant to the distributor agreements, the primary distributors place an additional mark-up, as determined by the Company, above their normal selling price on the key ingredients as a fee for the Company in lieu of royalty. The distributors agree to segregate this additional mark-up upon invoicing the licensee or grocery store distributor, to hold the fees in trust for the Company and to remit them to the Company within ten days after the end of each month.

Financial Summary

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company periodically evaluates the carrying value of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company’s products or changes in the business climate which affect the recovery of recorded value. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2019		2020
Revenue	$1,142,614	100.0%	$1,092,948	100.0
Cost of sales	237,675	20.8	235,592	21.6
Salaries and wages	365,981	32.0	318,524	29.1
Facility cost including rent, common area and utilities	200,607	17.6	202,780	18.6
Packaging	41,318	3.6	30,253	2.8
Delivery fees	14,678	1.3	35,199	3.2
All other operating expenses	150,660	13.2	149,681	13.6
Total expenses	1,010,919	88.5	972,029	88.9
Margin contribution	$131,695	11.5%	$120,919	11.1%

Margin contribution from this venue was decreased by $10,010 for non-cash expense related to the adoption of ASU 2016-02 accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's non-traditional franchising venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2019		2020
Royalties and fees non-traditional franchising	$1,287,178	80.8%	$1,278,100	87.1%
Royalties and fees non-traditional grocery	305,836	19.2	189,279	12.9
Total non-traditional revenue	1,593,014	100.0	1,467,379	100.0
Salaries and wages	195,626	12.3	196,049	13.4
Trade show expense	105,094	6.6	105,000	7.2
Insurance	109,924	6.9	86,426	5.9
Travel and auto	27,549	1.7	28,448	1.9
All other operating expenses	56,519	3.5	74,433	5.0
Total expenses	494,712	31.0	490,356	33.4
Margin contribution	$1,098,302	69.0%	$977,023	66.6%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2019		2020
Revenue	$170,502	100.0%	$154,684	100.0%
Cost of sales	63,947	37.5	59,562	38.5
Salaries and wages	53,791	31.5	56,256	36.4
Rent	16,165	9.5	14,710	9.5
Packaging	4,879	2.9	4,170	2.7
All other operating expenses	14,927	8.7	17,545	11.3
Total expenses	153,709	90.1	152,243	98.4
Margin contribution	$16,793	9.9%	$2,441	1.6%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue remained approximately the same at $1.1 million. Revenue was increased by opening an additional Craft Pizza & Pub restaurant on March 25, 2020 but that increase was offset by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but allowed carry-out and delivery.

Cost of sales increased to 21.6% from 20.8% in the comparable period last year.

Salaries and wages improved to 29.1% compared to 32.0% for the comparable period in 2019. This improvement was primarily the result of efficiencies gained as the restaurants had been operating longer. It was also partially the result of all of the dining rooms being closed by order of the Governor on March 16, 2020, however the restaurants continued to use Pizza Valet service for carry-out which decreased the labor requirements to a greater extent in percentage terms than the sales were reduced by the lack of dining room service.

Gross margin contribution decreased from 11.5% to 11.1% for the quarter compared to the comparable period last year. Overall expenses for this venue increased from 88.5% to 88.9% with the cost of sales increasing 0.8%, facility cost increasing by 1.0%, delivery fees and bank charges by 2.4%, all being partially offset by labor efficiency improving with the cost decreasing from 32.0% to 29.1%. The non-cash expense for adopting to ASU 2016-02 accounting for operating leases, which became effective after January 1, 2019 for publicly reporting companies, decreased the margin from 12.0% to 11.1%.

Franchising Non-Traditional Locations

The revenue from this venue decreased from $1.6 million to $1.5 million for the three months ended March 31, 2020 compared to the comparable period in 2019. Royalties and fees from non-traditional franchising remained approximately the same at $1.3 million however royalties and fees from grocery stores declined from $306,000 to $189,000. This decrease in grocery store take-n-bake was a result of the Company’s focus away from grocery stores to franchising because of the strong economic conditions prior to COVID-19 pandemic and due to pandemic-caused rush on grocery stores with minimal staff which did not have sufficient resources to maintain assembling pizzas for take-n-bake.

Salaries and wages, trade show expense, insurance and other operating costs decreased from $495,000 to $490,000 for the three-month period ended March 31, 2020 compared to the comparable period in 2019. In January 2019, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its objectives with fewer people and lower costs in general. These efforts are reflected in the 66.6% margin during the three-month period ended March 31, 2020 and are expected to benefit results in future quarters.

Gross margin contribution from this venue decreased to 66.6% from 69.0% in the three-month period ended March 31, 2020 compared to the comparable period in 2019. The reason for the margin decrease was a result of the decrease in total revenue resulting from a decline in grocery store take-n-bake sales while maintaining the same reduced expense level.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased from $171,000 to $155,000 in the three-month period ended March 31, 2020 compared to the comparable period in 2019. The primary reason for this decrease was the restriction placed on hospital locations as a result of the COVID-19 pandemic whereby hospitals were restricted from having outside visitors and staff inside the hospital was restricted from going from one area of the hospital to another. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses were $152,000 for the three-month period ended March 31, 2020 compared to $154,000 for the comparable period in 2019. The primary reason for this decrease was caused by lower volume due to restrictions on hospitals resulting from the COVID-19 pandemic.

Gross margin contribution from this venue decreased to 1.6% from 9.9% in the three-month period ended March 31, 2020 compared to the comparable period in 2019. As previously discussed, the margin was decreased as a result of decreased revenue due to restrictions on hospitals resulting from the COVID-19 pandemic, as described above.

Depreciation decreased to $66,000 from $94,000 for the three-month period ended March 31, 2020 compared to the corresponding periods in 2019. The primary reason for the decrease was the result of no new Company-owned Craft Pizza & Pub locations opening during the year 2019. An additional Company-owned Craft Pizza & Pub location was opened in late March 2020 with plans to open one or two additional Company-owned Craft Pizza & Pub during the remainder of 2020.

General and administrative expenses increased to $449,000 from $416,000 for the three-month period ended March 31, 2020 compared to the corresponding period in 2019. The primary reason for the increase was the increase in employee group insurance cost.

Operating income decreased to $589,000 from $754,000 for the three-month period ended March 31, 2020 compared to the corresponding period in 2019. Operating income decreased as a result of a $200,000 decrease in revenue, while all expenses remained approximately the same. The revenue decrease was primarily related to the COVID-19 pandemic shutting down the economy.

Interest expense increased to $926,000 from $127,000 for the three-month period ended March 31, 2020 compared to the corresponding period in 2019. The primary reason for the increase was a result of the financing that occurred in February 2020 resulting in one-time non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement sub-debt, which in the aggregate was $658,445 and, in addition, the non-cash PIK interest expense of $35,371.

Net income (loss) before income taxes decreased to ($337,000) from $627,000 for the three-month period ended March 31, 2020 compared to the corresponding period in 2019. This was primarily the result of the one-time non-cash interest as explained in the previous paragraph.

Net income (loss) decreased to ($255,000) from $476,000 for the three-month period ended March 31, 2020 compared to the corresponding period in 2019. Net income decreased because of the one-time non-cash expense associated with financing the Company’s debt and to a lesser extent the decrease in total revenue, but with approximately the same expenses, primarily caused by the COVID-19 pandemic.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018 and March of 2020.

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

The Company’s current ratio was 4.1-to-1 as of March 31, 2020 compared to 1.5-to-1 as of December 31, 2019. The current ratio was improved significantly with the new financing in February 2020.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible, subordinated and unsecured promissory notes (the “Notes”) to common stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share. Warrants to purchase 1,775,000 shares of common stock at $1.00 per share expired late in 2019.

In September 2017, the Company entered into a loan agreement (the “Bank Agreement”) with First Financial Bank (the “Bank”). The Bank Agreement provided for a senior credit facility (the “Credit Facility”) from the Bank consisting of: (1) a term loan in the amount of $4.5 million (the “Term Loan”); and (2) a development line of credit of up to $1.6 million (the “Development Line of Credit”) for the opening of three Craft Pizza & Pub restaurants. Borrowings under the Credit Facility bore interest at a variable annual rate up to the London Interbank Offer Rate (“LIBOR”) plus 7.25%. All outstanding amounts owed under the Bank Agreement were due to mature in September 2022, however these amounts were all paid in full from the $8.0 million new financing in February 2020.

On February 7, 2020, the Company entered into the Agreement with Corbel Capital Partners SBIC, L.P. (the “Purchaser”) pursuant to which the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

On April 25, 2020, the Company received a loan of $715,000 under the Payroll Protection Program. It is anticipated this note will be forgiven. The funds, according to the provision in the CARES Act, may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, competitive factors and pricing pressures, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2020, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.0 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $80,000 over the succeeding 12-month period.

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
4.3
Form of Senior Secured Promissory Note issued by Registrant to Corbel Capital Partners SBIC, L.P. dated February 7, 2020, filed as Exhibit 4.3 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

4.4	Form of Warrant issued to Corbel Capital Partners SBIC, L.P. dated February 7, 2020, filed as Exhibit 4.4 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
4.5
Form of Promissory Note under the Paycheck Protection Payment loan issued by Registrant Huntington National Bank dated April 17, 2020, filed as Exhibit 4.5 to Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2020,filed herewith.

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

10.11
Senior Secured Note and Warrant Purchase Agreement dated February 7, 2020 by and between the Registrant and Corbel Capital Partners SBIC, L.P., filed as Exhibit 10.11 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

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

NOBLE ROMAN'S, INC.

Date: June 9, 2020	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman,Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)