Form 10-Q
period 2020-06-30
NOBLE ROMANS INC
filed 2020-08-05
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

Large Accelerated Filer	Accelerated Filer

Non-Accelerated Filer	Smaller Reporting Company X

Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

As of July 31, 2020 there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2019 and June 30, 2020 (unaudited)	3
Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2019 and 2020 (unaudited)	4
Condensed consolidated statements of changes in stockholders' equity for the three-month periods ended June 30, 2020 and 2019 and six-month periods ended June 30, 2020 and 2019 (unaudited)	5
Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2020 (unaudited)	7
Notes to condensed consolidated financial statements (unaudited)	8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2019	June 30, 2020
Current assets:
Cash	$218,132	$1,577,434
Accounts receivable - net	978,408	844,677
Inventories	880,660	852,423
Prepaid expenses	784,650	587,529
Total current assets	2,861,850	3,862,063

Property and equipment:
Equipment	2,899,611	3,151,935
Leasehold improvements	1,187,100	1,571,542
Construction and equipment in progress	374,525	468,476
	4,461,236	5,191,953
Less accumulated depreciation and amortization	1,689,520	1,831,162
Net property and equipment	2,771,716	3,360,791
Deferred tax asset	3,900,221	4,026,815
Deferred contract cost	817,763	808,423
Goodwill	278,466	278,466
Operating lease right of use assets	4,242,416	4,911,306
Other assets including long-term portion of receivables - net	4,232,655	5,068,422
Total assets	$19,105,087	$22,316,286

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$-
Accounts payable and accrued expenses	731,059	397,179
Current portion of operating lease liability	333,763	342,763
Total current liabilities	1,936,251	739,942

Long-term obligations:
Term loans payable to bank (net of current portion)	2,999,275	-
Term loan payable to Corbel	-	7,272,599
Warrant value	-	29,037
Convertible notes payable	1,501,282	562,354
Operating lease liabilities - net of short-term portion	4,016,728	4,735,219
Deferred contract income	817,763	808,423
Total long-term liabilities	9,335,048	13,407,632

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2019 and as of June 30, 2020)	24,858,311	24,752,535
Accumulated deficit	(17,024,523)	(16,583,823)
Total stockholders' equity	7,833,788	8,168,712
Total liabilities and stockholders’ equity	$19,105,087	$22,316,286

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,329,465	$1,406,865	$2,472,079	$2,499,813
Restaurant revenue - company-owned non-traditional	160,020	111,433	330,522	266,117
Franchising revenue	1,620,208	1,088,344	3,213,222	2,555,723
Administrative fees and other	11,112	3,867	27,731	8,118
Total revenue	3,120,805	2,610,509	6,043,554	5,329,771

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,120,934	804,340	2,131,853	1,776,369
Restaurant expenses - company-owned non-traditional	153,109	76,983	306,818	229,226
Franchising expenses	544,814	267,628	1,039,526	757,984
Total operating expenses	1,818,857	1,148,951	3,478,197	2,763,579

Depreciation and amortization	76,446	98,279	170,045	164,226
General and administrative expenses	424,793	344,374	841,042	793,795
Total expenses	2,320,096	1,591,604	4,489,284	3,721,600
Operating income	800,709	1,018,905	1,554,270	1,608,171

Interest expense	220,268	323,165	347,171	1,249,454
Income before income taxes	580,441	695,740	1,207,099	358,717
Income tax expense (benefit)	139,305	-	289,703	(81,983)
Net income	$441,136	$695,740	$917,396	$440,700

Earnings per share – basic:
Net income before income tax	$.03	$.03	$.06	$.02
Net income	$.02	$.03	$.04	$.02
Weighted average number of common shares outstanding	21,742,291	22,215,512	21,707,300	22,215,512

Diluted earnings per share:

Net income before income tax	$.02	$.03	$.05	$.02
Net income	$.02	$.03	$.04	$.02
Weighted average number of common shares outstanding	25,663,140	23,465,512	25,633,674	23,465,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

	Common Stock Shares Amount		Accumulated Deficit	Total

Six Months Ended June 30, 2020::

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

Net income for six months ended June 30, 2020			440,700	440,700

Unamortized loan origination cost attributable to the 500,000 notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of employee stock options		10,624	_________	10,624

Balance at June 30, 2020	22,215,512	$24,752,535	$(15,583,823)	$8,168,712

Three Months Ended June 30, 2020:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at March 31, 2020	22,215,512	$24,747,223	$(17,279,563)	$7,467,660

Amortization of value of employee stock options		5,312		5,312

Net income for three months ended June 30, 2020			695,740	695,740

Balance at June 30, 2020	22,215,512	$24,752,535	$(16,587,823)	$8,168,712

See accompanying notes to condensed consolidated financial statements (unaudited

	Common Stock Shares Amount		Accumulated Deficit	Total

Six Months Ended June 30, 2019::

Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)

Net income for six months ended June 30, 2019			917,396	917,396

Amortization of value of employee stock options		8,087		8,087

Cashless exercise of warrants	232,381

Conversion of convertible note to common stock	100,000	50,000	-	50,000

Balance at June 30, 2019	21,915,413	$24,797,569	$(15,729,065)	$9,068,504

Three Months Ended June 30, 2019:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at March 31, 2019	21,683,032	$24,789,482	$(16,170,201)	$8,619,281

Amortization of value of employee stock options		8,087		8,087

Net income for three months ended June 30, 2019			441,136	441,136

Cashless exercise of warrants	232,281	-	-	-

Balance at June 30, 2019	21,915,313	$24,797,569	$(15,729,065)	$9,068,504

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2020
Net income	$917,396	$440,700
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	238,942	1,045,934
Amortization of lease costs in excess of cash paid	21,228	26,153
Deferred income taxes	289,703	(81,983)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(210,607)	(63,563)
Inventories	53,610	28,237
Prepaid expenses	7,850	(1,728)
Other assets	(235,698)	(357,634)
Increase (decrease) in:
Accounts payable and accrued expenses	(394,490)	(333,884)
NET CASH PROVIDED BY OPERATING ACTIVITIES	687,934	702,232

INVESTING ACTIVITIES
Purchase of property and equipment	(85,409)	(738,304)
NET CASH USED IN INVESTING ACTIVITIES	(85,409)	(738,304)

FINANCING ACTIVITIES
Payment of principal on bank loans	(446,895)	(4,379,013)
Payment of principal on convertible notes	-	(1,275,000)
Proceeds of new loan - Corbel	-	7,049,387
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(446,895)	1,395,374

Increase in cash	155,630	1,359,302
Cash at beginning of period	76,194	218,132
Cash at end of period	$231,824	$1,577,434

Supplemental schedule of investing and financing activities

Cash paid for interest	$ 298,324	$ 450,646

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by this Form 10-Q for the three months ended June 30, 2020 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

On April 25, 2020, the Company borrowed $715,000 under the Paycheck Protection Program (the “PPP”). The funds, according to the provision of the Coronavirus Aid, Relief, and Economic Securities Act (the “CARES Act”), may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 14, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020. Since the Company met all of the eligibility requirements to participate in the PPP and it was probable from the beginning that the Company’s borrowing will be forgiven, the Company’s participation in the PPP program was accounted for as a government grant. Since the entire amount of the PPP participation was used to pay qualified expenses prior to June 30, 2020, the qualifying expenses are presented herein as a reduction of those related expenses in the quarter ended June 30, 2020.

There have been no other significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic and the governmental response and the government assistance in the form of a PPP grant in the amount of $715,000 affecting the three and six months ended June 30, 2020.

Note 2 – Franchising revenue included initial franchise fee amortization of $76,000 for the three-month period ended June 30, 2020, and $101,000 for the six-month period ended June 30, 2019, compared to $116,000 and $210,500 for the respective three-month and six-month periods ended June 30, 2019. Franchising revenue included equipment commissions of $14,000 and $18,000 for the respective three-month and six-month periods ended June 30, 2020, and $8,000 and $28,000 for the respective three-month and six-month periods ended June 30, 2019. Franchising revenue, less amortized initial franchise fees and equipment commissions, were $999,000 and $2.4 million for the respective three-month and six-month periods ended June 30, 2020, and $1.5 million and $3.0 for the respective three-month and six-month periods ended June 30, 2019. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

Since the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods, the effect to comparable periods within the financial statements is not material. The deferred contract income and costs both approximated $808,000 on June 30, 2020.

At December 31, 2019 and June 30, 2020, the Company reported net accounts receivable from former franchisees of $4.4 million and $4.8 million, respectively, which was net of allowance of $4.3 million at December 31, 2019 and allowance of $4.8 million as of June 30, 2020.

There were 3,064 franchises/licenses in operation on December 31, 2019 and 3,058 franchises/licenses in operation on June 30, 2020. During the six-month period ended June 30, 2020, there were 12 new outlets opened and 18 outlets closed. In the ordinary course, grocery stores from time to time add the Company's licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,402 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2019:

	Three Months Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$441,136	21,742,291	$.02
Effect of dilutive securities
Options and warrants		20,849
Convertible notes	48,750	3,900,000
Diluted earnings per share
Net income	$489,886	25,663,140	$.02

	Six Months Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$917,396	21,707,300	$.04
Effect of dilutive securities
Options and warrants		20,849
Convertible notes	97,500	3,905,525
Diluted earnings per share
Net income	$1,014,896	25,633,674	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2020:

	Three Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$695,740	22,215,512	$.03
Effect of dilutive securities
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net income	$711,365	23.465.512	$.03

	Six Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$440,700	22,215,512	$.02
Effect of dilutive securities
Convertible notes	31,250	1,250,000
Diluted earnings per share
Net income	$471,950	23,465,512	$.02

Note 4 - Other assets as of June 30, 2020, include security deposits of $15,000, cash surrender value of life insurance in the amount of $199,000 and long-term franchisee receivables in the amount of $4.8 million which is net after a $4.8 million valuation allowance.

Long-term receivable from franchisees represent receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under the Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection costs, which adds to the receivables in accordance with the agreements and some of the receivables were generated by early termination of the franchise agreements. These receivables have been classified as long-term since collections are expected to extend over more than a one-year cycle. During the three-month period ended June 30, 2020, all remaining $197,294 of the franchisee receivables which had been classified as short term was transferred to long term.

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

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Company has the right to require the Purchaser to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and to further require exercise of the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes, at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

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

The pandemic and the governmental response has had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars were to be allowed to resume at 100% capacity, however, the Governor issued another order delaying the increase in capacity to at least July 31, 2020 then further delaying the increase in capacity until at least August 27, 2020. As the duration and scope of the pandemic is uncertain, these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase-out of restrictions will have a positive effect on the Company’s business.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP and, in accordance with the accounting policy adopted, is being accounted for as a government grant and is presented in the Condensed Consolidated Statement of Operations as a reduction of those qualifying expenses since the amount was entirely used during the three-month period ended June 30, 2020.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company signed a 10-year lease for its sixth Company-owned and operated Craft Pizza & Pub location on July 24, 2020 for future rents of $1.05 million. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services pizza-focused foodservice franchises and licenses under the trade name “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs”. It also currently operates one Company-owned non-traditional Noble Roman's Pizza and Tuscano’s Italian Style Subs location in a hospital and five Company-owned Craft Pizza & Pub restaurants with a sixth location under development. The Company's concepts’ feature high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

To facilitate growth, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Craft Pizza & Pub locations in 2017, added two additional locations in 2018 and opened one thus far in 2020 with another one under development expected to open near the end of the third quarter. The Company has plans for additional company-owned locations to open later this year and next year. The first franchised Craft Pizza & Pub opened in May 2019 in Lafayette, Indiana and the second franchised Craft Pizza & Pub opened in November 2019 in Evansville, Indiana. The franchisee of the first franchised location has a second location now under development in Kokomo, Indiana with plans to open late summer of 2020. In addition to growth in the Craft Pizza & Pub venue, since 1997 the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. That focus on franchising and licensing non-traditional locations is continuing and currently has a significant backlog of franchises sold but not yet opened, combined with an active base of qualified prospects for additional locations, however the current pandemic has slowed that development.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital and Noble Roman’s, Inc. owns and operates five Craft Pizza & Pub locations with another one under development and with plans to add more. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2019		2020		2019		2020
Revenue	$1,329,465	100%	$1,406,865	100%	$2,472,079	100%	$2,499,813	100%
Cost of sales	278,048	20.9	279,037	19.8	515,723	20.8	514,629	20.6
Salaries and wages	379,695	28.6	36,781	2.6	745,676	30.2	355,305	14.2
Facility cost including rent, common area and utilities	209,093	15.7	185,576	13.2	409,700	16.6	388,356	15.5
Packaging	35,473	2.7	45,126	3.2	66,790	2.7	75,379	3.0
Delivery fees	21,392	1.6	73,131	5.2	35,457	1.4	108,330	4.3
All other operating expenses	197,233	14.8	184,689	11.0	358,507	14.5	334,370	13.4
Total expenses	1,120,934	84.3	804,340	57.2	2,131,853	86.2	1,776,369	71.1
Margin contribution	$208,531	15.7%	602,525	42.8	$340,226	13.8%	$723,444	28.9

Margin contribution from this venue was decreased $5,873 for non-cash expense related to the adoption of ASU 2016-02 accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2019		2020		2019		2020
Royalties and fees franchising	$1,335,297	82.4%	$914,831	84.1%	$2,622,475	81.6%	$2,192,932	85.8%
Royalties and fees grocery	284,911	17.6	173,513	15.9	590,747	18.4	362,791	14.2
Total royalties and fees revenue	1,620,208	100.0	1,088,344	100.0	3,213,222	100.0	2,555,723	100.0
Salaries and wages	175,789	10.8	19, 147	1.8	371,415	11.6	215,196	8.4
Trade show expense	104,906	6.5	105,000	9.6	210,000	6.5	210,000	8.2
Insurance	65,768	4.0	37,551	3.5	175,692	5.5	123,977	4.9
Travel and auto	27,129	1.7	18,322	1.7	54,678	1.7	46,770	1.9
All other operating expenses	171,222	10.6	87,608	8.0	227,741	7.1	162,041	6.3
Total expenses	544,814	33.6	267,628	24.6	1,039,526	32.4	757,984	29.7
Margin contribution	$1,075,394	66.4%	$820,716	75.4%	$2,173,696	67.6%	$1,797,739	70.3%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2019		2020		2019		2020
Revenue	$160,020	100%	$111,433	100%	$330,522	100%	$266,117	100.0%
Cost of sales	62,741	39.2	44,786	40.2	126,688	38.3	104,348	39.2
Salaries and wages	54,041	33.8	4,118	3.7	107,833	32.6	60,374	22.7
Rent	15,163	9.5	10,707	9.6	31,329	9.5	25,417	9.6
Packaging	4,629	2.9	3,163	2.8	9,508	2.9	7,333	2.8
All other operating expenses	16,535	10.3	14,209	12.8	31,460	9.5	31,754	11.9
Total expenses	153,109	95.7	76,983	69.1	306,818	92.8	229,226	86.1
Margin contribution	$6,911	4.3%	$34,450	30.9%	$23,704	7.2%	$36,891	13.9%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue grew from $1.33 million to $1.41 million and from $2.47 million to $2.50 million for the respective three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. Revenue was increased by opening an additional Craft Pizza & Pub restaurant on March 25, 2020 but that increase was partially offset by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but allowed carry-out and delivery. Most but not all, of the inside dining revenue that was lost from the closure of the dining rooms was made up through our Pizza Valet service and outside delivery service.

Cost of sales improved to 19.8% and 20.6% from 20.9% and 20.8%, respectively, for the three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. This improvement was the result of efficiency gained as the restaurants matured and as the staff gained experience.

Salaries and wages decreased to 2.6% and 14.2% from 28.6% and 30.2% for the respective three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. The primary reason for the decrease was the PPP grant was first used for reimbursing the Company for payroll costs for retaining employees. In addition, this improvement was the result of improved efficiency as the restaurants matured and as the staff gained experience and was partially the result of all of the dining rooms being closed by order of the Governor on March 16, 2020. During the period of closure the restaurants continued to use Pizza Valet service for carry-out which decreased the labor requirements to a greater extent in percentage terms than the sales were reduced by the lack of dining room service.

Gross margin contribution increased from 15.7% to 42.8% and from 13.8% to 28.9% for the three-month and six-month periods, respectfully, compared to the comparable periods last year. This significant increase is largely the result of the PPP grant offsetting salaries and wages and, to a lesser extent, reduction in other costs. Overall expenses for this venue decreased from 84.3% to 57.2% and from 86.2% to 71.1% for the three-month and six-month periods, respectfully, compared to the comparable periods last year. Cost of sales decreased from 20.9% to 19.8% and from 20.8% to 20.6% plus facility cost decreased from 15.7% to 13.2% and from 16.6% to 15.5% for the three-month and six-month periods, respectfully, compared to the comparable periods last year.

Franchising

Total revenue from this venue decreased to $1.1 million and $2.6 million in the respective three-month and six-month periods ended June 30, 2020 from $1.6 million and $3.2 million for the comparable periods in 2019. Royalties and fees from franchising decreased to $915,000 and $2.2 million from $1.3 million and $2.6 million for the comparable periods in 2019. These decreases also reflected decreases in fees from grocery store take-n-bake decreasing to $173,000 and $363,000 from $285,000 and $591,000 for the three-month and six-month periods, respectively, compared to the comparable periods in 2019.

The decreases in fees from franchising were the result of the pandemic which caused several of the locations to be temporarily closed during the second quarter. The decreases in grocery store take-n-bake were a result of the Company’s focus away from grocery stores to franchising because of the strong economic conditions prior to COVID-19 pandemic and due to pandemic creating rush on grocery stores with minimal staff which did not have sufficient resources to maintain assembling pizzas for take-n-bake.

Salaries and wages, trade show expense, insurance and other operating costs decreased from 33.6% to 24.6% and from 32.4% to 29.7% for the three-month and six-month periods, respectively, compared to the comparable periods in 2019. These reductions significantly relate to the grant through the PPP partially reimbursing the Company for its payroll costs during that period. In January 2019, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its objectives with fewer people and lower costs in general. These efforts are reflected in the gross margin increases.

Gross margin increased to 66.4% to 75.4% and from 67.6% to 70.3% for the three-month and six-month periods, respectively, compared to the comparable periods in 2019. As indicated in the previous paragraph, these increased margins reflect the partial reimbursement of the Company’s payroll costs through the PPP and partially as a result of the Company's in-depth review of its operations to find ways to minimize costs and still accomplish its mission.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased from $160,000 to $111,000 and from $331,000 to $266,000 for the respective three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. The primary reason for these decreases was the restriction placed on hospital locations as a result of the COVID-19 pandemic whereby hospitals were restricted from having outside visitors and staff inside the hospital was restricted from going from one area of the hospital to another. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses decreased from $153,000 and $77,000 and $307,000 to $229,000 for the three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. The primary reason for these decreases was restrictions on hospitals resulting from the COVID-19 pandemic.

Depreciation and amortization increased from $76,446 to $98,279 and decreased from $170,045 to $164,226 for three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. Depreciation increased in the current quarter due to the opening of the Brownsburg location in March 2020.

General and administrative expenses decreased from $425,000 to $344,000 and from $841,000 to $794,000 for the three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. A significant reason for the decreases was the grant through the PPP partially reimbursing the Company for its payroll costs during that period.

Operating income increased to $1.02 million from $801,000 and increased to $1.61 million from $1.55 million for the respective three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. A significant reason for the increase in the second quarter was the grant through the PPP partially reimbursing the Company for its payroll costs during a portion of the second quarter, partially offset by the temporary closing of some of the non-traditional franchises due to COVID-19.

Interest expense increased to $323,000 from $220,000 and to $1.25 million from $347,000 for the respective three-month and six-month periods ended June 30, 2020 compared to the comparable periods in 2019. The primary reason for the increases was a result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement sub-debt, which in the aggregate was $658,000 and, in addition, the non-cash PIK interest expense of $61,000 in the three-month period ending June 30, 2020 and $97,000 for the six-month period ended June 30, 2020.

Net income before income tax increased to $696,000 from $580,000 and decreased to $359,000 from $1.21 million for the respective three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. The three-month results were aided by the grant through the PPP partially reimbursing the Company for its payroll costs partially offset by the lowering of income from non-traditional locations because of temporary closing some of those locations because of COVID-19. The six-month period decrease was substantially because of the non-cash write-off of unamortized loan costs of the Company’s previous debts and the non-cash expense from the PIK interest cost.

Due to the factors discussed above, net income increased to $696,000 from $441,000 and decreased to $441,000 from $917,000 for the respective three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. Income tax expense is not significant in the second quarter as the benefit from the reimbursement of certain expenses in the PPP is non-taxable as designated in the CARES Act.

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

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of December 31, 2019, the Company had two Craft Pizza & Pub locations under franchise agreements which were open and an additional franchise location under development and expected to open in late summer of 2020.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 5.2-to-1 as of June 30, 2020 compared to 1.5-to-1 as of December 31, 2019. The current ratio was improved significantly with the new financing in February 2020 and operations through June 30, 2020.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible, subordinated and unsecured promissory notes (the “Notes”) convertible to common stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share. Warrants to purchase 1,775,000 shares of common stock at $1.00 per share expired late in 2019.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP. It is probable this will be forgiven, therefore the Company has accounted for it as a grant. The funds, according to the provision in the CARES Act, were used for payroll costs including payroll benefits and other minor costs allowed by the act.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations, to open additional Company-owned Craft Pizza & Pub restaurants and pursuing an aggressive franchising program for Craft Pizza & Pub restaurants.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2020, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.0 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $80,000 over the succeeding 12-month period.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is not involved in any material litigation against it.

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

4.5
Form of Promissory Note under the Paycheck Protection Payment loan issued by Registrant Huntington National Bank dated April 17, 2020, filed as Exhibit 4.5 to Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2020, is incorporated herein by reference.

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

NOBLE ROMAN'S, INC.

Date: August __, 2020	By:	/s/
Paul W. Mobley
Executive Chairman,Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)