Form 10-Q
period 2020-09-30
NOBLE ROMANS INC
filed 2020-11-10
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Large Accelerated Filer. ☐	Accelerated Filer. ☐

Non-Accelerated Filer. ☐	Smaller Reporting Company ☒

Emerging Growth Company. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2020 there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2019 and September 30, 2020 (unaudited)	3
Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019 and 2020 (unaudited)	4
Condensed consolidated statements of changes in stockholders' equity for the nine-month periods ended September 30, 2020 and 2019 and three-month periods ended September 30, 2020 and 2019 (unaudited)	5
Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2020 (unaudited)	7
Notes to condensed consolidated financial statements (unaudited)	8

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2019	September 30, 2020
Current assets:
Cash	$218,132	$1,645,073
Accounts receivable - net	978,408	992,633
Inventories	880,660	862,880
Prepaid expenses	784,650	499,505
Total current assets	2,861,850	4,000,090

Property and equipment:
Equipment	2,899,611	3,159,093
Leasehold improvements	1,187,100	1,571,542
Construction and equipment in progress	374,525	676,042
	4,461,236	5,406,677
Less accumulated depreciation and amortization	1,689,520	1,906,858
Net property and equipment	2,771,716	3,499,819
Deferred tax asset	3,900,221	4,026,815
Deferred contract cost	817,763	813,262
Goodwill	278,466	278,466
Operating lease right of use assets	4,242,416	4,804,507
Other assets including long-term portion of receivables - net	4,232,655	5,135,400
Total assets	$19,105,087	$22,558,359

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$-
Accounts payable and accrued expenses	731,059	544,630
Current portion of operating lease liability	333,763	342,763
Total current liabilities	1,936,251	887,393

Long-term obligations:
Term loans payable to bank (net of current portion)	2,999,275	-
Term loan payable to Corbel	-	7,365,434
Warrant value	-	29,037
Convertible notes payable	1,501,282	568,417
Operating lease liabilities - net of short-term portion	4,016,728	4,638,062
Deferred contract income	817,763	813,262
Total long-term liabilities	9,335,048	13,414,212

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2019 and as of September 30, 2020)	24,858,311	24,757,079
Accumulated deficit	(17,024,523)	(16,500,325)
Total stockholders' equity	7,833,788	8,256,753
Total liabilities and stockholders’ equity	$19,105,087	$22,558,359

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Revenue:
Restaurant revenue - company-owned restaurants	$1,221,843	$1,583,251	$3,693,922	$4,083,064
Restaurant revenue - company-owned non-traditional	169,422	99,255	499,944	365,372
Franchising revenue	1,681,951	1,252,503	4,895,173	3,808,226
Administrative fees and other	6,059	3,073	33,789	11,191
Total revenue	3,079,275	2,938,082	9,122,828	8,267,853

Operating expenses:
Restaurant expenses - company-owned restaurants	1,077,856	1,376,754	3,209,709	3,153,123
Restaurant expenses - company-owned non-traditional	157,652	108,935	464,470	338,161
Franchising expenses	509,029	482,394	1,548,555	1,240,379
Total operating expenses	1,744,537	1,968,083	5,222,734	4,731,662

Depreciation and amortization	66,872	98,279	236,918	262,505
General and administrative expenses	432,920	460,392	1,273,960	1,254,186
Total expenses	2,244,329	2,526,753	6,733,612	6,248,353
Operating income	834,946	411,329	2,389,217	2,019,500

Interest expense	219,674	327,831	566,845	1,577,285
Income before income taxes	615,272	83,498	1,822,369	442,215
Income tax expense (benefit)	147,665	-	437,369	(81,983)
Net income	$467,607	$83,498	$1,385,003	$524,198

Earnings per share – basic:
Net income before income tax	$.03	$.00	$.08	$.02
Net income	$.02	$.00	$.06	$.02
Weighted average number of common shares outstanding	21,976,283	22,215,512	21,797,946	22,215,512

Diluted earnings per share:

Net income before income tax	$.03	$.00	$.08	$.02
Net income	$.02	$.00	$.06	$.03
Weighted average number of common shares outstanding	23,547,037	23,765,512	23,368,701	23,765,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

Nine Months Ended
September 30, 2020:
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2019	22,215,512	24,858,311	(17,024,523)	7,833,788

Net income for nine months ended September 30, 2020			524,198	524,198

Unamortized loan origination cost attributable to the $500,000 in aggregate principal amount of notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of employee stock options		15,168		15,168

Balance at September 30, 2020	22,215,512	$24,757,079	$(16,500,325)	$8,256,754

Three Months Ended
September 30, 2020:
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2020	22,215,512	$24,752,535	$(16,583,823)	$8,168,712

Amortization of value of employee stock options		4,544		4,544

Net income for three months ended September 30, 2020			83,498	83,498

Balance at September 30, 2020	22,215,512	$24,757,079	$(16,500,325)	$8,256.754

See accompanying notes to condensed consolidated financial statements (unaudited

Nine Months Ended
September 30, 2019:
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2018	21,583,032	$24,739,482	$(16,594,146)	$8,145,336

Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,315)	(52,315)

Net income for nine months ended September 30, 2019			1,385,003	1,385,003

Amortization of value of employee stock options		13,516		13,516

Cashless exercise of warrants	232,381

Conversion of convertible note to common stock	200,000	100,000	-	100,000

Balance at September 30, 2019	22,015,413	$24,852,998	$(15,261,458)	$9,591,540

Three Months Ended
September 30, 2019:
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2019	21,915,413	$24,797,569	$(15,729,065)	$9,068,504

Amortization of value of employee stock options		5,429		5,429

Net income for three months ended September 30, 2019			467,607	467,607

Conversion of convertible note to common stock	100,000	50,000	-	50,000

Balance at September 30, 2019	22,015,413	$24,852,998	$(15,261,458)	$9,591,540

See accompanying notes to condensed consolidated financial statements (unaudited

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2019	2020
Net income	$1,385,000	$524,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,138	1,231,498
Amortization of lease cost in excess of cash paid	85,668	35,794
Deferred income taxes	437,369	(81,983)
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(239,778)	(211,519)
Inventories	(27,276)	17,780
Prepaid expenses	(38,200)	86,296
Other assets including long-term portion of receivables	(512,981)	(424,602)
(Decrease) in:
Accounts payable and accrued expenses	(154,963)	(186,428)
NET CASH PROVIDED BY OPERATING
ACTIVITIES	1,268,997	991,034

INVESTING ACTIVITIES
Purchase of property and equipment	(272,870)	(953,028)
NET CASH (USED) IN INVESTING ACTIVITIES	(272,870)	(953,028)

FINANCING ACTIVITIES
Payment of principal on convertible notes	-	(1,275,000)
Proceeds of new loan - Corbel	-	7,042,958
Payment of principal - First Financial Bank	(797,897)	(4,379,024)
NET CASH (USED) BY FINANCING ACTIVITIES	(797,897)	1,388,934

Increase in cash	198,210	1,426,940
Cash at beginning of period	76,194	218,132
Cash at end of period	$274,404	$1,645,072

Supplemental schedule of investing and financing activities

Cash paid for interest	$460,931	$634,548

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by this Form 10-Q for the three months ended September 30, 2020 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

On April 25, 2020, the Company borrowed $715,000 under the Paycheck Protection Program (the “PPP”). The funds, according to the provision of the Coronavirus Aid, Relief, and Economic Securities Act (the “CARES Act”), may be used for payroll costs including payroll benefits, interest on mortgage obligations incurred before February 14, 2020, rent under lease agreements in force before February 15, 2020 and utilities for which service began before February 15, 2020. Since the Company met all of the eligibility requirements to participate in the PPP and it was probable from the beginning that the Company’s borrowing will be forgiven, the Company’s participation in the PPP program was accounted for as a government grant. Since the entire amount of the PPP participation was used to pay qualified expenses prior to June 30, 2020, the qualifying expenses are presented herein as a reduction of those related expenses in the quarter ended June 30, 2020. The Company has filed its application for forgiveness of the full amount of the PPP participation.

There have been no other significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic and the governmental response and the government assistance in the form of a PPP grant in the amount of $715,000 benefitting the Company’s results in the three months ended June 30, 2020 and the nine months ended September 30, 2020.

Note 2 – Franchising revenue included initial franchise fee amortization of $43,000 for the three-month period ended September 30, 2020, and $143,000 for the nine-month period ended September 30, 2020, compared to $29,000 and $278,000 for the respective three-month and nine-month periods ended September 30, 2019. Franchising revenue included equipment commissions of $7,000 and $24,000 for the respective three-month and nine-month periods ended September 30, 2020, and $29,000 and $57,000 for the respective three-month and nine-month periods ended September 30, 2019. Franchising revenue, less amortized initial franchise fees and equipment commissions, were $1.2 million and $3.7 million for the respective three-month and nine-month periods ended September 30, 2020, and $1.6 million and $4.6 million for the respective three-month and nine-month periods ended September 30, 2019. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

Since the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchisee fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods, the effect to corresponding periods within the financial statements is not material. The deferred contract income and costs both approximated $813,000 on September 30, 2020.

At December 31, 2019 and September 30, 2020, the Company reported net accounts receivable from former franchisees of $4.4 million and $4.9 million, respectively, which was net of allowance of $4.3 million at December 31, 2019 and allowance of $4.8 million as of September 30, 2020.

There were 3,064 franchises/licenses in operation on December 31, 2019 and 3,062 franchises/licenses in operation on September 30, 2020. During the nine-month period ended September 30, 2020 there were 20 new outlets opened and 22 outlets closed. In the ordinary course, grocery stores from time to time add the Company's licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,402 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2019:

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2020:

	Three Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$83,498	22,215,512	$.00
Effect of dilutive securities
Convertible notes	15,625	1,550,000
Diluted earnings per share	$99,123	23,765,512	$.00

	Nine Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$524,198	22,215,512	$.02
Effect of dilutive securities
Convertible notes	85,479	1,550,000
Diluted earnings per share
Net income	$609,677	23,765,512	$.03

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

Note 4 - Other assets as of September 30, 2020, include security deposits of $16,000, cash surrender value of life insurance in the amount of $199,000 and long-term franchisee receivables in the amount of $4.9 million which is net after a $4.8 million valuation allowance.

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

Note 5 - On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (“Corbel” or the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

The pandemic and the governmental response has had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars were to be allowed to resume at 100% capacity. The Governor delayed the increase in capacity for a portion of the third quarter. Ultimately the Governor issued another order to allow 100% capacity for restaurants and bars but required certain social distancing rules which effectively limit capacity to much less than 100%. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out restrictions will have a positive effect on the Company’s business.

Many other states and municipalities in the United States have also temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which has negatively affected our franchised operations. Host facilities for our non-traditional franchises have also been adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both our Craft Pizza & Pub and non-traditional venues.

On April 25, 2020, the Company received a loan of $715,000 under the PPP and, in accordance with the accounting policy adopted, is being accounted for as a government grant and is presented in the Condensed Consolidated Statement of Operations as a reduction of those qualifying expenses since the amount was entirely used during the three-month period ended June 30, 2020.

Note 6 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company signed a 10-year lease for its sixth Company-owned and operated Craft Pizza & Pub location on July 24, 2020 for future rents of $1.05 million. The Company opened to the public the sixth Company-owned and operated Craft Pizza & Pub location on October 12, 2020. The Company signed another 10-year lease for its seventh Company-owned and operated Craft Pizza & Pub location on August 15, 2020 for future rents of $926,000. On September 14, 2020, the Company signed a construction contract for its seventh Company-owned and operated Craft Pizza & Pub location with a schedule to open that location in late November 2020. There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services pizza-focused foodservice franchises and licenses under the trade name “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs”. It also currently operates one Company-owned non-traditional Noble Roman's Pizza and Tuscano’s Italian Style Subs location in a hospital and six Company-owned Craft Pizza & Pub restaurants with a seventh under construction and scheduled to open in late November 2020. The Company's concepts’ feature high quality fresh pizza, pasta and salads along with other related menu items, simple operating systems, fast service times, attractive food costs and overall affordability.

To facilitate growth, the Company began adding Company-owned Craft Pizza & Pub locations to its business plan in 2017 and has now begun franchising Craft Pizza & Pub on a limited basis to qualified multi-unit operators. The Company opened two Company-owned Craft Pizza & Pub locations in 2017, added two additional locations in 2018 and opened two thus far in 2020 with another one expected to open in November. The Company has plans for additional company-owned locations to open in 2021. The Company intends to use its Craft Pizza & Pub locations as a base to support the franchising and continued future growth of that concept. The first franchised Craft Pizza & Pub opened in May 2019 in Lafayette, Indiana and the second franchised Craft Pizza & Pub opened in November 2019 in Evansville, Indiana. The franchisee of the first franchised location has a second location under construction in Kokomo, Indiana with plans to open in mid-November 2020. In addition to growth in the Craft Pizza & Pub venue, since 1997 the Company had concentrated its efforts and resources primarily on franchising and licensing non-traditional locations and has awarded franchise and/or license agreements in all 50 states. The Company’s focus on franchising and licensing non-traditional locations is continuing and currently has several franchises sold but not yet opened, combined with an active base of qualified prospects for additional locations. However, the current pandemic has slowed the pace of that development.

RH Roanoke, Inc. operates a Company-owned non-traditional location in a hospital. Because of visitor and staff restrictions placed on the hospital due to COVID-19, sales are currently approximately 55% below historical levels. Noble Roman’s, Inc. owns and operates six Craft Pizza & Pub locations with another one scheduled to open in late November 2020 with plans to add more.

References in this report to the “Company” and to "Noble Roman's" are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, Pizzaco, Inc. and RH Roanoke, Inc., unless the context indicates otherwise.

Noble Roman’s Craft Pizza & Pub

Noble Roman's Craft Pizza & Pub is intended to provide a fun, pleasant atmosphere serving pizza and other related menu items, all made to order using fresh ingredients in the view of the customers. In January 2017, Noble Roman’s opened its first Company-owned Craft Pizza & Pub restaurant in Westfield, Indiana, a prosperous and growing community on the northwest side of Indianapolis. Since that time five additional Craft Pizza & Pubs have been opened as Company-owned restaurants. Noble Roman’s Craft Pizza & Pub is designed to harken back to the Company’s early history when it was known simply as “Pizza Pub.” Like then, and like the new full-service pizza concepts today, ordering takes place at the counter and food runners deliver orders to the dining room for dine-in guests. Currently the Company has transitioned to waiter/waitress service in the evening and on weekends to be able to better maintain social distancing in an effort to reduce the spread of COVID-19. The Company believes that Noble Roman’s Craft Pizza & Pub features many enhancements over the current competitive landscape. The restaurant features two styles of hand-crafted, made-from-scratch pizzas with a selection of 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 high quality, affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The pizza offerings feature Noble Roman’s traditional hand-crafted thinner crust as well as its signature deep-dish Sicilian crust. After extensive research and development, the system has been designed to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pies and 5.75 minutes for Sicilian pies. Traditional pizza favorites such as pepperoni are options on the menu, but also offered is a selection of Craft Pizza & Pub original creations like “She’s No Sour Grape” and "Pizza Margherita". The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. In addition, the menu includes baked subs, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce.

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand-make all pizza and breadstick dough from scratch in customer view. Also in the dining room, though currently not utilized during the pandemic, is a “Dust & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of condiments and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s self-serve root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are a large number of giant screen television monitors for sports and the nostalgic black and white shorts featured in Noble Roman’s earlier days.

Noble Roman’s Pizza for Non-Traditional Locations

Noble Roman's franchised and licensed non-traditional locations are designed to bring high-quality, pizza-focused foodservice into underlying establishments that have a captive audience or high customer counts associated with their business. Examples of these venues include convenience stores, hospitals, entertainment facilities, military bases, bowling centers and other similar facilities. Noble Roman's for non-traditional locations range in scope from relatively small operations focused on quick meals and impulse food purchases to elaborate, full-scale restaurant operations depending on the facility and the goals of the individual franchisee or licensee.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
Description	2019		2020		2019		2020
Revenue	$1,221,843	100%	$1,583,251	100%	$3,693,922	100%	$4,083,064	100%
Cost of sales	261,922	21.4	356,683	22.5	777,646	21.1	871,312	21.3
Salaries and wages	361,138	29.6	416,490	26.3	1,106,815	29.9	771,795	18.9
Facility cost including rent, common area and utilities	216,268	17.7	269,369	17.0	625,968	16.9	657,725	16.1
Packaging	32,448	2.6	42,096	2.7	99,239	2.7	117,474	2.9
All other operating expenses	206,080	16.9	292,116	18.5	600,040	16.2	734,816	18.0
Total expenses	1,077,856	88.2	1,376,753	87.0	3,209,708	86.8	3,153,123	77.2
Margin contribution	$143,987	11.8%	$206,498	13.0	$484,214	13.2%	$929,941	22.8

Margin contribution from this venue for the nine-month period ended September 30, 2020 was decreased $19,786 for non-cash expense related to the adoption of ASU 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
Description	2019		2020		2019		2020
Royalties and fees franchising	$1,437,685	84.5%	$1,063,864	84.9	$4,060,160	82.9%	$3,256,796	85.5
Royalties and fees grocery	263,281	15.5	188,639	15.1	835,013	17.1	551,430	14.5
Total royalties and fees	1,700,966	100.0	1,252,503	100.0	4,895,173	100.0	3,808,226	100.0%
Salaries and wages	180,707	10.6	205,127	16.4	552,122	11.3	420,322	11.1
Trade show expense	105,000	6.2	105,000	8.4	315,000	6.4	315,000	8.3
Travel and auto	27,951	1.6	21,720	1.7	82,630	1.7	69,975	1.8
All other operating expenses	195,370	11.5	150,548	12.0	598,803	12.2	435,081	11.4
Total expenses	509,028	29.9	482,395	38.5	1,548,555	31.6	1,240,379	32.6
Margin contribution	$1,192,037	70.1%	$770,108	61.5%	$3,346,618	68.4%	$2,567,847	67.4%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
Description	2019		2020		2019		2020
Revenue	$169,422	100%	$92,255	100%	$499,944	100%	$365,372	100%
Total expenses	157,652	93.1	108,935	109.8	464,470	92.9	338,161	92.6
Margin contribution	$11,770	6.9%	$(9,679)	(9.8)%	$35,474	7.1%	$27,211	7.4%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue grew from $1.2 million to $1.6 million (a 29.5% increase from last year) and from $3.7 million to $4.1 million (a 10.5% increase from last year) for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. Revenue was increased by opening an additional Craft Pizza & Pub restaurant on March 25, 2020 but that increase was partially offset by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but which allowed carry-out and delivery. Most but not all, of the inside dining revenue that was lost from the closure of the dining rooms was made up through Pizza Valet service over time and outside delivery service. The Governor has now modified his order to allow restaurants and bars to operate at 100% capacity, although the order contained distance restrictions which effectively require the restaurants to operate between 50% and 75% capacity depending on each location.

Cost of sales increased from 21.4% to 22.5% and from 21.1% to 21.3%, respectively, for the three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. This increase in cost was the result of fluctuating prices of various ingredients due to temporary shortages of different products as a result of the COVID-19 pandemic. The fluctuating prices were partially offset by more efficient and experienced staff.

Salaries and wages decreased from 17.7% to 17.0% and from 16.9% to 16.1% for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. One of the reasons for the decrease in the nine-month period was the PPP grant which was used to reimburse the Company for payroll costs for retaining employees. For both periods, this improvement was also partially the result of improved efficiency as the restaurants matured and as the staff gained experience and was partially the result of all of the dining rooms being closed or restricted by order of the Governor on March 16, 2020. During the period of closure the restaurants increased use of Pizza Valet service for carry-out which decreased the labor requirements to a greater extent in percentage terms than the sales were reduced by the lack of dining room service.

Packaging cost increased from 2.6% to 2.7% and from 2.7% to 2.9% for the three-month and nine-month periods ended September 30, 2020 compared the corresponding periods in 2019. The increase was due to much higher percentage of sales being carry-out through Pizza Valet and third-party delivery compared to total sales.

All other operating expenses increased from 16.9% to 18.5% and from 16.2% to 18.0% for the three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. The primary reason for the increase was the result of increased operating supplies due to the requirements imposed on the operations from the COVID-19 pandemic and government restrictions.

Gross margin contribution increased from 11.8% to 13.0% and from 13.2% to 22.8% for the three-month and nine-month periods ended September 30, 2020, respectfully, compared to the corresponding periods in 2019. This increase was partially the result of the PPP grant offsetting salaries and wages and, to a lesser extent, reduction in other costs during the recent nine-month period and more efficient use of labor in both the three-month and nine-month periods. Overall expenses for this venue decreased from 88.2% to 87.0% and from 86.8% to 77.2% for the three-month and nine-month periods, respectfully, compared to the corresponding periods in 2019. Facility cost decreased from 17.7% to 17.0% and from 16.9% to 16.1% for the three-month and nine-month periods, respectfully, compared to the corresponding periods in 2019. The facility costs as a percentage of sales decreased because of the higher sales volume and lower cost lease for the new restaurant which opened on March 25, 2020.

Franchising

Total revenue from this venue decreased to $1.3 million and $3.8 million in the respective three-month and nine-month periods ended September 30, 2020 from $1.7 million and $4.9 million for the corresponding periods in 2019. The decrease in revenue in this venue is directly tied to the effects of COVID-19 pandemic in restaurants across the country. Several of the non-traditional locations were temporarily closed as part of the pandemic and the government response. It is still unknown whether all of those locations will be able to reopen in the future.

The decreases in fees from franchising were the result of the pandemic which caused several of the locations to be closed during the second quarter. The decreases in grocery store take-n-bake were a result of the Company’s focus away from grocery stores for take-n-bake to franchising because of the strong economic conditions prior to the COVID-19 pandemic and due to the pandemic creating rush on grocery stores with minimal staff which did not have sufficient resources to maintain the assembly of pizzas for take-n-bake during the crisis.

Salaries and wages, trade show expense, insurance and other operating costs decreased from $509,000 to $482,000 and from $1.5 million to $1.2 million. However because of the decrease in total revenue from this venue as a result of the COVID-19 pandemic, the cost as a percentage of revenue increased from 29.9% to 38.5% and from 31.6% to 32.6% for the three-month and nine-month periods ended September 30, 2020, respectively, compared to the corresponding periods in 2019.

Gross margin decreased from 70.1% to 61.5% and from 68.4% to 67.4% for the three-month and nine-month periods ended September 30, 2020, respectively, compared to the corresponding periods in 2019. As described above, the margins are lower primarily because of the decreased revenue resulting from temporary closures and reduced traffic directly resulting from the pandemic.

Company-Owned Non-Traditional Locations

Gross revenue from this single-unit venue decreased from $169,000 to $92,000 and from $500,000 to $365,000 for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. This venue consists of one location in a hospital. Access to the hospital has been severely limited and travel within sections of the hospital are prohibited because of the potential spread of COVID-19. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses decreased from $158,000 to $109,000 and from $464,000 to $338,000 for the three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. The primary reason for these decreases was restrictions as discussed in the preceding paragraph on hospitals resulting from the COVID-19 pandemic.

The Company

Depreciation and amortization increased from $67,000 to $98,000 and increased from $237,000 to $263,000 for three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. Depreciation increased due to the opening of the sixth Company-Owned Craft Pizza & Pub location in March 2020.

General and administrative expenses increased from $433,000 to $460,000 for the three-month period ended September 30, 2020 compared to the corresponding period in 2019 and remained constant at $1.3 million for the nine-month period ended September 30, 2020 compared to the corresponding period in 2019.

Operating income decreased from $835,000 to $411,000 and from $2.4 million to $2.0 million for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. This decrease was the result of lower sales volume in the non-traditional venue primarily due to temporary closures required by several states in response to the spread of COVID-19.

Interest expense increased from $220,000 to $328,000 and from $567,000 to $1.6 million for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. The primary reason for the increases was a result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement subordinated debt, which in the aggregate was $658,000 and, in addition, the non-cash PIK interest expense of $62,000 in the three-month period ended September 30, 2020 and $159,000 for the nine-month period ended September 30, 2020. This non-cash expense to obtain the new financing was necessary in order to reduce cash outlays for principal repayments, provide liquidity and to provide growth capital for more Craft Pizza & Pub locations.

Net income before income tax decreased from $615,000 to $83,000 and from $1.8 million to $442,000 for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. The decrease in net income before income tax was the result of the COVID-19 pandemic resulting in a number of temporarily closed franchises in the non-traditional venue and restrictions on dining rooms in Craft Pizza & Pub, combined with higher operating costs to comply with regulatory requirements to aid in the spread of COVID-19.

Due to the factors discussed above, net income decreased from $468,000 to $83,000 and decreased from $1.4 million to $524,000 for the respective three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. Income tax expense was not significant in the second quarter as the benefit from the reimbursement of certain expenses in the PPP is non-taxable as designated in the CARES Act.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018, March and October of 2020 with another location planned for November 2020.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of September 30, 2020, the Company had two Craft Pizza & Pub locations under franchise agreements which were open and an additional franchise location under development and expected to open in early November 2020.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 4.5-to-1 as of September 30, 2020 compared to 1.5-to-1 as of December 31, 2019. The current ratio was improved significantly with the new financing in February 2020 and operations through September 30, 2020.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP. It is probable this will be forgiven, therefore the Company has accounted for it as a grant. The funds, according to the provision in the CARES Act, were used for payroll costs including payroll benefits and other minor costs allowed by the act. The Company filed its application for forgiveness of the full amount of the loan.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2020, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.2 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $82,000 over the succeeding 12-month period.

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

10.4	Term note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.4 to the Registrant's Form 10-Q filed November 14, 2017, is incorporated herein by reference
10.5	Development line note dated September 13, 2017 to First Financial Bank filed as Exhibit 10.5 to the Registrant's Form 10-Q filed November 14, 2017, is incorporated herein by reference.
10.6	Agreement dated April 8, 2015, by and among the Registrant and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.7	Form of 10% Convertible Subordinated Unsecured note filed as Exhibit 10.16 to the Registrant's Form 10-K filed on March 27, 2017, is incorporated herein by reference.
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

NOBLE ROMAN'S, INC.

Date: November __, 2020	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman,Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)