Form 10-K
period 2020-12-31
NOBLE ROMANS INC
filed 2021-03-22
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
 _X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the fiscal year ended December 31, 2020.
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
            Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

The aggregate market value of the common stock held by non-affiliates of the registrant as of
June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $5.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of March 12, 2021.

Documents Incorporated by Reference:

NOBLE ROMAN’S, INC.
FORM 10-K
Year Ended December 31, 2020

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, a total of six more Company-operated locations were opened in 2017, 2018 and 2020 with additional locations under consideration. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. In 2019 the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business in the past year.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which has been offered in its locations since 1972.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate-level overhead. To accomplish this the Company will continue developing, owning and operating Craft Pizza & Pub locations and franchising to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers.

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

Within the environment in which the Company competes, management has identified what it believes to be certain competitive advantages for the Company. Many of the Company’s competitors in the non-traditional venue were established with little or no organizational history operating traditional foodservice locations. This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees or licensees who, by the nature of the venue, often have little exposure to foodservice operations themselves. The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise or license unit operations which may be of material benefit to franchisees or licensees.

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned, some are franchised locations of large chains and others are independently owned. Some of the competitors are larger and have greater financial resources than the Company.

Seasonality of Sales

Severe winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are designed for in-store dining and carry-out, which in turn affects Company revenue. Sales of non-traditional franchises or licenses may be affected by seasonalities and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Product sales of the non-traditional franchises/licenses may be slower during the first quarter of the year and certain venues such as grocery stores are typically slower during the summer months.

Human Capital

As of March 1, 2021, the Company employed approximately 36 persons full-time and 199 persons on a part-time, hourly basis, of which 16 of the full-time employees are employed in sales and service of the franchise/license units and 20 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN’S®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE®, “Noble Roman’s Take-N-Bake Pizza,”“Noble Roman’s Craft Pizza & Pub®,” “Pizza Valet” and “Tuscano’s Italian Style Subs®,” are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

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

The pandemic and the governmental response has had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars may open up to 50% of capacity, and on July 4, 2020 restaurants and bars were to be allowed to resume at 100% capacity. The Governor delayed the increase in capacity for a portion of the third quarter. Ultimately the Governor issued another order to allow 100% capacity for restaurants and bars but required certain social distancing rules which effectively limit capacity to much less than 100%. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company’s business.

Many other states and municipalities in the United States have also temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which has negatively affected our franchised operations. Host facilities for our non-traditional franchises have also been adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both the Company’s Craft Pizza & Pub and non-traditional venues.

In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received.

On April 25, 2020, the Company received a loan of $715,000 under the Paycheck Protection Program (“PPP”). In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the Coronavirus Aid, Relief and Securities Act (the “CARES ACT”). On February 19, 2021, the Company received formal notice from the Small Business Administration (“SBA”) that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT. On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company intends to use the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will also be forgiven and accounts for it as a grant.

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

Risks Related to Economic Conditions and Events.

Current COVID-19 pandemic.

The current COVID-19 pandemic, including the governmental response to it, is having a significant adverse impact on the Company’s business, including reduced customer traffic and staffing challenges and could lead to supply difficulties.. All of the Company’s Craft Pizza & Pub restaurants are located in the State of Indiana, the Governor of which has implemented significant restrictions on the operation of restaurants in response to the pandemic. The Company has been addressing these restrictions by (among other things) promoting the Company’s Pizza Valet service, for carry-out, in order to replace a portion of the lost revenue from the dining room, but those efforts may not be fully successful. Many other states and municipalities in the United States have also temporarily suspended the operation of dine-in restaurants in light of COVID-19, which has impacted our franchised operations. Moreover, host facilities for our non-traditional franchises may be adversely impacted by these developments. Additionally, viruses may be transmitted through human contact, and the risk and perceived risk of contracting viruses could cause potential customers to avoid gathering in public places (including restaurants and non-traditional venues), which could further have adverse effects on our non-traditional business or the franchisee’s ability to adequately staff the locations. If any of the Company’s employees are suspected of having been exposed to COVID-19 or other similar illnesses, we could be required to quarantine some or all such employees or close and disinfect our facilities. The Company has experienced several disruptions in supply including due to the temporary closure of certain meat processors. The Company has implemented alternative work-arounds for these disruptions but could face additional supply disruptions to a minor or major degree which could impact the Company’s ability to serve products with the impacted ingredients. The potential of such disruptions has prompted the Company-operated units to take on a larger than normal supply of certain key ingredients. Depending on the duration of the COVID-19 pandemic, the Company’s ability to execute its growth plans could be adversely affected. These risks and any additional risks associated with COVID-19 or a similar outbreak may materially adversely affect the Company’s business or results of operations, and may impact the Company’s liquidity or financial condition, particularly if these risks persist for a significant amount of time. The COVID-19 pandemic has also adversely affected the Company’s franchising business due to its impact on the operations and financial condition of host facilities as well as constraints on the Company’s historical marketing efforts, including participation in trade shows.

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

Risks Related to the Company’s Operations

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

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s licensees and franchisees. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company. The COVID-19 pandemic has had a materially adverse impact on many of the Company’s current distributors as well as other potential distributors, especially those located in or servicing states with significant and/or prolonged restrictions. These potential disruptions in distribution may result in loss of distribution to some areas or result in distribution service under less favorable terms to the Company and its franchisees and licensees.

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

Risks Related to the Company’s Indebtedness

Ability to service our outstanding indebtedness and the dilutive effect of our outstanding warrants.

As of March 1, 2021, the Company has approximately $8.9 million in principal amount debt obligations. Of that debt, $8.2 million is in the form of a senior secured promissory note and $625,000 is in the form of convertible subordinated notes.

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

The Agreement contains a number of covenants with which the Company must comply, including financial covenants. The Company is currently in compliance with its obligations under the Agreement.

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

Additionally, the Company previously issued certain units (the “Units”) consisting of a convertible, subordinated, unsecured promissory note (the “Notes”) in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s common stock at a price of $1.00 per share, no par value per share. Following the refinancing described above, $625,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants were re-priced to $0.57 per share. These Notes mature, and the associated Warrants expire, in January 2023.

Risks Related to Human Capital

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

Risks Related to the Company’s Common Stock

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no real property. Its headquarters are located in 8,088 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in April 2029.

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028, in Carmel, Indiana which expires in June 2028, in Brownsburg, Indiana which expires February 2030, in Greenwood, Indiana which expires in October 2030, and in McCordsville, Indiana which expires in February 2031. The Company’s lender holds a security interest in the leasehold interest.

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

Holders of Record

As of March 1, 2021, there were approximately 230 holders of record of the Company’s common stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its common stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on common stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	4,421,667	$.63	(1)
Total	4,421,667	$.63	(1)

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

ITEM 6. SELECTED FINANCIAL DATA  (In thousands except per share data)

	Year Ended December 31,
Statement of Operations Data:	2016	2017	2018	2019	2020
Royalties and fees	$7,351	$6,798	$6,422	$6,163	$4,841
Administrative fees and other	42	45	53	38	15
Restaurant revenue - Craft Pizza & Pub	-	1,821	4,816	4,830	6,209
Restaurant revenue - non-traditional	443	1,174	1,157	674	471
Total revenue	7,836	9,838	12,448	11,705	11,536
Franchising operating expenses	2,549	2,443	2,628	2,092	1,737
Restaurant expenses - Craft Pizza & Pub (1)	-	1,389	3,909	4,250	4,938
Restaurant expenses - non-traditional	443	1,155	1,145	626	447
Depreciation and amortization (2)	125	241	440	383	383
General and administrative (1) (2)	1,642	1,666	1,669	1,739	1,717
Operating income	3,077	2,944	2,657	2,614	2,314
Interest	615	1,474	655	775	1,914
Loss on restaurant discontinued	37	-	-	-	-
Change in fair value of derivatives	44	175	-	-	-
Adjust valuation of receivables	1,104	440	4,096	1,300	4,942
Income (loss) before income taxes from continuing operations	1,277	855	(2,094)	539	(4,542)
Income taxes (3)	488	4,147	930	917	840
Net income (loss) from continuing operations	789	(3,292)	(3,024)	(378)	(5,382)
Loss from discontinued operations	(1,660)	(93)	(38)	-	-
Net loss	$(871)	$(3,385)	$(3,062)	$(378)	$(5,382)
Weighted average number of common shares	20,782	20,783	21,250	22,053	22,216
Net loss per share from continuing operations	$(.04)	$(.16)	$(.14)	$(.02)	$(.24)
Net loss per share	(.04)	(.16)	(.14)	(.02)	(.24)

Balance Sheet Data:	2016	2017	2018	2019	2020
Working capital	$2,429	$2,289	$1,906	$926	$2,070
Total assets	19,899	18,885	15,677	19,105	18,417
Long-term obligations, net of current portion	3,755	6,808	6,137	9,335	14,770
Stockholders’ equity	$14,018	$10,648	$8,145	$7,834	$2,357

(1)
In 2020, the Company incurred $35,000 in rent expense in addition to rent paid as a non-cash expense for new lease accounting rules.
(2)
In 2018, the Company incurred $300,000 in various expenses related to initiating a franchising program for Craft Pizza & Pub, $166,000 in pre-opening costs for the Company’s Craft Pizza & Pub locations and $39,000 for abandoned leasehold improvements. The Company does not expect to incur any of these expenses in the future.
(3)
The significant increase in income tax expense for 2017 was a result of decreasing the carrying value of the Company’s deferred tax assets as a result of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) lowering the highest corporate income tax rate from 34% to 21%. The increase in tax expense for 2018 was the result of the Company evaluating its deferred tax assets and determining that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, partially offset by the tax benefit of $503,000 from the loss before income from continuing operations which was primarily the result of the adjustment made to the valuation of receivables. In 2019, after again evaluating its deferred tax assets, it was determined that $1.7 million of the net operating loss carry-forward may expire before it is used, therefore the Company increased the tax expense in 2019 and reduced the deferred tax asset by $400,000. In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company currently owns and operates seven Craft Pizza & Pub locations and one non-traditional location in a hospital. The Company uses the Company-operated Craft Pizza & Pub locations as a base to support the franchising of that concept. Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers for inside dining and offers Pizza Valet service for a quick, easy and fun way to provide carry-out for those customers who want to dine elsewhere. These units operate under the trade name “Noble Roman’s Craft Pizza & Pub”.

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

There were 3,064 franchised/licensed or Company-owned outlets in operation on December 31, 2020 and
 3,064 on December 31, 2019. During 2020, 22 new franchised/licensed were opened and 22 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,402, have left the system.

As discussed in Note 1 to the Company’s consolidated financial statements, the Company uses significant estimates in evaluating its assets including such items as accounts receivable from franchisees to reflect the actual amount that may be collected from those receivables. To arrive at these estimates the Company utilized multiple means of analysis, including management’s own analysis and informed assessment of individual accounts. Based on this approach, in 2018 the Company permanently wrote off $1.3 million and created an additional reserve for possible non-collections of $2.8 million. Also, based on this approach and with particular consideration of the potential impact of the COVID-19 pandemic, as discussed under Risk Factors, may have on the economic stability of the former franchisees who have unpaid obligations to the Company it was decided to take an additional reserve of $1.3 million for possible non-collections. In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received. At December 31, 2018, 2019 and 2020, the Company reported net accounts receivable from franchisees of $4.4 million, $4.0 million and none, respectively, each of which were net of allowances, to reflect the amount the Company expects to realize for the franchisee receivables.

The Company, at December 31, 2019 and December 31, 2020, had deferred tax assets on its balance sheet totaling $3.9 million and $3.1 million, respectively, after reducing the carrying value in 2019 by $400,000, and in 2020 by $668,000, respectively, based on the Company’s review of its available tax credits, 2020 tax expense and its adjusted taxable income. The Company believes it is more likely than not that the remaining deferred tax assets will be utilized prior to their expiration.

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

Condensed Consolidated Statement of Operations Data
Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2018	2019	2020
Revenue:
Restaurant revenue - company-owned restaurants	$4,815,842	$4,830,199	$6,209,279
Restaurant revenue - company-owned non-traditional	1,156,347	673,647	470,846
Franchising revenue	6,422,315	6,162,576	4,841,229
Administrative fees and other	53,443	38,202	14,310
Total revenue	12,447,947	11,704,624	11,535,664

Operating expenses:
Restaurant expenses - company-owned restaurants	3,909,142	4,250,406	4,938,133
Restaurant expenses - company-owned non-traditional	1,145,106	626,453	447,040
Franchising expenses	2,627,745	2,092,001	1,736,870
Total operating expenses	7,681,993	6,968,860	7,122,043

Depreciation and amortization	440,240	382,793	382,368
General and administrative expenses	1,668,718	1,739,383	1,717,209
Total expenses	9,790,951	9,091,036	9,221,620
Operating income	2,656,996	2,613,588	2,314,044

Interest expense	655,203	774,565	1,914,344
Adjust valuation of receivables	4,095,805	1,300,000	4,941,718
Income (loss) before income taxes	(2,094,012)	539,023	(4,542,018)
Income tax expense	930,397	917,088	839,928
Net loss	$(3,024,409)	$(378,065)	$(5,381,946)

	Quarter Ended December 31,
	2019	2020
Revenue:
Restaurant revenue – company-owned restaurants	$1,136,277	$2,126,214
Restaurant revenue - company-owned non-traditional	173,703	105,474
Franchising revenue	1,267,403	1,033,103
Administrative fees and other	4,413	3,119
Total revenue	2,581,796	3,267,910

Operating expenses:
Restaurant expenses - company-owned restaurants	1,040,697	1,785,010
Restaurant expenses - company-owned non-traditional	161,983	108,880
Franchising expenses	543,446	496,491
Total operating expenses	1,746,126	2,390,381

Depreciation and amortization	145,875	119,863
General and administrative expenses	465,423	463,023
Total expenses	2,357,424	2,973,267
Operating income	224,372	294,643

Interest expense	207,720	337,059
Adjust valuation of receivables	1,300,000	4,941,718
Loss before income taxes	(1,283,348)	(4,984,134)
Income tax expense	479,719	921,911
Net loss	$(1,763,067)	$(5,906,045)

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
(3)
In 2020, the Company incurred $34,986 in rent expense in addition to rent paid as a non-cash expense for the new lease accounting rules. The Company reviewed its net operating loss carry-forward and concluded that $1.7 million of its net operating loss carry-forward may expire before it is all used and therefore increased its income tax expense by $400,000 to decrease its deferred tax assets for that amount. The Company believes the remaining deferred tax assets will be utilized completely.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

	Three Months ended December 31,				Year-Ended December 31,
Description	2019		2020		2019		2020
Revenue	$1,136,276	100%	$2,126,214	100%	$4,830,199	100%	$6,209,279	100%
Cost of sales	253,858	22.3	476,772	22.4	1,031,504	21.4	1,348,084	21.7
Salaries and wages	341,431	30.0	583,000	27.4	1,448,246	30.0	1,354,795	21.8
Facility cost including rent, common area and utilities	184,623	16.2	289,845	13.6	832,123	17.2	947,571	15.3
Packaging	31,469	2.8	58,792	2.8	130,708	2.7	176,267	2.8
All other operating expenses	207,819	18.3	376,600	17.7	807,825	16.7	1,111,416	17.9
Total expenses	1,019,200	89.7	1,785,009	84.0	4,250,406	88.0	4,938,133	79.5
Margin contribution	$117,076	10.3%	$341,205	16.0%	$579,793	12.0%	$1,271,146	20.5%

Margin contribution from this venue for the year ended December 31, 2019 was decreased $134,545 for non-cash expense related to the adoption of Accounting Standards Update (“ ASU”) 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three Months ended December 31,				Year Ended December 31,
Description	2019		2020		2019		2020
Royalties and fees franchising	$966,145	76.2%	$845,509	81.8%	$5,026,305	81.6%	$4,102,304	84.7%
Royalties and fees grocery	301,258	23.8	187,494	18.2	1,136,271	18.4	738,925	15.3
Total royalties and fees	1,267,403	100.0	1,033,003	100%	6,162,576	100.0	4,841,229	100%
Salaries and wages	199,839	15.8	205,631	19.9	751,961	12.2	625,954	12.9
Trade show expense	105,000	8.3	105,000	10.2	420,000	6.8	420,000	8.7
Travel and auto	25,745	2.0	16,348	1.6	108,375	1.8	86,323	1.8
All other op. expenses	212,862	16.8	169,512	16.4	811,665	13.2	604,592	12.5
Total expenses	543,446	42.9	496,491	48.1	2,092,001	33.9	1,736,869	35.9
Margin contribution	$723,957	57.1%	$536,512	51.9%	$4,070,575	66.1%	$3,104,359	64.1%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Three Months ended December 31,				Year Ended December 31,
	2019		2020		2019		2020
Revenue	$173,703	100%	$105,474	100%	$673,647	100%	$470,846	100%
Total expenses	161,982	93.3	108,880	103.2	626,453	93.0	447,040	94.9
Margin contribution	$11,721	6.7%	$(3,406)	(3.2)%	$47,194	7.0%	$23,806	5.1%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $1.1 million to $2.1 million for the fourth quarter and grew from $4.8 million to $6.2 million for the 12 months ended December 31, 2020 compared to the corresponding periods in 2019. The primary reason for the increase in both the three-month period and the 12-month period were new locations which opened in March, October and November 2020, respectively.

Cost of sales increased slightly from 22.3% to 22.4% in the fourth quarter and from 21.4% to 21.7% for the comparable periods in 2020 compared to 2019. This increase was the result of commodity price increases which were mostly offset by efficiency gained as the restaurants matured and as the staff gained experience.

Salaries and wages improved from 30.0% to 27.4% and from 30.0% to 21.8% for the three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. This improvement was the result of improved efficiency as the restaurants matured. However, the 12-month period, compared to the corresponding period in 2019, improved also because the proceeds of the initial PPP loan was used to reimburse the Company for payroll costs for retaining employees. The improvement in both periods was partially the result of all dining rooms being closed or restricted by order of the Governor on March 16, 2020. During the period of closure, the restaurants increased the use of Pizza Valet service for carry-out which decreased the labor requirements to a greater extent in percentage terms while sales were reduced by lack of dining room service.

Facility costs, including rent, common area maintenance and utilities, decreased from 16.2% to 13.6% and from 17.2% to 15.3% of revenue for the respective three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. The primary reason for the decrease was the newer restaurants achieving higher volumes with less rent expense including due to less square footage.

All other costs and expenses decreased from 18.3% to 17.7% for the three-month period ended December 31, 2020 and increased from 16.7% to 17.9% for the 12-month period ended December 31, 2020, both compared to the corresponding periods in 2019.

Gross margin contribution increased from 10.3% to 16.0% and from 12.0% to 20.5% for the respective three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. These increases were partially the result of the initial PPP loan offsetting salaries and wages and, to some extent, reduction in other costs during the recent year. Also, part of the improvement was from the improvement in facility costs as a result of the newer restaurants achieving higher volumes with less rent expense including due to less square footage.

Franchising Revenue and Expense

Total revenue from this venue declined from $1.27 million to $1.03 million and declined from $6.16 million to $4.84 million for the three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. Royalties and fees from franchising decreased slightly in the fourth quarter in 2020 compared to the corresponding period in 2019, in addition royalties and fees from grocery store take-n-bake for the same period decreased from $301,000 to $187,000. Many of the grocery stores that previously offered take-n-bake were not offering take-n-bake at this time because of the increased volume demands on the grocery stores and a shortage of available labor. Royalties and fees from franchising during the 12-month period ended December 31, 2020 compared to the comparable period in 2019 decreased from $5.0 million to $4.1 million due to the temporary closings as a result of the COVID pandemic and various restrictions and stay-at-home orders throughout the country.

Gross margin in this venue decreased from 57.1% to 51.9% and decreased from 66.1% to 64.1% for the three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. This increased margin was the direct result of the Company’s in-depth review of its operations to find ways to minimize costs but at the same time to support revenue, however the temporary closings of various locations throughout the country as a result of the COVID pandemic resulted in lower revenue, as discussed above, more than was achieved through the reduction of expenses.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased from $174,000 to $105,000 and from $674,000 to $471,000 for the respective three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. This venue consists of one location in a hospital. Access to the hospital has been very limited and travel within the hospital between sections of the hospital are prohibited because of the potential spread of COVID-19. The Company does not intend to operate any more Company-owned non-traditional locations except for the one location that is currently being operated.

Total expenses decreased from $162,000 to $109,000 and from $626,000 to $447,000 for the three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. The primary reason for these decreases were restrictions on access to the hospital and on travel within the hospital, as discussed in the previous paragraph, resulting from the COVID-19 pandemic.

Corporate Expenses

Depreciation and amortization decreased from $146,000 to $120,000 and decreased from $383,000 to $382,000 for three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019.

General and administrative expenses decreased from $465,000 to $463,000 and from $1.74 million to $1.72 million for the three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019.

Interest expense increased from $208,000 to $337,000 and from $775,000 to $1.9 million for the respective three-month and 12-month periods ended December 31, 2020 compared to the corresponding periods in 2019. The primary reason for the increases was a result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement subordinated debt, which in the aggregate was $658,000 and the non-cash PIK interest expense of $221,000 in the period ended December 31, 2020. This non-cash expense to obtain the new financing was necessary in order to reduce cash outlays for principal repayments, provide liquidity and to provide growth capital for more Craft Pizza & Pub locations.

Impact of Inflation

The primary inflation factors affecting both Company and franchised operations are food and labor costs. Cheese makes up the single largest topping cost on a pizza. Cheese prices have fluctuated substantially for the past several years. In 2015 through 2017, cheese prices averaged 3% below the 10-year average. In 2018, prices further decreased and averaged 6% below the 10-year average. On April 15, 2020, cheese price hit a record low, since the Company started tracking it in 1999. Since April 2020, cheese gradually increased to a record high but declined somewhat over the latter part of 2020 but remained above the average.

Labor costs across the country generally, through 2019, have seen upward pressure on hourly rates as the unemployment rate decreased and competition for hourly employees increased.  The same applies to salaried management.  The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive, and has seen similar pressure on management salaries. There is currently proposals before Congress to increase the Federal minimum wage. It is unclear whether or not any such proposal will be enacted.  Although the Company believes future labor cost increases for non-traditional franchisees and licensees will be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts and the relatively high unemployment rate at the current time brought about as a result of the COVID-19 pandemic. Mounting pressures in the labor markets, with the return of an improved economy, could be a factor in both franchised and Company operations going forward.  Should labor costs increase substantially, or if commodity prices for cheese or other ingredients rise significantly, or some combination thereof occurs, restaurants and foodservice concepts, including the Company and its franchisees, would face pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018 and March, October and November of 2020.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of December 31, 2020, the Company had three Craft Pizza & Pub locations under franchise agreements which were open and one of those franchisees is exploring other locations for an additional franchise location.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 2.6-to-1 as of December 31, 2020 compared to 1.5-to-1 as of December 31, 2019. The current ratio was improved significantly with the new financing in February 2020 in addition to the initial PPP loan in April 2020.

In January 2017, the Company completed the offering of $2.4 million principal amount of the Notes convertible to common stock at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share. The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

On February 7, 2020, the Company entered into the Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used or will use the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds will be used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. These expenses included payroll costs including payroll benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. On February 19, 2021, the Company received formal notice from the SBA that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT.

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company intends to use the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will also be forgiven and , therefore, will account for it as a grant.

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

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of February 7, 2021:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$8,625,000	$-	$991,667	$7,633,333	$-
Operating leases	8,234,626	967,406	3,026,966	2,089,083	2,151,171
Total	$16,859,626	$967,406	$4,018,633	$9,722,416	$2,151,171

(1) The amounts do not include interest and do not include the PPP loan as it is being accounted for as a grant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2020, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.2 million. The Company’s current borrowings were at a variable rate tied to LIBOR plus 7.25 per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $85,000 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2019	2020
Current assets:
Cash	$218,132	$1,194,363
Accounts receivable - net	978,408	879,502
Inventories	880,660	890,556
Prepaid expenses	784,650	395,918
Total current assets	2,861,850	3,360,339

Property and equipment:
Equipment	2,899,611	3,708,689
Leasehold improvements	1,187,100	2,319,445
Construction and equipment in progress	374,525	510,225
	4,461,236	6,538,359
Less accumulated depreciation and amortization	1,689,520	1,989,209
Net property and equipment	2,771,716	4,549,150
Deferred tax asset	3,900,221	3,104,904
Deferred contract costs	817,763	834,018
Goodwill	278,466	278,466
Operating lease right of use assets	4,242,416	6,088,101
Other assets including long-term portion of accounts receivable - net	4,232,655	201,962
Total assets	$19,105,087	$18,416,940
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan payable to bank	$871,429	$-
Accounts payable and accrued expenses	731,059	878,099
Current portion of operating lease liability	333,763	412,005
Total current liabilities	1,936,251	1,290,104

Long-term obligations:
Term loans payable to bank (net of current portion)	2,999,275	-
Loan payable to Corbel	-	7,468,709
Corbel warrant value	-	29,037
Convertible notes payable	1,501,282	574,479
Operating lease liabilities – net of current portion	4,016,728	5,863,615
Deferred contract income	817,763	834,018
Total long-term liabilities	9,335,048	14,769,858

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2019 and December 31, 2020)	24,858,311	24,763,447
Accumulated deficit	(17,024,523)	(22,406,469)
Total stockholders’ equity	7,833,788	2,356,978
Total liabilities and stockholders’ equity	$19,105,087	$18,416,940

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2018	2019	2020
Restaurant revenue - company-owned restaurants	$4,815,842	$4,830,199	$6,209,279
Restaurant revenue - company-owned non-traditional	1,156,347	673,647	470,846
Franchising revenue	6,422,315	6,162,576	4,841,229
Administrative fees and other	53,443	38,202	14,310
Total revenue	12,447,947	11,704,624	11,535,664

Operating expenses:
Restaurant expenses - company-owned restaurants	3,909,142	4,250,406	4,938,133
Restaurant expenses - company-owned non-traditional	1,145,106	626,453	447,040
Franchising expenses	2,627,745	2,092,001	1,736,870
Total operating expenses	7,681,993	6,968,860	7,122,043

Depreciation and amortization	440,240	382,793	382,368
General and administrative	1,668,718	1,739,383	1,717,209
Total expenses	9,790,951	9,091,036	9,221,620
Operating income	2,656,996	2,613,588	2,314,044

Interest expense	655,203	774,565	1,914,344
Adjust valuation of receivables	4,095,805	1,300,000	4,941,718
Net (loss) income before income taxes	(2,094,012)	539,023	(4,542,018)
Income tax expense	930,397	917,088	839,928
Net loss from continuing operations	$(3,024,409)	(378,065)	(5,381,946)
Loss from discontinued operations net of tax benefit of $12,200 for 2018	(37,800)	-	-
Net loss	$(3,062,209)	$(378,065)	$(5,381,946)

Loss per share - basic:
Net loss from continuing operations	$(.14)	$(.02)	$(.24)
Net loss	$(.14)	$(.02)	$(.24)
Weighted average number of common shares outstanding	21,249,607	22,052,859	22,215,512

Diluted loss per share:
Net loss from continuing operations (1)	$(.14)	$(.02)	$(.24)
Net loss (1)	$(.14)	$(.02)	$(.24)
Weighted average number of common shares outstanding	26,094,292	23,315,695	23,465,512

(1)
Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total
Balance at December 31, 2017	20,983,131	$24,322,885	$(13,674,794)	$10,648,091
2018 net loss			(3,062,209)	(3,062,209)

Remove derivatives in accordance with ASU 2017-11			142,857	142,857
Amortization of value of stock options		16,597		16,597
Conversion of convertible notes to common stock	800,000	400,000		400,000

Balance at December 31, 2018	21,783,131	$24,739,482	$(16,594,146)	$8,145,336
2019 net loss			(378,065)	(378,065)
Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,312)	(52,312)
Amortization of value of stock options		18,829		18,829
Cashless exercise of warrants	232,381
Conversion of convertible notes to common stock	200,000	100,000	________	100,000

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

2020 net loss			(5,381,946)	(5,381,946)
Write-off unamortized closing to sub-debt that was converted		(116,400)		(116,400)
Amortization of value of stock options	-	21,536	-	21,536

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows
Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2018	2019	2020
Net loss	$(3,062,209)	$(378,065)	$(5,381,946)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	558,277	469,804	1,433,295
Amortization of lease cost in excess of cash paid	-	134,545	46,994
Deferred income taxes	918,195	917,088	839,928
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	223,157	(377,151)	(98,388)
Inventories	(106,539)	82,123	(9,896)
Prepaid expenses	(7,933)	(96,392)	189,884
Other assets including long-term portion of accounts receivable	3,059,197	548,648	4,508,836
Increase (decrease) in:
Accounts payable and accrued expenses	(101,286)	207,745	147,040
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,480,859	1,508,345	1,675,747

INVESTING ACTIVITIES
Purchase of property and equipment	(1,161,168)	(289,351)	(2,084,710)
NET CASH USED BY INVESTING ACTIVITIES	(1,161,168)	(289,351)	(2,084,710)

FINANCING ACTIVITIES
Payment of principal on First Financial Bank loan	(812,292)	(998,271)	(4,379,024)
Payment of principal on convertible notes	-	-	(1,275,000)
Net proceeds from new financings net of closing costs	157,727	-	7,039,218
Lease liabilities	-	(78,785)	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(654,565)	(1,077,056)	1,385,194

DISCONTINUED OPERATIONS
Payment of obligations from discontinued operations	(50,000)	-	-

Increase (decrease) in cash	(384,874)	141,938	976,231
Cash at beginning of year	461,068	76,194	218,132
Cash at end of year	$76,194	$218,132	$1,194,363

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

Notes to Consolidated Financial Statements
Noble Roman’s, Inc. and Subsidiaries

Note l: Summary of Significant Accounting Policies

Organization: The Company, with two wholly-owned subsidiaries, sells and services franchises and licenses and operates Company-owned foodservice locations for one non-traditional location and five traditional restaurants called Craft Pizza & Pub under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs”. Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries.

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

Significant Accounting Policies: There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. After a thorough review by management in 2018, the Company permanently wrote off $1.3 million and created an additional reserve for possible non-collection of $2.8 million. After a review in 2019 and also considering the impact of the COVID-19 pandemic, it was decided to add an additional reserve of $1.3 million for possible non-collections. In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received. The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The unamortized debt issuance cost at December 31, 2020 was $780,000.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2020, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees: Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee. Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors. Administrative fees are recognized as income monthly as earned. The Company adopted ASU 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants. However, initial franchise fees and related contract costs are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years. The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract cost, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company evaluated its deferred tax assets in 2018 and determined that $1,422,960 of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, which increased the Company’s tax expense for 2018 and reduced the deferred tax credit on the balance sheet. The Company again evaluated its deferred tax assets in 2019 and determined that $1.7 million of its net operating loss carry-forward may expire before they are used resulting in an additional $400,000 in tax expense in 2019. In 2020, the Company again reviewed its deferred tax asset and determined that 2020 taxable income used up $267,528 and $572,400 deferred credits were expiring. As of December 31, 2020, the net operating loss carry-forward was approximately $7.4 million which expires between the years 2021 and 2036.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2018, 2019 and 2020. The Company’s federal and various state income tax returns for 2017 through 2019 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2018:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(3,062,209)	21,249,607	$(.14)
Effect of dilutive securities
Options	-	511,260
Convertible Notes	213,125	4,333,425
Diluted net loss per share
Net loss (1)	$(2,849,084)	26,094,292	$(.14)

           (1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2019:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(378,605)	22,052,859	$(.02)
Effect of dilutive securities
Options	-	12,836
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(316,105)	23,315,695	$(.02)

          (1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2020:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(5,381,946)	22,215,512	$(.24)
Effect of dilutive securities
Options	-	-
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(5,319,446)	23,465,512	$(.24)

          (1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the Annual Report on Form 10-K.

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company intends to use the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will be forgiven and, therefore will account for it as a grant.

No subsequent event required recognition or disclosure except as discussed above.

Note 2: Accounts Receivable

At December 31, 2019 and 2020, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2019 and 2020 will be collected.

Other assets, as of December 31, 2020, includes security deposit and cash value of life insurance.

Long-term receivables from franchisees in the past represented receivables from approximately 80 different non-traditional franchisees (Noble Roman’s franchises located within a host facility). These receivables originated from a variety of circumstances, including where audits of a number of the non-traditional franchises’ reporting of sales found them to be underreporting their sales and, therefore, underpaying their royalty obligations. In other instances, some franchisees were selling non-Noble Roman’s products under Noble Roman’s trademark. In addition, some receivables arose from the Company incurring legal fees to enforce the franchise agreements and other collection cost which adds to the receivables in accordance with the agreements. Some of the receivables were generated by early termination of the franchise agreements. In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received.

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

At December 31, 2020, the balance of the Senior Note was comprised of:

Principal Due	$8,192,365
Unamortized Loan Closing Cost	(723,656)
Carrying Value	$7,468,709

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

Interest on the Notes accrued at the annual rate of 10% and is payable quarterly in arrears. Initially, the Notes matured, and the Warrants expired, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes, holders of $775,000 in principal amount extended their Notes until January 31, 2023. In 2018 and 2019, holders of $500,000 in principal amount of the Notes converted those Notes to 1,000,000 shares of the Company’s common stock in accordance with the terms of the Note. In February 2020, in conjunction with the Company’s refinancing of its debt, $1,275,000 in principal amount of those Notes was repaid leaving a balance of $625,000 which mature on January 31, 2023. The holders of the remaining $625,000 principal amount of Notes can elect, at their option any time prior to maturity, convert those Notes to common stock in accordance with the terms of the Notes.

The Warrants issued with the Notes provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustments). As a result of the February 7, 2020 financing with Corbel, the Warrants adjusted to $0.57 per share. All warrants were canceled with the repayment of the Notes except Warrants issued with $775,000 principal amount of Notes that were extended to the new maturity of January 31, 2023. Subject to certain limitations, the Company may redeem the outstanding Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

Placement agent fees and other origination costs of the Notes are deducted from the carrying value of the Notes as original issue discount (“OID”). The OID is being amortized over the term of the Notes.

At December 31, 2020, the balance of the Notes is comprised of:

Face Value	$625,000
Unamortized OID	(50,521)
Carrying Value	$574,479

Total cash and non-cash interest accrued on the Company’s indebtedness in 2020 was $1.9 million and in 2019 was $775,000.

Note 4: Royalties and Fees

Approximately $305,000, $307,000 and $198,000 are included in 2018, 2019 and 2020, respectively, royalties and fees in the Consolidated Statements of Operations for amortized initial franchise fees. Also included in royalties and fees were approximately $74,000, $70,000 and $45,000 in 2018, 2019 and 2020, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. Such incremental costs, include training, design and related travel cost to new franchisees. The deferred contract income and costs both approximated $818,000 on December 31, 2019 and $834,000 on December 31, 2020.

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

There were 3,064 franchised/licensed or Company-owned outlets in operation on December 31, 2020 and 3,064 on December 31, 2019. During 2019, 22 new franchised/licensed were opened and 22 franchised outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them. Therefore, it is unknown how many grocery store licenses, out of the total count of 2,402, have left the system.

Note 5: Liabilities for Leased Facilities

The Company has future obligations of $8.2 million under current operating leases as follows: due in less than one year $967,000, due in one to three years $3.0 million, due in three to five years $2.1 million and due in more than five years $2.2 million.

To implement the new accounting policies for leases, the Company used a weighted average discount rate of 7% and the weighted average lease term of 7.3 years. The Company recorded $34,986 more in lease expense than cash actually paid in 2020 for the leases.

Note 6: Income Taxes

The Company had deferred tax assets, as a result of prior operating losses, of $3.9 million at December 31, 2019 and $3.1 million at December 31, 2020, which expires between the years 2021 and 2036. The net operating loss carry-forward is approximately $7.4 million so the Company will have no obligation to pay income tax on the amount of that operating loss carry-forward, however the carrying value of that deferred tax asset was significantly reduced by the 2017 Tax Act which lowered the highest corporate income tax rate from 34% to 21%. In 2017, 2018 and 2019, the Company used deferred benefits to offset its tax expense of $442,000, recorded a tax benefit of $503,000, and recorded a tax benefit of $468,000 respectively, and tax benefits from loss on discontinued operations of $57,000 in 2017 and $12,000 in 2018, however, the Company recorded a tax expense of $4.1 million in 2017 to lower the carrying value of the deferred tax credit as a result of the corporate tax rate being reduced from 34% to 21%, as explained above. The Company also recorded $1.4 million in additional tax in 2018 after evaluating its deferred tax assets and determined that $1.4 million of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized. The Company also reviewed its operating loss carry-forward in 2019 and determined that $1.7 million of that loss may expire before it is used and, as a result, recorded an additional $400,000 in tax expense for 2019. In 2020, the Company again reviewed the deferred tax asset and determined that 2020 taxable income used up $267,528 of the deferred tax credits and $572,400 of the deferred tax credits were expiring. As a result of the loss carry-forwards, the Company did not pay any income taxes in 2018, 2019 and 2020. There are no other material differences between reported income tax expense or benefit and the income tax expense or benefit that would result from applying the Federal and state statutory tax rates.

Note 7: Common Stock

During 2016 and 2017, the Company issued Notes in the aggregate principal amount of $2.4 million convertible to common stock within three years at the rate of $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at $1.00 per share. During 2018, holders of $400,000 in principal amount of Notes converted into 800,000 shares of common stock. In 2019, holders of $100,000 in principal amount of Notes converted into 200,000 shares of common stock. In February 2020, in conjunction with the Company’s refinancing, $1,275,000 in principal amount of Notes were repaid terminating the holders’ right to convert and canceling their warrants. Now outstanding are $625,000 principal amount of Notes convertible to stock at $0.50 per share and warrants to purchase 775,000 shares of stock at $0.57 per share.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2020, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
46,500	$0.58
155,000	0.58
1,400,000	0.58
31,000	0.58
123,667	0.58
207,500	1.00
232,500	1.00
287,500	1.00
280,000	0.53
35,000	0.50
372,500	0.51
332,500	0.623
474,500	0.60
443,500	0.40

As of December 31, 2020, options for 3,409,501 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2018, 2019 and 2020:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.68 to 2.82%

The following table sets forth the number of options outstanding as of December 31, 2017, 2018, 2019 and 2020 and the number of options granted, exercised or forfeited during the years ended December 31, 2018, 2019 and 2020:

Balance of employee stock options outstanding as of 12/31/17	3,334,167
Stock options granted during the year ended 12/31/18	415,000
Stock options exercised during the year ended 12/31/18	0
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee stock options outstanding as of 12/31/18	3,643,667
Stock options granted during the year ended 12/31/19	529,500
Stock options exercised during the year ended 12/31/19	0
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee stock options outstanding as of 12/31/19	3,978,167
Stock options granted during the year ended 12/31/20	443,500
Stock options exercised during the year ended 12/31/20	0
Stock options forfeited during the year ended 12/31/20	0
Balance of employee stock options outstanding as of 12/31/20	4,421,667

The following table sets forth the number of non-vested options outstanding as of December 31, 2017, 2018, 2019 and 2020, and the number of stock options granted, vested and forfeited during the years ended December 31, 2018, 2019 and 2020.

Balance of employee non-vested stock options outstanding as of 12/31/17	749,835
Stock options granted during the year ended 12/31/18	415,000
Stock options vested during the year ended 12/31/18	(337,499)
Stock options forfeited during the year ended 12/31/18	(105,500)
Balance of employee non-vested stock options outstanding as of 12/31/18	721,836
Stock options granted during the year ended 12/31/19	529,500
Stock options vested during the year ended 12/31/19	(325,000)
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee non-vested stock options outstanding as of 12/31/19	731,336
Stock options granted during the year ended 12/31/20	443,500
Stock options vested during the year ended 12/31/20	(212,500)
Stock options forfeited during the year ended 12/31/20	0
Balance of employee non-vested stock options outstanding as of 12/31/20	962,336

During 2020, employee stock options were granted for 443,500 shares and options for 0 shares were forfeited. At December 31, 2020, the weighted average grant date fair value of non-vested options was $0.51 per share and the weighted average grant date fair value of vested options was $0.66 per share.

The weighted average grant date fair value of employee stock options granted during 2018 was $0.623, during 2019 was $0.66 and during 2020 was $0.40. Total compensation cost recognized for share-based payment arrangements was $16,597 with a tax benefit of $3,983 in 2018, $18,829 in 2019 with a tax benefit of $4,995 in 2019 and $21,536 in 2020 with a tax benefit of $5,168. As of December 31, 2020, total unamortized compensation cost related to options was $20,075, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

On February 25, 2016, the ASU 2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard took effect in 2019 for public business entities and, therefore, is included in the current financial statements. This had the effect of increasing the value of the assets and liabilities of the Company and incurred an additional expense for rent on the Consolidated Statement of Operations by $34,986 in 2020.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s common stock. These transactions were all completed on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

Note 12: Unaudited Quarterly Financial Information

	Quarter Ended
	December 31	September 30	June 30	March 31
2020	(in thousands, except per share data)
Total revenue	$3,268	$2,938	$2,610	$2,719
Operating income	295	411	1,019	589
Net income (loss)before income taxes	(4,984)	83	696	(337)
Net income (loss)	(5,906)	83	696	(255)
Net income (loss) per common share
Basic	(.26)	.00	.03	(.01)
Diluted	(.26)	.00	.03	(.01)

	Quarter Ended
	December 31	September 30	June 30	March 31
2019	(in thousands, except per share data)
Total revenue	$2,582	$3,079	$3,121	$2,923
Operating income	224	835	801	754
Net income (loss)before income taxes	(1,283)	615	580	627
Net income (loss)	(1,763)	467	441	476
Net income (loss) per common share
Basic	(.08)	.02	.02	.02
Diluted	(.08)	.02	.02	.02

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NOBLE ROMAN’S, INC.
Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NOBLE ROMAN’S, INC. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Long-term Accounts Receivable

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s long-term accounts receivable balance was fully reserved, resulting in a valuation adjustment of $4.9 million for the year ended December 31, 2020, as presented in the Consolidated Statements of Operations.

We identified the valuation of long-term accounts receivable as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate cash flows and evaluate collection performance. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●
Understanding the design of controls relating to management’s assessment of estimated cash flows and collection performance.

●
Testing the completeness and accuracy of collection data.

●
Evaluating the assessment of estimated cash flows through consideration of recent performance trends and changes to the estimated cash flows.

Valuation of Deferred Tax Assets

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s deferred tax asset was $3.1 million at December 31, 2020.

We identified the valuation of deferred tax assets as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate forecasted taxable income. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●
Understanding the design of controls relating to management’s assessment of forecasted taxable income.

●
Testing the completeness and accuracy of historical taxable income.

●
Evaluating the assessment of forecasted taxable income through consideration of recent performance trends.

We have served as the Company's auditor since 2007.

/s/ Somerset CPA's, P.C

Indianapolis, Indiana
March 22, 2021

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that the Company’s internal controls over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

 Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	80	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	57	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	75	Class I Director
Marcel Herbst	50	Class I Director
William Wildman	72	Class II Director
Troy Branson	57	Executive Vice President of Franchising

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2019 and 2020

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2020	$300,000	$-	$3,500	$303,500
Executive Chairman of the Board and Chief Financial Officer	2019	$300,000	$-	$4,000	$304,000

A. Scott Mobley	2020	$444,568	$-	$4,000	$448,568
Chief Executive Officer, President and Secretary	2019	$444,568	$-	$5,000	$449,568

Troy Branson	2020	$120,000	$77,110	$1,500	$198,610
Executive Vice President	2019	$110,000	$85,967	$2,125	$198,092

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

The Summary Compensation Table includes the grant date fair value for stock options granted in 2019 and 2020 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 7 to the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s determination of the grant date fair value of stock options.

In 2020, the Company granted options to purchase 443,500 shares on September 30, 2020 at an exercise price equal to the then-current market price of $0.40 per share. There were no employee stock options exercised in 2020 and no stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $650,000 per year for 2020 (although Mr. Mobley voluntarily reduced his base compensation to $300,000 for 2019 and 2020 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $551,000 per year for 2020 (although Mr. Mobley voluntarily reduced his base compensation to $444,568 for 2019 and 2020 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Non-Equity Incentive Arrangements

The Company currently has a non-equity incentive arrangement with our Executive Vice President under which he may earn additional compensation. For 2020 and 2019, his compensation was based on 2.5% of the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)1 for the first $2.5 million and 3.0% of EBITDA above $2.5 million. Under these plans, the Executive Vice President was paid incentive compensation of $85,967 and $77,110 in 2019 and 2020, respectively.
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	100,000		0.58	9/30/23
	900,000		0.58	9/30/23
	33,333		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	46,667	23,333	0.623	7/6/28
	26,667	53.333	0.60	7/2/29
	0	70,000	0.40	9/30/30
A. Scott Mobley	25,000		0.58	9/30/23
	300,000		0.58	9/30/23
	33,334		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	90,000	0	0.51	7/7/27
	53,333	26,667	0.623	7/6/28
	33,333	66,667.60		7/2/29
	0	80,000	0.40	9/30/30
Troy Branson	10,000		0.58	9/30/23
	40,000		1.00	7/2/23
	30,000		1.00	7/2/24
	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
		42,500	0.623	7/6/28
		42,500	0.60	7/2/29
		30,000	0.40	9/30/30

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	19,000	2,000	-	21,000
Marcel Herbst	19,000	2,000	-	21,000
William Wildman	19,000	2,000	-	21,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 5, 2021, there were 22,215,512 shares of the Company’s common stock outstanding. The following table sets forth the amount and percentage of the Company’s common stock beneficially owned on March 5, 2021, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding common stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock(2)
Corbel Capital Partners SBIC, L.P.	2,250,000(3)	9.2%
Paul W. Mobley	3,659,368(4)	15.3
A. Scott Mobley	1,951,245(5)	8.4
Douglas H. Coape-Arnold	530,000(6)	2.3
Marcel Herbst	1,110,491(7)	4.8

Troy Branson	607,500(8)	2.7
William Wildman	165,000(9)	0.7
Robert P. Stiller	3,067,085(10)	13.8
All executive officers and directors as a group (6) persons)	8,023,604	30.1%

(1)
All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)
The percentage calculations are based upon 22,215,512 shares of the Company’s common stock issued and outstanding as of the most recent practicable date and, for each officer or director of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of April 15, 2020.

(3)
According to the information provided to the Company in a Schedule 13-G, filed with the SEC on February 14, 2020, the total includes 2,250,000 warrants to purchase up to 2,250,000 shares. The Schedule 13-G states that the filer has sole voting power and sole dispositive power for all such shares. Corbel’s address is 11777 San Vicente Blvd., Suite 777, Los Angeles, California 90049.

(4)
The total includes 1,563,333 shares of common stock subject to options granted under a stock option plan and warrants to purchase 150,000 shares . Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)
The total includes 958,334 shares of common stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)
The total includes 530,000 shares of common stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7)
The total includes 195,000 shares of common stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and 200,000 shares issuable upon exercise of warrants. Mr. Herbst’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8)
The total includes 312,500 shares of common stock subject to options granted under a stock option plan. Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9)
The total includes 115,000 shares of common stock subject to options granted under a stock option plan. Mr. Wildman’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(10)
According to information provided to the Company in an amendment to Schedule 13-G, filed with SEC on February 11, 2021. The amendment states that the filer has sole voting power and sole dispositive power for all such shares. The filer’s address is c/o Sunrise Management Services, LLC, 515 N. Flagler Drive, Suite 1702, West Palm Beach, Florida 33401.

The following table provides information as of December 31, 2020 with respect to the shares of the Company’s common stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	4,421,667	$.63	(1)
Total	4,421,667	$.63	(1)

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

The Company’s board of directors is currently comprised of: Paul W. Mobley, our Executive Chairman and Chief Financial Officer; A. Scott Mobley, our President and Chief Executive Officer; Douglas H. Coape-Arnold; Marcel Herbst; and William Wildman. For the purpose of determining director independence, the Company has adopted the New York Stock Exchange definition of independence. The board of directors has determined that Messrs. Coape-Arnold, Herbst and Wildman are independent directors under that definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2020 and 2019.

	2020	2019
Audit fees and review fees (1)	$110,000	$110,000

(1)
Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our annual reports on Form 10-K for the years ended December 31, 2020 and 2019, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2020 and 2019.

The engagement of Somerset, for conducting the audit of the Company’s financial statements for the years ended December 31, 2020 and 2019, and for the review of its financial statements included in its Form 10-Q’s during 2020 and 2019, was pre-approved by the Company’s board of directors. Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

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
4.3
Form of Senior Secured Promissory Note issued by Registrant to Corbel Capital Partners SBIC, L.P. dated February 7, 2020 and filed as Exhibit 4.3 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference.

4.4
Form of Warrant issued to Corbel Capital Partners SBIC, L.P. dated February 7, 2020 and filed as Exhibit 4.4 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference.

4.5
Form of Promissory Note under the Paycheck Protection Plan issued by Registrant to Huntington National Bank dated April 17, 2020 filed as Exhibit 4.5 to Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2020 is incorporated herein by reference.

4.6
Promissaory Note under the Paycheck Protection Program loan issued by Noble Roman's, Inc. to Huntington National Bank dated February 5, 2021 filed as Exhibit 10.1 to Registrant's current report on Form 8-K filed February 8, 2021 is incorporated herein by reference.

10.1*
Employment Agreement with Paul W. Mobley dated January 2, 1999filed as Exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

10.11
Senior Secured Note and Warrant Purchase Agreement dated February 7, 2020 by and between the Registrant and Corbel Capital Partners SBIC, L.P. filed as Exhibit 10.11 to Registrant’s annual report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference

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

NOBLE ROMAN’S, INC.

Date: March 22, 2021	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive

Date: March 22, 2021	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2021	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer

Date: March 22, 2021	By:	/s/ A. Scott Mobley
A. Scott Mobley
President and Chief Executive

Date: March 22, 2021	By:	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 22, 2021	By:	/s/ Marcel Herbst
Marcel Herbst
Director

Date: March 22, 2021	By:	/s/ William Wildman
William Wildman
Director