Form 10-Q
period 2021-03-31
NOBLE ROMANS INC
filed 2021-05-12
CIK 709005

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

As of May 12, 2021, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2020	March 31, 2021
Current assets:
Cash	$1,194,363	$1,872,714
Accounts receivable - net	879,502	1,032,659
Inventories	890,556	888,488
Prepaid expenses	395,918	477,909
Total current assets	3,360,339	4,271,770

Property and equipment:
Equipment	3,708,689	3,723,272
Leasehold improvements	2,319,445	2,331,914
Construction and equipment in progress	510,225	434,991
	6,538,359	6,490,177
Less accumulated depreciation and amortization	1,989,209	2,083,638
Net property and equipment	4,549,150	4,406,539
Deferred tax asset	3,104,904	3,104,904
Deferred contract cost	834,018	834,018
Goodwill	278,466	278,466
Operating lease right of use assets	6,088,101	5,955,407
Other assets including long-term portion of receivables - net	201,962	232,378
Total assets	$18,416,940	$19,083,482

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$878,099	$722,326
Current portion of operating lease liability	412,005	413,243
Total current liabilities	1,290,104	1,135,569

Long-term obligations:
Term loan payable to Corbel	7,468,709	7,574,829
Corbel warrant value	29,037	29,037
Convertible notes payable	574,479	580,542
Operating lease liabilities - net of short-term portion	5,863,615	5,738,732
Deferred contract income	834,018	834,018
Total long-term liabilities	14,769,858	14,757,158

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2020 and as of March 31, 2021)	24,763,447	24,769,816
Accumulated deficit	(22,406,469)	(21,579,061)
Total stockholders' equity	2,356,978	3,190,755
Total liabilities and stockholders’ equity	$18,416,940	$19,083,482

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31,
	2020	2021
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,092,948	$2,108,697
Restaurant revenue - company-owned non-traditional	154,684	116,104
Franchising revenue	1,467,379	1,053,960
Administrative fees and other	4,251	3,556
Total revenue	2,719,262	3,282,317

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	972,029	1,228,894
Restaurant expenses - company-owned non-traditional	152,243	89,154
Franchising expenses	490,357	339,365
Total operating expenses	1,614,629	1,657,413

Depreciation and amortization	65,947	164,717
General and administrative expenses	449,421	298,588
Total expenses	2,129,997	2,120,718
Operating income	589,265	1,161,599

Interest expense	926,289	334,191
Income (loss) before income taxes	(337,024)	827,408
Income tax expense (benefit)	(81,983)	-
Net income (loss)	$(255,041)	$827,408

Earnings (loss) per share - basic
Net income (loss)	$(.01)	$.04
Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings (loss) per share:
Net income (loss)	$(.01)	$.04
Weighted average number of common shares outstanding	22,853,349	23,465,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders' Equity
(Unaudited)

Quarter Ended March 31, 2021:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Amortization of value of stock options		6,369		6,369

Net income for three months ended March 31, 2021	-	-	827,408	827,408

Balance at March 31, 2021	22,215,512	$24,769,816	$(21,579,061)	$3,190,755

Quarter Ended March 31, 2020:
	Common Stock Shares Amount		Accumulated Deficit	Total

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

Unamortized loan origination cost attributable to the 500,000 notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of stock options		5,312		5,312

Net loss for three months ended March 31, 2020	-	-	(255,041)	(255,041)

Balance at March 31, 2020	22,215,512	$24,747,223	$(17,279,564)	$7,467,659

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2020	2021
Net income (loss)	$(255,041)	$827,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	860,743	283,268
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	18,945	9,048
Deferred income taxes (benefit)	(81,983)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(132,609)	(153,156)
Inventories	(14,655)	2,068
Prepaid expenses	(58,185)	(81,992)
Other assets including long-term portion of receivables	(209,304)	(30,416)
Decrease in accounts payable and accrued expenses	(147,794)	(155,772)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,883)	700,456

INVESTING ACTIVITIES
Purchase of property and equipment	(555,637)	(22,105)
NET CASH USED IN INVESTING ACTIVITIES	(555,637)	(22,105)

FINANCING ACTIVITIES
Payment of principal on bank term loans	(4,297,024)	-
Payment of principal on convertible notes	(1,275,000)	-
Proceeds of new loan - Corbel	7,069,137	-
NET CASH PROVIDED FINANCING ACTIVITIES	1,497,113	-

Increase in cash	921,593	678,351
Cash at beginning of period	218,132	1,194,363
Cash at end of period	$1,139,725	$1,872,714

Supplemental schedule of investing and financing activities

Cash paid for interest                                                                                      $198,560 $221,220

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

On February 5, 2021, the Company borrowed $940,734 under the Paycheck Protection Program (the “PPP”). The funds, according to the provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), may be used for payroll costs including payroll benefits, interest on mortgage obligations, rent under lease agreements and utilities. Since the Company met all of the eligibility requirements to participate in the PPP and it was probable from the beginning that the Company’s PPP borrowing will be forgiven, the Company’s participation in the PPP program was accounted for as a government grant. Since the entire amount of the PPP participation was used to pay qualified expenses prior to March 31, 2021, the qualifying expenses are presented herein as a reduction of those related expenses in the quarter ended March 31, 2021.

There have been no other significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic, the governmental response and the PPP funding.

Note 2 – Royalties and fees included initial franchise fees of $25,000 for the three-month period ended March 31, 2020, and $55,000 for the three-month period ended March 31, 2021, Royalties and fees included equipment commissions of $4,000 for the three-month period ended March 31, 2020, and $10,000 for the three-month period ended March 31, 2021. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.5 million for the three-month period ended March 31, 2020, and $1.1 million for the three-month period ended March 31, 2021. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The effect on comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and deferred costs were both $834,000 on March 31, 2021.

At December 31, 2020 and March 31, 2021, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheets as of December 31, 2020 and March 31, 2021, will be collected. In 2020, in light of the additional uncertainty created as a result of the COVID 19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

There were 3,064 franchises/licenses in operation on December 31, 2020 and 3,066 franchises/licenses in operation on March 31, 2021. During the three-month period ended March 31, 2021 there were seven new outlets opened and five outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,403 licensed grocery store units included in the counts above have left the system.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2021:

	Three Months Ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$827,408	22,215,512	$.04

Effect of dilutive securities
Options and warrants	-	-
Convertible notes	15,625	1,250,000	____

Diluted earnings per share
Net income per share with assumed conversions	$843,033	23,465,512	$.04

The following table sets forth the calculation of basic and diluted loss per share for the three-month period ended March 31, 2020:

	Three Months Ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(255,041)	22,215,512	$(.01)

Effect of dilutive securities
Options and warrants	-	-
Convertible notes	47,500	1,250,000	____

Diluted loss per share
Net loss per share with assumed conversions	$(207,541)	23,465,512	$(.01)

Note 4 - On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes, at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of coronavirus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic resulted in significant, economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the "Governor"), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company's Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars were allowed to open up to 50% of capacity, and on July 4, 2020 restaurants and bars were allowed to resume at 100% capacity. The Governor delayed the increase in capacity for a portion of the third quarter of 2020. Ultimately the Governor issued another order to allow 100% capacity for restaurants and bars but required certain social distancing rules which effectively limit capacity to much less than 100%. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company's business.

Many other states and municipalities in the United States also temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which negatively affected our franchised operations. Host facilities for our non-traditional franchises were also adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both the Company's Craft Pizza & Pub and non-traditional venues.

In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. On February 19, 2021, the Company received formal notice from the Small Business Administration ("SBA") that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT. On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, a total of six more Company-operated locations were opened in 2017, 2018 and 2020 with additional locations under consideration. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original specialty pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which has been offered in its locations since 1972.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2020		2021
Revenue	$1,092,948	100.0	$2,108,697	100.0
Cost of sales	235,592	21.6	438,012	20.8
Salaries and wages	318,524	29.1	228,949	10.9
Facility cost including rent, common area and utilities	202,780	18.6	114,384	5.4
Packaging	30,253	2.8	56,696	2.7
Delivery fees	35,199	3.2	94,245	4.5
All other operating expenses	149,681	13.6	296,608	14.0
Total expenses	972,029	88.9	1,228,894	58.3
Margin contribution	$120,919	11.1%	$879,803	41.7%

Margin contribution from this venue was decreased by $8,029 for non-cash expense related to the adoption of Accounting Standards Update ("ASU 2016-02") accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's non-traditional franchising venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2020		2021
Royalties and fees non-traditional franchising	$1,278,100	87.1%	$890,054	84.4%
Royalties and fees non-traditional grocery	189,279	12.9	163,906	15.6
Total non-traditional revenue	1,467,379	100.0	1,053,960	100.0
Salaries and wages	196,049	13.4	88,246	8.4
Trade show expense	105,000	7.2	105,000	10.0
Insurance	86,426	5.9	62,398	5.9
Travel and auto	28,448	1.9	16,370	1.5
All other operating expenses	74,433	5.0	67,351	6.4
Total expenses	490,356	33.4	339,365	32.2
Margin contribution	$977,023	66.6%	$714,595	67.8

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2020		2021
Revenue	$154,684	100.0%	$116,104	100.0%
Cost of sales	59,562	38.5	44,029	37.9
Salaries and wages	56,256	36.4	17,381	15.0
Rent	14,710	9.5	11,316	9.8
Packaging	4,170	2.7	3,270	2.8
All other operating expenses	17,545	11.3	13,158	11.3
Total expenses	152,243	98.4	89,154	76.8
Margin contribution	$2,441	1.6%	$26,950	23.2%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2.1 million compared to $1.1 million for the corresponding period in 2020. Revenue was increased by the opening of three additional Craft Pizza & Pub restaurants in March, October and November 2020, respectively, but that increase was partially constrained by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but allowing carry-out and delivery.

Cost of sales improved to 20.8% from 21.6% in the corresponding period last year.

Salaries and wages improved to 10.9% compared to 29.1% for the comparable period in 2020. This improvement was primarily the result of this cost being partially reimbursed from the proceeds of the PPP grant, in the amount of $371,000, and the efficiencies gained as the restaurants had been operating longer. It was also partially the result of all of the dining rooms being closed by order of the Governor on March 16, 2020, however the restaurants continued to use Pizza Valet service for carry-out which decreased the labor requirements to a greater extent in percentage terms than the sales were reduced by the lack of dining room service.

Gross margin contribution improved to 41.7% from 11.1% for the quarter compared to the comparable period last year. Overall expenses for this venue decreased to 58.3% from 88.9% with the cost of sales decreasing by 0.8%, facility cost decreasing by 13.2%, delivery fees and bank charges increase by 1.3%, and labor cost decreasing by 18.2%. As discussed above, certain costs were reimbursed with proceeds from the PPP grant.

Franchising

The revenue from this venue decreased from $1.5 million to $1.1 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. Royalties and fees from this venue decreased from $1.3 million to $900,000 and royalties and fees from grocery stores declined from $189,000 to $164,000. The decrease in this venue was primarily the result of the COVID-19 pandemic whereby several states were required to temporarily close the various non-traditional locations because of the different state regulations.

Salaries and wages improved from $196,000 to $88,000 primarily the result of those expenses being partially offset by $140,000 of the PPP grant allocated to that purpose.

Trade show expense, insurance and other operating costs decreased from $294,000 to $251,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. In January 2019, the Company reviewed this venue in depth to find ways to minimize costs and accomplish its objectives with fewer people and lower costs in general.

Gross margin contribution from this venue improved from 66.6% to 67.8% in the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The reason for the margin increase was partially the result of using a portion of the PPP grant to offset salaries and wages cost offset in part by the decrease in total revenue, as explained in the paragraph above.

Company-Owned Non-Traditional Locations

Gross revenue from this venue decreased from $155,000 to $116,000 in the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The primary reason for this decrease was the restriction placed on hospital locations as a result of the COVID-19 pandemic whereby hospitals were restricted from having outside visitors and staff inside the hospital was restricted from going from one area of the hospital to another. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses improved from $152,000 to $89,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The primary reason for this decrease was caused by lower volume due to restrictions on hospitals resulting from the COVID-19 pandemic and, in addition, $29,000 in salaries being partially offset by use of a portion of the PPP grant for that purpose.

Gross margin contribution from this venue improved from 1.6% to 23.2% in the three-month period ended March 31, 2021 compared to the corresponding period in 2020. As previously discussed, the margin was improved as a result of a partial use of the PPP grant to offset $29,000 in salaries.

Depreciation and amortization increased from $66,000 to $165,000 for the three-month period ended March 31, 2021 compared to the corresponding periods in 2020. The primary reason for the increase was the result of the new Company-owned Craft Pizza & Pub locations opening during the year 2020. Additional Company-owned Craft Pizza & Pub locations were opened in March, October and November 2020. The Company intends to open three additional Company-owned Craft Pizza & Pubs during 2021.

General and administrative expenses decreased from $449,000 to $299,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The primary reason for the decrease was a partial reimbursement of certain expenses in accordance with the PPP grant in the amount of $190,000 partially offset by a small increase in various operating expenses.

Operating income improved from $589,000 to $1.2 million for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. Operating income improved as a result of the partial reimbursement of certain expenses through the PPP grant and the result of the increased revenue from the Craft Pizza & Pub venue and partially offset by the decrease in franchising revenue.

Interest expense decreased from $926,000 to $334,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The primary reason for the decrease was a result of the financing that occurred in February 2020 resulting in one-time non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement subordinated debt, which in the aggregate was $658,445 and partially offset by the non-cash PIK interest expense of $35,371.

Net income (loss) before income taxes improved from $(337,000) to $827,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. This was primarily the result of the partial reimbursement of certain expenses as a result of the PPP grant and by the non-cash interest in 2020, as discussed above.

Net income (loss) improved from $(255,000) to $827,000 for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. Net income improved because of the non-cash expense in 2020 associated with refinancing the Company’s debt and the partial reimbursement of certain expenses in accordance with the PPP grant. No income tax expense was recorded since the recognition of the PPP grant was non-taxable.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018 and March, October and November of 2020. The Company intends to open three more Company-owned Craft Pizza & Pub locations in 2021.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of March 31, 2021, the Company had three Craft Pizza & Pub locations under franchise agreements which were open and one of those franchisees is exploring other locations for an additional franchise location.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 3.8-to-1 as of March 31, 2021 compared to 2.6-to-1 as of December 31, 2020. The current ratio was improved significantly with the PPP funding in February 2021.

In January 2017, the Company completed the private placement of $2.4 million principal amount of the Notes convertible to common stock at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share. The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

On February 7, 2020, the Company entered into the Agreement, pursuant to which the Company issued to the purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. On February 19, 2021, the Company received formal notice from the SBA that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT which the Company had already treated as a grant.

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company intends to use the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will also be forgiven and, therefore, will account for it as a grant. In accordance with the Company's accounting policies, those proceeds were used to offset certain expenses during the quarter ended March 31, 2021

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing an aggressive franchising program for Craft Pizza & Pub restaurants.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, the availability of hourly and management labor to adequately staff company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2021, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.2 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $85,000 over the succeeding 12-month period.

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

4.6
Promissory Note under the Paycheck Protection Program loan issued by Noble Roman's, Inc. to Huntington National Bank dated February 5, 2021 filed as Exhibit 10.1 to Registrant's current report on Form 8-K filed February 8, 2021 is incorporated herein by reference.

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

NOBLE ROMAN'S, INC.

Date: May 12, 2021	By:	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)