Form 10-Q
period 2021-06-30
NOBLE ROMANS INC
filed 2021-08-12
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

Commission file number: 0-11104

NOBLE ROMAN’S, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1281154
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

6612 E. 75th Street, Suite 450Indianapolis, Indiana	46250
(Address of principal executive offices)	(Zip Code)

(317) 634-3377

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 6, 2021, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2020 and 2021 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the three-month periods ended June 30, 2021 and 2020 and six-month periods ended June 30, 2021 and 2020 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2021 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash	$1,194,363	$2,016,677
Accounts receivable - net	879,502	1,006,329
Inventories	890,556	907,662
Prepaid expenses	395,918	466,092
Total current assets	3,360,339	4,396,760

Property and equipment:
Equipment	3,708,689	3,730,952
Leasehold improvements	2,319,445	2,337,079
Construction and equipment in progress	510,225	414,016
	6,538,359	6,482,047
Less accumulated depreciation and amortization	1,989,209	2,178,068
Net property and equipment	4,549,150	4,303,797
Deferred tax asset	3,104,904	3,104,904
Deferred contract cost	834,018	829,260
Goodwill	278,466	278,466
Operating lease right of use assets	6,088,101	5,812,719
Other assets including long-term portion of receivables - net	201,962	233,688
Total assets	$18,416,940	$18,959,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$878,099	$533,708
Current portion of operating lease liability	412,005	403,499
Total current liabilities	1,290,104	937,207

Long-term obligations:
Term loan payable to Corbel	7,468,709	7,681,536
Corbel warrant value	29,037	29,037
Convertible notes payable	574,479	585,104
Operating lease liabilities - net of short-term portion	5,863,615	5,615,344
Deferred contract income	834,018	829,260
Total long-term liabilities	14,769,858	14,740,281

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2020 and as of June 30, 2021)	24,763,447	24,776,184
Accumulated deficit	(22,406,469)	(21,493,896)
Total stockholders' equity	2,356,978	3,282,288
Total liabilities and stockholders’ equity	$18,416,940	$18,959,776

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,406,865	$2,264,739	$2,499,813	$4,373,436
Restaurant revenue - company-owned non-traditional	111,433	117,197	266,117	233,301
Franchising revenue	1,088,344	1,199,260	2,555,723	2,253,220
Administrative fees and other	3,867	3,513	8,118	7,069
Total revenue	2,610,509	3,584,709	5,329,771	6,867,026

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	804,340	1,935,744	1,776,369	3,164,638
Restaurant expenses - company-owned non-traditional	76,983	118,659	229,226	207,813
Franchising expenses	267,628	482,309	757,984	821,674
Total operating expenses	1,148,951	2,536,712	2,763,579	4,194,125

Depreciation and amortization	98,279	142,133	164,226	306,849
General and administrative expenses	344,374	481,860	793,795	780,449
Total expenses	1,591,604	3,160,705	3,721,600	5,281,423
Operating income	1,018,905	424,004	1,608,171	1,585,603

Interest expense	323,165	338,839	1,249,454	673,030
Income before income taxes	695,740	85,165	358,717	912,573
Income tax expense (benefit)	-	-	(81,983)	-
Net income	$695,740	$85,165	$440,700	$912,573

Earnings per share – basic:
Net income before income tax	$.03	$.00	$.02	$.04
Net income	$.03	$.00	$.02	$.04
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income before income tax	$.03	$.00	$.02	$.04
Net income	$.03	$.00	$.02	$.04
Weighted average number of common shares outstanding	23,465,512	23,465,512	23,465,512	23,465,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Six Months Ended June 30, 2021:

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Net income for six months ended June 30, 2021			912,573	912,573

Amortization of value of employee stock options		12,737		12,737

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Three Months Ended June 30, 2021:

Balance at March 31, 2021	22,215,512	$24,769,816	$(21,579,061)	$3,190,755

Amortization of value of employee stock options		6,368		6,368

Net income for three months ended June 30, 2021			85,165	85,165

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Six Months Ended June 30, 2020:

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

Net income for six months ended June 30, 2020			440,700	440,700

Unamortized loan origination cost attributable to the 500,000 notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of employee stock options		10,624		10,624

Balance at June 30, 2020	22,215,512	$24,752,535	$(15,583,823)	$8,168,712

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Three Months Ended June 30, 2020:

Balance at March 31, 2020	22,215,512	$24,747,223	$(17,279,563)	$7,467,660

Amortization of value of employee stock options		5,312		5,312

Net income for three months ended June 30, 2020			695,740	695,740

Balance at June 30, 2020	22,215,512	$24,752,535	$(16,587,823)	$8,168,712

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2021
OPERATING ACTIVITIES
Net income	$440,700	$912,573
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,045,934	545,110
Amortization of lease costs in excess of cash paid	26,153	18,605
Deferred income taxes	(81,983)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(63,563)	(126,827)
Inventories	28,237	(17,106)
Prepaid expenses	(1,728)	(70,174)
Other assets	(357,634)	(31,726)
Increase (decrease) in:
Accounts payable and accrued expenses	(333,884)	(344,391)
NET CASH PROVIDED BY OPERATING ACTIVITIES	702,232	886,064

INVESTING ACTIVITIES
Purchase of property and equipment	(738,304)	(63,750)
NET CASH USED IN INVESTING ACTIVITIES	(738,304)	(63,750)

FINANCING ACTIVITIES
Payment of principal on bank loans	(4,379,013)	-
Payment of principal on convertible notes	(1,275,000)	-
Proceeds of new loan - Corbel	7,049,387	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,395,374	-

Increase in cash	1,359,302	822,314
Cash at beginning of period	218,132	1,194,363
Cash at end of period	$1,577,434	$2,016,677

Supplemental schedule of investing and financing activities

Cash paid for interest	$450,646	$446,801

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic, the governmental response and the PPP funding.

Note 2 – Royalties and fees included initial franchise fees of $97,000 for the three-month period ended June 30, 2021, and $42,500 for the three-month period ended June 30, 2020. Royalties and fees included equipment commissions of $13,300 for the three-month period ended June 30, 2021, and $6,700 for the three-month period ended June 30, 2020. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.2 million for the three-month period ended June 30, 2021, and $1.1 million for the three-month period ended June 30, 2020. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The effect on comparable periods within the financial statements by recording franchise fees and cost of opening the units as deferred contract costs and deferred contract income is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and deferred costs were both $829,000 on June 30, 2021.

At December 31, 2020 and June 30, 2021, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheets as of December 31, 2020 and June 30, 2021, will be collected. In 2020, in light of the additional uncertainty created as a result of the COVID 19 pandemic, the Company decided to create a reserve for uncollectibility on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

There were 3,064 franchises/licenses in operation on December 31, 2020 and the same number of franchises/licenses were in operation on June 30, 2021. During the six-month period ended June 30, 2021 there were 15 new outlets opened and 15 outlets closed. In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them. Therefore, it is unknown how many of the 2,404 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2021:

	Three Months Ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$85,165	22,215,512	$.00
Effect of dilutive securities
Convertible notes	15,625	1,250,000	-
Diluted earnings per share
Net income	$100,790	23,465,510	$.00

	Six Months Ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$912,573	22,215,512	$.04
Effect of dilutive securities
Convertible notes	31,250	1,250,000	-
Diluted earnings per share
Net income	$943,823	23,465,512	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2020:

	Three Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$695,740	22,215,512	$.03
Effect of dilutive securities
Convertible notes	15,625	1,250,000	-
Diluted earnings per share
Net income	$711,365	23,465,512	$.03

	Six Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$440,700	22,215,512	$.02
Effect of dilutive securities
Convertible notes	31,250	1,250,000	-
Diluted earnings per share
Net income	$471,950	23,465,512	$.02

Note 4 - On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes (as defined in the applicable loan agreement), at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the "Governor"), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company's Pizza Valet system and third-party delivery providers.On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars were allowed to open up to 50% of capacity, and on July 4, 2020 restaurants and bars were allowed to resume at 100% capacity. The Governor delayed the increase in capacity for a portion of the third quarter of 2020. Ultimately the Governor issued another order to allow 100% capacity for restaurants and bars but required certain social distancing rules which effectively limit capacity to much less than 100%. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company's business.

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

In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectibility on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. On February 19, 2021, the Company received formal notice from the Small Business Administration ("SBA") that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT. On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. Because the 2020 PPP loan was applied against relevant expenses in the second quarter of 2020 and the 2021 PPP loan was applied against relevant expenses in the first quarter of 2021, the results of operations by quarter in 2020 and 2021 are of limited comparability. The comparison of results for the six-month periods ended June 30, 2020 and 2021 should still be valid.

Note 5 - The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC. On July23, 2021, the Company signed a 10-year lease for an additional Craft Pizza & Pub location in the north-central Indianapolis area. On July 27, 2021, the Company signed a 10-year lease for an additional Craft Pizza & Pub location in Franklin, Indiana. There were no other subsequent events that required recognition or disclosure beyond what is disclosed in this report.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of six more Company-operated locations in 2017, 2018 and 2020 with two additional locations now under development. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

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

Additional enhancements include a glass enclosed “Dough Room” where Noble Roman’s Dough Masters hand make all pizza and breadstick dough from scratch in customer view. Also in the dining room is a “Dust & Drizzle Station” where guests can customize their pizzas after they are baked with a variety of toppings and drizzles, such as rosemary-infused olive oil, honey and Italian spices. Kids and adults enjoy Noble Roman’s self-serve root beer tap, which is also part of a special menu for customers 12 and younger. Throughout the dining room and the bar area there are many giant screen television monitors for sports and the nostalgic black and white shorts historically featured in Noble Roman’s.

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

Noble Roman’s Pizza For Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other business or activity that had existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities. These locations utilize the two pizza styles the Company started with, along with its great tasting, high quality ingredients and menu extensions.

The hallmark of Noble Roman’s Pizza for non-traditional locations is “Superior quality that our customers can taste.” Every ingredient and process has been designed with a view to produce superior results.

•

A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.

•	Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.

•	100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.

•	100% real meat toppings, with no additives or extenders, a distinction compared to many pizza concepts.

•	Vegetable and mushroom toppings are sliced and delivered fresh, never canned.

•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.

•

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

The initial franchise fees are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000	(1)

____________

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2020		2021		2020		2021
Revenue	$1,406,865	100%	$2,264,739	100%	$2,499,813	100%	$4,373,436	100%
Cost of sales	279,037	19.8	472,307	20.9	514,629	20.6	910,318	20.8
Salaries and wages	36,781	2.6	642,302	28.4	355,305	14.2	871,251	19.9
Facility cost including rent, common area and utilities	185,576	13.2	340,368	15.0	388,356	15.5	454,752	10.4
Packaging	45,126	3.2	57,702	2.5	75,379	3.0	114,399	2.6
Delivery fees	73,131	5.2	91,972	4.1	108,330	4.3	186,217	4.3
All other operating expenses	184,689	11.0	331,093	14.6	334,370	13.4	627,701	14.4
Total expenses	804,340	57.2	1,935,744	85.5	1,776,369	71.1	3,164,638	72.4
Margin contribution	$602,525	42.8%	$328,995	14.5%	$723,444	28.9%	$1,208,798	27.6%

Margin contribution from this venue was decreased $8,594 for the six-month period ended June 30, 2021 due to non-cash expense related to the adoption of Accounting Standards Update 2016-02 accounting for lease which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising activities and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2020		2021		2020		2021
Royalties and fees franchising	$914,831	84.1%	$1,046,037	87.2%	$2,192,932	85.8%	$1,936,091	85.9%
Royalties and fees grocery	173,513	15.9	153,223	12.8	362,791	14.2	317,129	14.1
Total royalties and fees revenue	1,088,344	100.0	1,199,260	100.0	2,555,723	100.0	2,253,220	100.0
Salaries and wages	19,147	1.8	208,305	17.4	215,196	8.4	296,551	13.2
Trade show expense	105,000	9.6	84,000	7.0	210,000	8.2	189,000	8.4
Insurance	37,551	3.5	89,408	7.5	123,977	4.9	151,806	6.7
Travel and auto	18,322	1.7	21,914	1.8	46,770	1.9	38,284	1.7
All other operating expenses	87,608	8.0	78,682	6.6	162,041	6.3	146,033	6.5
Total expenses	267,628	24.6	482,309	40.2	757,984	29.7	821,674	36.5
Margin contribution	$820,716	75.4%	$716,951	59.8%	$1,797,739	70.3%	$1,431,546	63.5%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended June 30,				Six Months ended June 30,
Description	2020		2021		2020		2021
Revenue	$111,433	100%	$117,197	100%	$266,117	100%	$233,301	100%
Cost of sales	44,786	40.2	42,328	36.1	104,348	39.2	86,357	37.0
Salaries and wages	4,118	3.7	48,301	41.2	60,374	22.7	65,682	28.2
Rent	10,707	9.6	11,542	9.8	25,417	9.6	22,858	9.8
Packaging	3,163	2.8	3,572	3.0	7,333	2.8	6,842	2.9
All other operating expenses	14,209	12.8	12,916	11.0	31,754	11.9	26,074	11.2
Total expenses	76,983	69.1	118,659	101.2	229,226	86.1	207,813	89.1
Margin contribution	$34,450	30.9%	$(1,462)	(1.2)%	$36,891	13.9%	$25,488	10.9

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $1.41 million to $2.26 million and from $2.50 million to $4.37 million for the respective three-month and six-month periods ended June 30, 2021, compared to the corresponding periods in 2020. Revenue was increased by opening an additional Craft Pizza & Pub restaurants in March, October and November 2020, respectively, but that increase was partially offset by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but allowed carry-out and delivery. Most but not all, of the inside dining revenue that was lost from the closure of the dining rooms was made up through our Pizza Valet service and outside delivery service.

Cost of sales increased to 20.9% and 20.8% from 19.8% and 20.6%, respectively, for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. This increase was the result of commodity price increases partially offset by efficiency gain as the restaurants matured.

Salaries and wages were 28.4% and 19.9% compared to 2.6% and 14.2% for the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The primary reason for the fluctuation was the PPP loan/grant was used in part to reimburse the Company for payroll costs in the second quarter of 2020 in the amount of $330,032 for retaining employees and the second PPP loan/grant was used in part to reimburse the Company for payroll costs during the first quarter of 2021 in the amount of $370,832 for retaining employees. In addition, efficiency improved in 2021 compared to 2020 as the newer restaurants matured and was partially the result of all the dining rooms being closed by order of the Governor on March 16, 2020.

Gross margin contribution was 14.5% and 27.6% compared to 42.8% and 28.9% for the three-month and six-month periods, respectfully, compared to the corresponding periods last year. This fluctuation is largely the result of the PPP loan/grant offsetting salaries and wages and, to a lesser extent, reduction in other costs during the second quarter of 2020 while the second PPP loan offset salaries and wages and, to a lesser extent, reduction in other costs during the first quarter in 2021. Overall expenses for this venue increased from 71.1% to 72.4% for the six-month period in 2021 compared to 2020. Cost of sales increased to 20.8% from 20.6%, and facility cost decreased to 10.4% from 15.5% for the six-month period in 2021 compared to the corresponding period last year.

Franchising

Total revenue from franchising activities increased from $1.1 million to $1.2 million and decreased from $2.56 million to $2.25 million in the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. Royalties and fees from franchising increased from $915,000 to $1.05 million and decreased from $2.19 million to $1.94 million for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. These changes reflected a growth in royalties and fees for franchising in the most recent quarter and a continuation of gradual decreases in the fees from grocery store take-n-bake, which decreased to $153,000 from $173,000 and to $317,000 from $363,000 for the three-month and six-month periods, respectively, compared to the corresponding periods in 2020.

The increase in fees from franchising during the second quarter of 2021 reflected a slow improvement from the significant impact of the pandemic which caused several of the locations to be temporarily closed during 2020 and the first quarter of 2021. The decreases in grocery store take-n-bake were a result of the Company’s focus away from grocery stores to franchising because of the strong economic conditions prior to the COVID-19 pandemic and due to the pandemic creating increased demand on grocery stores with minimal staff which limited their resources available to assemble pizzas for take-n-bake.

Salaries and wages, trade show expense, insurance and other operating costs increased from 1.8% to 17.4% and from 8.4% to 13.2% for the three-month and six-month periods, respectively, compared to the corresponding periods in 2020. These fluctuations significantly relate to the first PPP loan/grant occurring in the second quarter of 2020 and the second PPP loan/grant occurring in the first quarter of 2021 which partially reimbursed the Company for its payroll costs during those periods.

Margin decreased from 75.4% to 59.8% and from 70.3% to 63.5% for the three-month and six-month periods, respectively, compared to the corresponding periods in 2020. These fluctuations were largely the result of the first PPP loan/grant occurring in the second quarter of 2020 and the second PPP loan/grant occurring in the first quarter of 2021. This grant money reduced several of the qualifying expenses during those respective quarters. Secondarily, the decrease in the six-month margin from 70.3% to 63.5% was primarily the result of the franchising volume being down due to the pandemic in certain states worse than other states.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $111,000 to $117,000 and decreased from $266,000 to $233,000 for the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The primary reason for the increase for the most recent three months was the withdrawal of some of the restrictions placed on hospital locations and the reason for the decrease in the six-month period was a result of the COVID-19 pandemic whereby hospitals were restricted from having outside visitors and staff inside the hospital was restricted from going from one area of the hospital to another. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses increased from $77,000 to $119,000 and decreased from $229,000 to $208,000 for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The primary reason for the increase in the three-month period was $47,000 reimbursed expenses from the first PPP loan/grant in the second quarter of 2020, while a decrease in the six-month period was due to the second PPP loan/grant in the first quarter of 2021 reimbursing the Company for $29,000 of its expenses in the first quarter of 2021.

Depreciation and amortization increased from $98,279 to $142,133 and from $164,226 to $306,849 for three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. Depreciation increased as a result of opening additional restaurants in March, October and November 2020, in addition to expensing certain preopening costs in the amount of $117,991.

General and administrative expenses increased from $344,000 to $482,000 and decreased from $794,000 to $780,000 for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The reason for the fluctuation was a partial reimbursement of certain qualifying expenses through the first PPP loan/grant in the second quarter of 2020 and a partial reimbursement of certain qualifying expenses through the second PPP loan/grant in the first quarter of 2021.

Operating income decreased from $1.02 million to $424,000 and $1.61 million to $1.59 million for the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The reason for the fluctuation was the Company received its first PPP loan/grant of $715,000 in the second quarter of 2020 and received a second PPP loan/grant in the amount of $940,000 in the first quarter of 2021.

Interest expense increased from $323,000 to $339,000 and decreased from $1.25 million to $673,000 for the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The primary reason for the decrease in the six-month period of 2021 compared to 2020 was a result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for the former bank loan that the Company refinanced and the private placement sub-debt, which in the aggregate was $658,000. Interest increased in both the three-month and six-month periods because of the non-cash PIK interest expense which adds to the principal amount of the Corbel loan outstanding.

Net income before income tax decreased from $696,000 to $85,000 and increased from $359,000 to $913,000 for the respective three-month and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020. The primary reason for the fluctuation was the Company’s receipt of a reimbursement of certain expenses during the second quarter of 2020 from the first PPP loan/grant and reimbursement of certain expenses during the first quarter of 2021 from the second PPP loan/grant. In addition, the Company-operated Craft Pizza & Pub locations generated improved profit contributions as a result of opening additional restaurants in March, October and November 2020, which was partially offset by lower margins from franchising due to the restrictions created by the pandemic in various parts of the country.

Income tax for all periods was not material since the partial reimbursement of certain expenses in both years by the two PPP loans/grants is non-taxable.

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

The Company’s current ratio was 4.7-to-1 as of June 30, 2021 compared to 2.6-to-1 as of December 31, 2020. The current ratio was improved significantly with the PPP grant in February 2021.

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

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. On February 19, 2021, the Company received formal notice from the SBA that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT which the Company had already treated as a grant because forgiveness was probable.

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company used the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will also be forgiven and, therefore, accounted for it as a government grant. In accordance with the Company's accounting policies, those proceeds were used to offset certain expenses during the quarter ended March 31, 2021.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, the availability of hourly and management labor to adequately staff Company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2021, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.4 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $86,000 over the succeeding 12-month period.

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

__________

*Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: August 11, 2021	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and
Principal Financial Officer)

