Form 10-Q
period 2021-09-30
NOBLE ROMANS INC
filed 2021-11-12
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2021

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

As of November 6, 2021, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2020 and 2021 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended September 30, 2021 and 2020 and nine-month periods ended September 30, 2021 and 2020 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2021 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash	$1,194,363	$1,789,270
Accounts receivable - net	879,502	930,955
Inventories	890,556	919,168
Prepaid expenses	395,918	371,848
Total current assets	3,360,339	4,011,241

Property and equipment:
Equipment	3,708,689	3,905,644
Leasehold improvements	2,319,445	2,478,385
Construction and equipment in progress	510,225	530,430
	6,538,359	6,914,459
Less accumulated depreciation and amortization	1,989,209	2,272,498
Net property and equipment	4,549,150	4,641,961
Deferred tax asset	3,104,904	3,104,904
Deferred contract cost	834,018	826,258
Goodwill	278,466	278,466
Operating lease right of use assets	6,088,101	5,667,679
Other assets including long-term portion of receivables - net	201,962	281,878
Total assets	$18,416,940	$18,812,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$878,099	$482,585
Current portion of operating lease liability	412,005	393,473
Total current liabilities	1,290,104	876,058

Long-term obligations:
Term loan payable to Corbel	7,468,709	7,789,992
Warrant value	29,037	29,037
Convertible notes payable	574,479	591,167
Operating lease liabilities - net of short-term portion	5,863,615	5,488,876
Deferred contract income	834,018	826,258
Total long-term liabilities	14,769,858	14,725,330

Stockholders’ equity:
Common stock – no par value (40,000,000shares authorized, 22,215,512 issued and outstanding as of December 31, 2020 and as of September 30, 2021)	24,763,447	24,784,310
Accumulated deficit	(22,406,469)	(21,573,311)
Total stockholders’ equity	2,356,978	3,210,999
Total liabilities and stockholders’ equity	$18,416,940	$18,812,387

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue:
Restaurant revenue - company-owned restaurants	$1,583,251	$2,122,352	$4,083,064	$6,495,788
Restaurant revenue - company-owned non-traditional	99,255	120,316	365,372	353,617
Franchising revenue	1,252,503	1,177,776	3,808,226	3,430,995
Administrative fees and other	3,073	3,734	11,191	10,803
Total revenue	2,938,082	3,424,178	8,267,853	10,291,203

Operating expenses:
Restaurant expenses - company-owned restaurants	1,376,754	1,893,721	3,153,123	5,058,358
Restaurant expenses - company-owned non-traditional	108,935	126,765	338,161	334,579
Franchising expenses	482,394	491,798	1,240,379	1,313,472
Total operating expenses	1,968,083	2,512,284	4,731,662	6,706,409

Depreciation and amortization	98,279	142,133	262,505	448,892
General and administrative expenses	460,392	505,992	1,254,186	1,286,530
Total expenses	2,526,753	3,160,409	6,248,353	8,441,831
Operating income	411,329	263,769	2,019,500	1,849,372

Interest expense	327,831	343,184	1,577,285	1,016,214
Income (loss) before income taxes	83,498	(79,415)	442,215	833,158
Income tax expense (benefit)	-	-	(81,983)	-
Net income (loss)	$83,498	(79,415)	$524,198	$833,158

Earnings per share – basic:
Net income (loss) before income tax	$.00	$.00	$.02	$.04
Net income (loss)	$.00	$.00	$.02	$.04
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income (loss) before income tax	$.00	$.00	$.02	$.04
Net income (loss)	$.00	$.00	$.03	$.04
Weighted average number of common shares outstanding	23,765,512	23,522,028	23,765,512	23,522,028

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited)

Nine Months Ended

September 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Net income for nine months ended September 30, 2021			833,158	833,158

Amortization of value of employee stock options		20,863		20,863
Balance at September 30, 2021	22,215,512	$24,784,310	$(21,573,311)	$3,210,999

Three Months Ended

September 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

Amortization of value of employee stock options		8,126		8,126

Net loss for three months ended September 30, 2021			(79,415)	(79,415)

Balance at September 30, 2021	22,215,512	$24,784,310	$(21,573,311)	$3,210,999

See accompanying notes to condensed consolidated financial statements (unaudited

Nine Months Ended

September 30, 2020:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788

Net income for nine months ended September 30, 2020			524,198	524,198

Unamortized loan origination cost attributable to the $500,000 in aggregate principal amount of notes converted to 1,000,000 shares		(116,400)		(116,400)

Amortization of value of employee stock options		15,168		15,168

Balance at September 30, 2020	22,215,512	$24,757,079	$(16,500,325)	$8,256,754

Three Months Ended

September 30, 2020:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2020	22,215,512	$24,752,535	$(16,583,823)	$8,168,712

Amortization of value of employee stock options		4,544		4,544

Net income for three months ended September 30, 2020			83,498	83,498

Balance at September 30, 2020	22,215,512	$24,757,079	$(16,500,325)	$8,256.754

See accompanying notes to condensed consolidated financial statements (unaudited

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2021
OPERATING ACTIVITIES
Net income	$524,198	$833,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231,498	807,816
Amortization of lease cost in excess of cash paid	35,794	27,151
Deferred income taxes	(81,983)	-
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(211,519)	(51,452)
Inventories	17,780	(28,612)
Prepaid expenses	86,296	24,068
Other assets including long-term portion of receivables	(424,602)	(55,299)
(Decrease) in:
Accounts payable and accrued expenses	(186,428)	(395,514)
NET CASH PROVIDED BY OPERATING ACTIVITIES	991,034	1,161,316

INVESTING ACTIVITIES
Purchase of property and equipment	(953,028)	(566,409)
NET CASH (USED) IN INVESTING ACTIVITIES	(953,028)	(566,409)

FINANCING ACTIVITIES
Payment of principal on convertible notes	(1,275,000)	-
Proceeds of new loan - Corbel	7,042,958	-
Payment of principal - First Financial Bank	(4,379,024)	-
NET CASH (USED) BY FINANCING ACTIVITIES	1,388,934	-

Increase in cash	1,426,940	594,907
Cash at beginning of period	218,132	1,194,363
Cash at end of period	$1,645,072	$1,789,270

Supplemental schedule of investing and financing activities
Cash paid for interest	$634,548	$675,466

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

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic, the governmental response and the PPP funding.

Note 2 – Royalties and fees included initial franchise fees of $24,000 for the three-month period ended September 30, 2021, and $42,500 for the three-month period ended September 30, 2020. Royalties and fees included equipment commissions of $2,221 for the three-month period ended September 30, 2021, and $6,674 for the three-month period ended September 30, 2020. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.2 million for the three-month period ended September 30, 2021, and $1.3 million for the three-month period ended September 30, 2020. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $3.4 million for the nine-month period ended September 30, 2021 and $3.8 million for the comparable period in 2020. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and deferred costs were both $826,000 on September 30, 2021.

At December 31, 2020 and September 30, 2021, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheet as of September 30, 2021, will be collected.  In 2020, in light of the additional uncertainty created as a result of the COVID 19 pandemic, the Company created an allowance for uncollectability on all long-term franchisee receivables.  The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

There were 3,064 franchises/licenses in operation on December 31, 2020 and the same number of franchises/licenses were in operation on September 30, 2021.  During the nine-month period ended September 30, 2021 there were 21 new outlets opened and 17 outlets closed.  In the ordinary course, grocery stores from time to time add the Company’s licensed products, remove them and may subsequently re-offer them.  Therefore, it is unknown how many of the 2,404 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2021:

	Three Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(79,415)	22,215,512	$.00
Effect of dilutive securities
Stock dilution	-	56,516
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net loss	$(63,790)	23,522,028	$.00

	Nine Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$833,158	22,215,512	$.04
Effect of dilutive securities
Stock dilution	-	56,516
Convertible notes	46,875	1,250,000
Diluted earnings per share
Net income	$880,033	23,522,028	$.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2020:

	Three Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$83,498	22,215,512	$.00
Effect of dilutive securities
Convertible notes	15,625	1,550,000
Diluted earnings per share
Net loss	$99,123	23,765,512	$.00

	Nine Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$524,198	22,215,512	$.02
Effect of dilutive securities
Convertible notes	85,479	1,550,000
Diluted earnings per share
Net income	$609,677	23,765,512	$.03

Note 4 -On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

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

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes (as defined in the applicable loan agreement), at the Company’s discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Note 5 – The Company evaluated subsequent events through the date the financials statements were issued and filed with SEC. On October 9, 2021 the Company opened an additional Craft Pizza & Pub location in the north-central Indianapolis area. There were no other subsequent events that required recognition or disclosure beyond what is disclosed in this report.

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of coronavirus emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic resulted in significant, economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially during the three-months ended September 30, 2021. All Company-owned Craft Pizza & Pub restaurants are located in the State of Indiana. On March 16, 2020, by order of the Governor of the State of Indiana (the “Governor”), all restaurants within Indiana were ordered to close for inside dining. Due to the order, all Craft Pizza & Pub restaurants were open for carry-out only through April 30, 2020, primarily through the Company’s Pizza Valet system and third-party delivery providers. On May 1, 2020, the Governor issued another order allowing restaurants to be open for inside dining for up to 50% of capacity as of May 11, 2020, and on June 14, 2020 up to 75% of capacity, plus bars were allowed to open up to 50% of capacity, and on July 4, 2020 restaurants and bars were allowed to resume at 100% capacity. The Governor delayed the increase in capacity for a portion of the third quarter of 2020. Ultimately the Governor issued another order to allow 100% capacity for restaurants and bars but required certain social distancing rules which effectively limit capacity to much less than 100%. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company’s business.

Many other states and municipalities in the United States also temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which negatively affected our franchised operations. Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sale of franchises. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both the Company's Craft Pizza & Pub and non-traditional venues.

In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company created an allowance for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

On April 25, 2020, the Company received a loan of $715,000 under the PPP.  In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and  presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT.  On February 19, 2021, the Company received formal notice from the Small Business Administration ("SBA") that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT.  On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. In accordance with the applicable accounting policy adopted the Company accounted for the loan as a government grant and  presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. Because the 2020 PPP loan was applied against relevant expenses in the second quarter of 2020 and the 2021 PPP loan was applied against relevant expenses in the first quarter of 2021, the results of operations by quarter in 2020 and 2021 are of limited comparability.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of seven more Company-operated locations in 2017, 2018, 2020 and 2021, with two additional locations now under development. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations. The franchisee opened the first franchised Craft Pizza &Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald’s, opened a Craft Pizza & Pub in Evansville, Indiana.

As discussed above under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business in the past year.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub utilizes many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date systems and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original specialty pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, which have been offered in its locations since 1972.

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

The Company designed its curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience.  With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets.  Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle.  For those who choose to pay after they arrive, pizza valets can take credit card payments on their mobile payment devices right at the customer's vehicle.  With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes.

Noble Roman’s Pizza For Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other business or activity that has existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities. These locations utilize the two pizza styles the Company started with, along with its great tasting, high quality ingredients and menu extensions.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate-level overhead.  To accomplish this the Company will continue developing, owning and operating Craft Pizza & Pub locations and franchising to qualified franchisees.  At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers.

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

The Company’s proprietary ingredients are manufactured pursuant to the Company’s specifications, recipes or formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved distributors at prices negotiated between the Company and the manufacturer.

The Company utilizes distributors it has strategically identified across the United States. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries.

Business Operations

Distribution

The Company’s proprietary ingredients are manufactured pursuant to the Company’s specifications, recipes or specifications by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved third-party distributors at prices negotiated between the Company and the manufacturer.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
	2020		2021		2020		2021
Description
Revenue	$1,583,251	100%	$2,122,352	100%	$4,083,064	100%	$6,495,788	100%
Cost of sales	356,683	22.5	444,831	21.0	871,312	21.3	1,355,148	20.9
Salaries and wages	416,490	26.3	618,729	29.2	771,795	18.9	1,489,980	22.9
Facility cost including rent, common area and utilities	269,369	17.0	353,382	16.7	657,725	16.1	808,134	12.4
Packaging	42,096	2.7	69,792	3.3	117,474	2.9	184,191	2.8
Third-party delivery fees	71,036	4.5	97,998	4.6	179,367	4.4	284,215	4.4
All other operating expenses	221,080	14.0	308,989	14.6	555,449	13.6	936,690	14.4
Total expenses	1,376,753	87.0	1,893,721	89.4	3,153,122	77.2	5,058,358	77.8
Margin contribution	$206,498	13.0%	$228,631	10.6%	$929,942	22.8%	$1,437,430	22.2%

Margin contribution from this venue for the nine-month period ended September 30, 2021 was decreased $27,151 for non-cash expense related to the adoption of ASU 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
	2020		2021		2020		2021
Description
Royalties and fees franchising	$1,063,864	84.9%	$1,019,883	86.6%	$3,256,796	85.5%	$2,955,974	86.1%
Royalties and fees grocery	188,639	15.1	157,893	13.4	551,430	14.5	475,021	13.9
Total royalties and fees	1,252,503	100.0	1,177,776	100.0	3,808,226	100.0	3,430,995	100.0
Salaries and wages	205,127	16.4	207,046	17.6	420,322	11.1	503,596	14.7
Trade show expense	105,000	8.4	105,000	8.9	315,000	8.3	294,000	8.6
Travel and auto	21,720	1.7	13,539	1.1	69,975	1.8	51,823	1.5
All other operating expenses	150,548	12.0	166,213	14.2	435,081	11.4	464,053	13.5
Total expenses	482,395	38.5	491,798	41.8	1,240,379	32.6	1,313,472	38.3
Margin contribution	$770,108	61.5%	$685,978	58.2%	$2,567,847	67.4%	$2,117,523	61.7%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended September 30,				Nine Months ended September 30,
	2020		2021		2020		2021
Description
Revenue	$99,255	100%	$120,316	100%	$365,372	100%	$353,617	100%
Total expenses	108,935	109.8	126,765	105.4	338,161	92.6	334,579	94.6
Margin contribution	$(9,679)	(9.8)%	$(6,449)	(5.4)%	$27,211	7.4%	$19,038	5.4%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue grew from $1.6 million to $2.1 million (a 34.0% increase from last year) and from $4.1 million to $6.5 million (a 59.1% increase from last year) for the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020.  Revenue was increased by opening an additional Craft Pizza & Pub restaurant in March 2020, October 2020 and December 2020, but that increase was partially offset by the Governor of the State of Indiana issuing an order on March 16, 2020 in response to the COVID-19 pandemic closing all dining rooms for inside dining for an indefinite period of time but which allowed carry-out and delivery.  Most but not all, of the inside dining revenue that was lost from the closure of the dining rooms was made up through Pizza Valet service over time and outside delivery service.  The Governor has now modified his order to allow restaurants and bars to operate at 100% capacity, although the order originally contained distance restrictions which effectively require the restaurants to operate between 50% and 75% capacity depending on each location.

Cost of sales decreased from 22.5% to 21.0% and from 21.3% to 20.9%, respectively, for the three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020.  This decrease in cost was the result of a modest menu price increase taken at the end of July 2021 offset by fluctuating prices of various ingredients due to temporary shortages of different products as a result of the COVID-19 pandemic and the relative lower level of experience of hourly employees due to hiring from the recent labor shortage.

Salaries and wages increased from 26.3% to 29.2% and from 18.9% to 22.9% for the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020.  The primary reason for the increase was the shortage of hourly and salaried labor, an increase in the competitive price of labor, additional training expense due to recent hires resulting from the shortage of labor, and more overtime hours as a result of the shortage of labor

Packaging cost increased from 2.7% to 3.3% and decreased from 2.9% to 2.8% for the three-month and nine-month periods ended September 30, 2021 compared the corresponding periods in 2020. The increase in the three-month period was the result of higher packaging cost from the manufacturer which was offset in the nine-month period by more inside dining due to the reopening of the dining rooms.

All other operating expenses increased from 35.5% to 35.9% and decreased from 34.1% to 31.2% for the three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. The primary reason for the decrease was the result of facility costs decrease in the newer CPP locations combined with higher sales volume in those locations.

Gross margin contribution decreased from 13.0% to 10.6% and from 22.8% to 22.2% for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. This decrease was primarily the result of increased salaries and wages, as explained above, mostly offset by lower facility costs as explained above. Overall expenses for this venue increased from 87.0% to 89.2% and from 77.2% to 77.9% for the three-month and nine-month periods in 2021, respectively, compared to the corresponding periods in 2020. Facility cost decreased from 17.0% to 16.7% and from 16.1% to 12.4% for the three-month and nine-month periods in 2021, respectively, compared to the corresponding periods in 2020. The facility costs as a percentage of sales decreased because of the higher sales volume and lower cost lease for the most recent openings.

Franchising

Total revenue from this venue decreased from $1.3 million to $1.2 million and $3.8 million to $3.4 million in the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. The decrease in revenue in this venue is directly tied to the effects of COVID-19 pandemic across the country. Several of the non-traditional locations were temporarily closed as part of the pandemic and the government response. It is still unknown how many of those locations will be able to reopen in the future.

The decreases in fees from franchising were the result of the pandemic which caused several of the locations to be temporarily closed.  The decreases in grocery store take-n-bake were a result of the Company’s focus away from grocery stores for take-n-bake to franchising because of the strong economic conditions prior to the COVID-19 pandemic and due to the pandemic creating rushes on grocery stores with minimal staff which did not have sufficient resources to maintain the assembly of pizzas for take-n-bake during the crisis.

Salaries and wages increased from 16.4% to 17.6% and from 11.1% to 14.7% in the three-months and nine-months ended September 30, 2021 compared to the corresponding periods in 2020. The reason for this increase was the revenue decline as discussed in the paragraph above.

Trade show expense, insurance and other operating costs increased from $277,000 to $285,000 for the three-month period ended September 30, 2021 and decreased from $820,000 to $810,000 for the nine-month period ended September 30, 2021 compared to the corresponding periods in 2020. However because of the decrease in total revenue from this venue as a result of the COVID-19 pandemic, the total cost as a percentage of revenue increased from 38.5% to 41.8% and from 32.6% to 38.3% for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020.

Gross margin, as described in the paragraph above, decreased from 61.5% to 58.2% and from 67.4% to 61.7% for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. As described above, the margins are lower primarily because of the decreased revenue resulting from temporary closures and reduced traffic directly resulting from the pandemic.

Company-Owned Non-Traditional Location

Gross revenue from this single-unit venue increased from $99,000 to $120,000 and decreased from $365,000 to $354,000 for the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. This venue consists of one location in a hospital. Access to the hospital has been severely limited and travel within sections of the hospital are prohibited because of the potential spread of COVID-19. The revenue increased in the three-month period ended September 30, 2021 as a result of the hospital easing restrictions somewhat on the movement of people within the hospital. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses increased from $109,000 to $127,000 and decreased from $338,000 to $336,000 for the three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020.

Depreciation and amortization increased from $98,000 to $142,000 and from $263,000 to $449,000 for three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. Depreciation increased as a result of the opening of additional locations in March 2020, October 2020 and December 2020.

General and administrative expenses increased from $460,000 to $506,000 and from $1.25 million to $1.29 million for the three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. The increase in general and administrative expense was the result of the expanded Craft Pizza & Pub operation, as described above, in addition to preparing for additional openings later this year.

Interest expense increased from $328,000 to $343,000 and decreased from $1.6 million to $1.0 million for the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020. The primary reason for the increase in the three-month period was the PIK interest being accrued added to the principal amount of the Corbel loan outstanding. The reason for the decrease in the nine-month period was the result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement subordinated debt, which in the aggregate was $658,000 and partially offset by the non-cash PIK interest expense of $64,000 in the three-month period ended September 30, 2021 and $189,000 for the nine-month period ended September 30, 2021. This non-cash expense to obtain the new financing was necessary in order to reduce cash outlays for principal repayments, provide liquidity and to provide growth capital for more Craft Pizza & Pub locations.

Net income (loss) before income tax decreased from $83,000 to $(79,000) and increased from $442,000 to $833,000 for the respective three-month and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020.  The decrease in net income (loss) before income tax for the three-month period was the direct result of the COVID-19 pandemic resulting in a number of temporarily closed franchises in the non-traditional venue, the shortage of labor and higher labor costs and higher product cost, combined with higher operating costs to comply with regulatory requirements intended to restrict the spread of COVID-19.  The increase in the nine-month period was a result of opening additional CPP locations.

Income tax for all periods was not material since the partial reimbursements of certain expenses in both years by the two PPP loans/grants is non-taxable.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018, March, October and December of 2020, and October of 2021. The Company intends to open one or two more Company-owned Craft Pizza & Pub locations in 2021.

During 2018, the Company invested resources (approximately $300,000) to commence franchising of the Craft Pizza & Pub franchise. As of September 30, 2021, the Company had three Craft Pizza & Pub locations under franchise agreements which were open and one of those franchisees is exploring other locations for an additional franchise location.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 4.6-to-1 as of September 30, 2021 compared to 2.6-to-1 as of December 31, 2020. The current ratio was improved significantly with the PPP grant in February 2021.

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

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. The Company used the proceeds of this loan for qualifying expenses under the CARES ACT. The Company anticipates this loan will also be forgiven and, therefore, accounted for it as a government grant. In accordance with the Company’s accounting policies, those proceeds were used to offset certain expenses during the quarter ended March 31, 2021.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, the availability and cost of hourly and management labor to adequately staff Company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors “ contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2021, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.4 million. The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $87,000 over the succeeding 12-month period.

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

23

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

4.6

Promissory Note under the Paycheck Protection Program loan issued by Noble Roman’s, Inc. to Huntington National Bank dated February 5, 2021 filed as Exhibit 10.1 to Registrant’s current report on Form 8-K filed February 8, 2021 is incorporated herein by reference.

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

10.3

Loan Agreement dated as of September 13, 2017 by and between the Registrant and First Financial, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 19, 2017, is incorporated herein by reference.

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

NOBLE ROMAN’S, INC.

Date: November __, 2021	By:
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and
Principal Financial Officer)

