Form 10-K
period 2021-12-31
NOBLE ROMANS INC
filed 2022-03-22
CIK 709005

U.S.SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $4.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of March 1, 2022.

Documents Incorporated by Reference: None

NOBLE ROMAN’S, INC.

FORM 10-K

Year Ended December 31, 2021

PART 1

ITEM 1.  BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,”“Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.”  References in this report to the “Company” are to Noble Roman’s, Inc. and its two wholly-owned subsidiaries, RH Roanoke, Inc. and Pizzaco, Inc., unless the context requires otherwise.  RH Roanoke, Inc. operates a Company-owned non-traditional location.  Pizzaco, Inc. currently is dormant.

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021, with additional locations under consideration.  The Company-operated locations serve as the base for what it sees as a signficiant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In 2019 the Company executed an agreement with the first franchise operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at that time.  The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020.  In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub  in Evansville, Indiana.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business and its franchising strategy since the pandemic emerged during the first quarter of 2020.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which has been offered in its locations since 1972.

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

Noble Roman’s Pizza For Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other host business or activity with existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities. These locations utilize the two pizza styles the Company started with in 1972, along with its great tasting, high quality ingredients and menu extensions.

The hallmark of Noble Roman’s Pizza for non-traditional locations is “Superior quality that our customers can taste.”  Every ingredient and process has been designed with a view to produce superior results.

•	A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.

•	Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.

•	100% real cheese blended from mozzarella and Muenster, with no additives or extenders.

•	100% real meat toppings, with no soy additives or extenders, a distinction compared to many pizza concepts.

•	Vegetable and mushroom toppings are sliced and delivered fresh, never canned.

•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.

•	The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise base as well as an offering for its grocery store license venue.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  To accomplish this the Company plans to continue developing, owning and operating Craft Pizza & Pub locations and franchising that format to qualified multi-unit franchisees.  At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising that format primarily to convenience stores and entertainment centers.

The initial franchise fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000	(1)

_____________

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

Seasonality of Sales

Severe winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are designed for in-store dining and carry-out, which in turn affects Company revenue.  Sales of non-traditional franchises or licenses may be affected by weather and holiday periods.  Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year.  Product sales of the non-traditional franchises/licenses may be slower during the first quarter of the year.  Certain venues such as grocery stores are typically slower during the summer months.

Human Capital

As of March 1, 2022, the Company employed approximately 44 persons full-time and 163 persons on a part-time, hourly basis, of which 14 of the full-time employees are employed in sales and service of the franchise/license units and 30 in restaurant locations.  No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks.  Many of these, including NOBLE ROMAN’S®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE®, “Noble Roman’s Take-N-Bake Pizza,”“Noble Roman’s Craft Pizza & Pub®,” “Pizza Valet”and “Tuscano’s Italian Style Subs®,” are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments.  The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of the respective businesses. Each location, including the Company’s Craft Pizza & Pub locations, are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as thirdparties that produce and distribute products and our franchisees and licensees sell are also licensed and subject to regulation by state and local health and fire codes, and the U. S. Department of Transportation. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters.  The Company is subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on the Company’s business.

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

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of coronavirus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments have, among other things, imposed and continue to impose travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic has resulted in significant, economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

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

Many other states and municipalities in the United States have also from time to time restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which has negatively affected our franchised operations. Host facilities for our non-traditional franchises have also been adversely impacted by these developments. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both the Company’s Craft Pizza & Pub and non-traditional venues even as/if the pandemic recedes.

In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received.

On April 25, 2020, the Company received a loan of $715,000 under the Paycheck Protection Program (“PPP”).  In accordance with the applicable accounting policy adopted,  the Company accounted for the loan as a government grant and  presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the Coronavirus Aid, Relief and Securities Act (the “CARES Act”).  On February 19, 2021, the Company received formal notice from the Small Business Administration (“SBA”) that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES Act.  On February 5, 2021, the Company received an additional loan of $940,734 under the PPP.  The Company used the proceeds of this loan for qualifying expenses under the CARES Act.  The Company received formal notice that this loan was forgiven on November 19, 2021 in its entirety.

The pandemic also caused numerous supply chain issues and emergencies, which peaked in number during the fourth quarter of 2021 and the first quarter of 2022.  However the Company was able to work around all of these various emergencies without curtailing the ability of units to operate with full menus.  The scope and frequency of these emergencies required consistent time and attention from corporate staff.

The pandemic and government response also directly or indirectly created significant labor staffing issues for the Company-owned Craft Pizza & Pub restaurants as well as for the operations of franchised and licensed locations across the country.  Many hourly employees and salaried managers exited employment from time to time, became ill with COVID-19 or were isolating after exposure to COVID-19.  The Company solved these emergency staffing situations through aggressive recruiting, use of corporate staff to cover shortages and by shifting labor from one operation to another.  The scope and frequency of these emergencies required consistent time and attention from corporate staff.  Many franchisees and licensees still suffer from labor shortages, which had and, in many cases still have a negative impact on their underlying business as well as their Noble Roman’s Pizza operation.

Available Information

We make available, free of charge through our Investor Relations website (http://www.nrom.info), our latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.  The information on our website is not incorporated into this Annual Report on Form 10-K.

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

Risks Related to Economic Conditions and Events.

Current COVID-19 pandemic.

The current COVID-19 pandemic, including the governmental response to it, are having a significant adverse impact on the Company’s business, including reduced customer traffic, staffing challenges, and could lead to supply difficulties which have occurred from time to time. All of the Company’s Craft Pizza & Pub restaurants are located in the State of Indiana, the Governor of which has implemented significant restrictions on the operation of restaurants in response to the pandemic. The Company addressed these restrictions by (among other things) promoting the Company’s Pizza Valet service, for carry-out, in order to replace a portion of the lost revenue from the dining room. Other states and municipalities in the United States have also from time to time suspended the operation of dine-in restaurants in light of COVID-19, which has impacted the Company franchised operations. Moreover, host facilities for our non-traditional franchises may be adversely impacted by these developments. Additionally, viruses may be transmitted through human contact, and the risk and perceived risk of contracting viruses could cause potential customers to avoid gathering in public places (including restaurants and non-traditional venues), which could further have adverse effects on our non-traditional business or the franchisee’s ability to adequately staff the locations. If any of the Company’s employees are suspected of having been exposed to COVID-19 or other similar illnesses, the Company could be required to quarantine some or all such employees or close and disinfect impacted facilities. The Company has experienced several disruptions in supply including due to the temporary closure of certain meat processors. The Company has implemented alternative work-arounds for these disruptions but could face additional supply disruptions to a minor or major degree which could impact the Company’s ability to serve products with the impacted ingredients. The potential of such disruptions has prompted the Company-operated units to take on a larger than normal supply of certain key ingredients. Depending on the duration of the COVID-19 pandemic and any lingering economic, labor and supply chain upheaval, the Company’s ability to execute its growth plans could be adversely affected. These risks and any additional risks associated with COVID-19 or a similar outbreak may materially adversely affect the Company’s business or results of operations, and may impact the Company’s liquidity or financial condition, particularly if these risks persist for a significant amount of time. The COVID-19 pandemic has also adversely affected the Company’s franchising business due to its impact on the operations and financial condition of host facilities as well as constraints on the Company’s historical marketing efforts, including participation in trade shows.

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

While an increasing portion of its revenues are being generated by Company-owned operations, a significant portion of the Company’s revenues continues to come from royalties and other fees generated by its franchisees and licensees which are independent operators. Their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. If the franchisees underreport their sales, the Company’s revenue could be adversely affected. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Overall inflation, initiatives to increase the Federal minimum wage and a shortage of available labor could have an adverse financial effect on our franchisees/licensees or the Company by increasing labor and other cost.

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

Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. The COVID-19 pandemic has created supply chain shortages that have adversely impacted the Company’s operations. In addition, factors such as inflation, which has intensified since the beginning of 2021, market conditions for cheese, wheat, meats, paper, labor and other items may also adversely affect the franchisees and licensees and, as a result, can adversely affect the Company’s ability to add new franchised or licensed locations.

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

Each franchise and Company-owned location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, alcohol, employment and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations. Failure of the Company or its franchisees to comply with these laws and regulations could have an adverse impact on the Company, its operations, financial results or reputation. Additionally, expenses related to the compliance of these laws and regulations could have an adverse impact on the Company’s financial results.

Risks Related to the Company’s Indebtedness

Ability to service our outstanding indebtedness and the dilutive effect of our outstanding warrants.

As of March 1, 2022, the Company has approximately $9.1 million in principal amount debt obligations. Of that debt, $8.5 million is in the form of a senior secured promissory note (the “Senior Note”) and $625,000 is in the form of convertible, subordinated, unsecured promissory notes (the “Notes”), each as described below.

On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1.275 million was used to repay the portion of the Company’s outstanding subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

The Agreement contains a number of covenants with which the Company must comply, including financial covenants. The Company is currently in compliance with its obligations under the Agreement but there can be no assurance that it will continue to do so.

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

Additionally, the Company previously issued certain units (the “Units”) consisting of a Note in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at a price of $1.00 per share, no par value per share. Following the refinancing described above, $625,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants were re-priced to $0.57 per share. These Notes mature, and the associated Warrants expire, in January 2023.

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

The Company’s stock is quoted on the OTCQB, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. The Company is not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include: (1) a majority of independent directors; (2) an audit committee of independent directors; and (3) shareholder approval of certain equity compensation plans or equity issuances. As a result, stockholders do not have the same governance protection as they would for a stock traded on a national exchange.

Thinly traded stock

The market for the Common Stock is limited, meaning that an investment in the Company’s stock is less liquid than in a stock listed on a national exchange with a higher average trading volume. Because of this, attempts by one or more stockholders of the Company to sell significant amounts of stock may result in an imbalance in the market that materially decreases the trading price of the stock which could continue for an indefinite period of time. Accordingly, the traded price of the stock may not reflect the Company’s equity value. Additionally, there is no assurance that the Company’s stock will continue to be authorized for quotation by the OTCQB or any other market in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no real property. Its headquarters are located in 8,088 square feet of leased office space in Indianapolis, Indiana. The lease for this property expires in April 2029.

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028, in Carmel, Indiana which expires in June 2028, in Brownsburg, Indiana which expires February 2030, in Greenwood, Indiana which expires in October 2030, in McCordsville, Indiana which expires in February 2031, in Indianapolis, Indiana which expires in October 2031, and in Franklin, Indiana which expires in February 2032. The Company’s lender holds a security interest in the leasehold interest.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is included on the Nasdaq OTCQB and trades under the symbol “NROM.”The over-the-counter market quotations on the Nasdaq OTCQB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of March 1, 2022, there were approximately 222 holders of record of the Company’s Common Stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its Common Stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on Common Stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	4,830,167	$.64	(1)
Total	4,830,167	$.64	(1)

_____________

(1)	The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

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

ITEM 6.  RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company currently owns and operates nine Craft Pizza & Pub locations and one non-traditional location in a hospital.  Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers for inside dining and offers Pizza Valet service for a quick, easy and fun way to provide carry-out for those customers who want to dine elsewhere.These units operate under the trade name “Noble Roman’s Craft Pizza & Pub”.

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

There were 3,069 franchised/licensed or Company-owned outlets in operation on December 31, 2021 and

3,064 on December 31, 2020.  During 2021, 24 new outlets were opened and 19 outlets left the system. Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them.  Therefore, it is unknown how many grocery store licenses, out of the total count of 2,403 have left the system.

The Company, at December 31, 2020 and December 31, 2021, had deferred tax assets on its balance sheet totaling $3.1 million and $3.2 million, respectively, after reducing the carrying value in 2020 by $668,000, and adding a tax benefit in 2021 of $67,350.  Based on the Company’s review of its available tax credits and 2021 tax benefit, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

Financial Summary

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.  The Company evaluates the carrying values of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, periodically to assess whether any impairment indications are present due to (among other factors) recurring operating losses, significant adverse legal developments, competition, changes in demand for the Company’s products or changes in the business climate that affect the recovery of recorded values.  If any impairment of an individual asset is evident, a charge will be recorded to reduce the carrying value to its estimated fair value.

        Condensed Consolidated Statement of Operations Data

Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2019	2020	2021
Revenue:
Restaurant revenue – company-owned restaurants	$4,830,199	$6,209,279	$8,939,569
Restaurant revenue – company-owned non-traditional	673,647	470,846	485,595
Franchising revenue	6,162,576	4,841,229	4,444,826
Administrative fees and other	38,202	14,310	14,898
Total revenue	11,704,624	11,535,664	13,884,888

Operating expenses:
Restaurant expenses – company-owned restaurants	4,250,406	4,938,133	7,224,833
Restaurant expenses – company-owned non-traditional	626,453	447,040	466,469
Franchising expenses	2,092,001	1,736,870	1,810,363
Total operating expenses	6,968,860	7,122,043	9,501,665

Depreciation and amortization	382,793	382,368	848,913
General and administrative expenses	1,739,383	1,717,209	1,790,722
Total expenses	9,091,036	9,221,620	12,141,300
Operating income	2,613,588	2,314,044	1,743,588

Interest expense	774,565	1,914,344	1,361,625
Adjust valuation of receivables	1,300,000	4,941,718	-
Income (loss) before income taxes	539,023	(4,542,018)	381,963
Income tax expense (benefit)	917,088	839,928	(127,502)
Net income (loss)	$(378,065)	$(5,381,946)	$509,465

	Quarter Ended December 31,
	2020	2021
Revenue:
Restaurant revenue – company-owned restaurants	$2,126,214	$2,443,781
Restaurant revenue - company-owned non-traditional	105,474	131,978
Franchising revenue	1,033,103	1,013,831
Administrative fees and other	3,119	4,095
Total revenue	3,267,910	3,593,685

Operating expenses:
Restaurant expenses - company-owned restaurants	1,785,010	2,166,475
Restaurant expenses - company-owned non-traditional	108,880	131,890
Franchising expenses	496,491	496,891
Total operating expenses	2,390,381	2,795,256

Depreciation and amortization	119,863	399,931
General and administrative expenses	463,023	504,282
Total expenses	2,973,267	3,699,469
Operating income	294,643	(105,784)

Interest expense	337,059	345,410
Adjust valuation of receivables	4,941,718	-
Loss before income taxes	(4,984,134)	(451,194)
Income tax expense (benefit)	921,911	(127,502)
Net loss	$(5,906,045)	$(323,692)

(1)

In 2021, the Company incurred $36,222 in rent expense in addition to rent paid as a non-cash expense for the new lease accounting rules. In 2020, the Company reviewed its net operating loss carry-forward and concluded that $1.7 million of its net operating loss carry-forward may expire before it is all used and therefore increased its income tax expense by $400,000 to decrease its deferred tax assets for that amount. The Company believes the remaining deferred tax assets will be utilized completely.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

	Three Months ended December 31,				Year-Ended December 31,
Description	2020		2021		2020		2021
Revenue	$2,126,214	100%	$2,443,781	100%	$6,209,279	100%	$8,939,569	100%
Cost of sales	476,772	22.4	513,848	21.0	1,348,084	21.7	1,868,997	20.9
Salaries and wages	583,000	27.4	743,396	30.5	1,354,795	21.8	2,233,376	25.0
Facility cost including rent, common area and utilities	289,845	13.6	379,851	15.5	947,571	15.3	1,187,984	13.3
Packaging	58,792	2.8	87,317	3.6	176,267	2.8	271,507	3.0
All other operating expenses	376,600	17.7	442,063	18.1	1,111,416	17.9	1,662,969	18.6
Total expenses	1,785,009	84.0	2,166,475	88.7	4,938,133	79.5	7,224,833	80.8
Margin contribution	$341,205	16.0%	$277,306	11.3%	$1,271,146	20.5%	$1,714,736	19.2%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three Months ended December 31,				Year Ended December 31,
Description	2020		2021		2020		2021
Royalties and fees franchising	$845,509	81.8%	$860,192	84.8%	$4,102,304	84.7%	$3,816,164	85.8%
Royalties and fees grocery	187,494	18.2	153,639	15.2	738,925	15.3	628,662	14.2
Total royalties and fees	1,033,003	100%	1,013,831	100%	4,841,229	100%	4,444,826	100%
Salaries and wages	205,631	19.9	215,656	21.3	625,954	12.9	719,252	16.2
Trade show expense	105,000	10.2	105,000	10.4	420,000	8.7	399,000	9.0
Travel and auto	16,348	1.6	21,446	2.1	86,323	1.8	73,270	1.6
All other op. expenses	169,512	16.4	154,789	15.2	604,592	12.5	618,841	13.9
Total expenses	496,491	48.1	496,891	49.0	1,736,869	35.9	1,810,363	40.7
Margin contribution	$536,512	51.9%	$516,940	51.0%	$3,104,359	64.1%	$2,634,463	59.3%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended December 31,				Year Ended December 31,
Description	2020		2021		2020		2021
Revenue	$105,474	100%	$131,978	100%	$470,846	100%	$485,595	100%
Total expenses	108,880	103.2	131,890	99.9	447,040	94.9	466,469	96.1
Margin contribution	$(3,406)	(3.2)%	$88	.1%	$23,806	5.1%	$19,126	3.9%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.1 million to $2.4 million for the fourth quarter and grew from $6.2 million to $8.9 million for the 12 months ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  The primary reason for the increase in both the three-month period and the 12-month period were new locations which opened in October and November 2020 and October and December 2021, respectively.

Cost of sales as a percentage of revenue decreased from 22.4% to 21.0% in the fourth quarter and from 21.7% to 20.9%, respectively, for the comparable periods in 2021 compared to 2020.  The decreases were the result of menu price increases and partially offset by commodity price increases and inefficiency of new staff.

Salaries and wages as percentage of revenue increased from 27.4% to 30.5%  and from 21.8% to 25.0% for the three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  This increase was the result of worker shortages resulting in higher salaries and wages to remain competitive for employees partially offset by menu price increases.

Facility costs, including rent, common area maintenance and utilities, as a percentage of revenue increased from 13.6% to 15.5% and decreased from 15.3% to 13.3% of revenue for the respective three-month and 12-month periods ended December 31, 2021 compared to the corresponding periods in 2020.  The primary reason for the decrease in the 12-month period was the newer restaurants achieving higher sales volumes with less rent expense due in part to less square footage.

All other operating costs and expenses as a percentage of revenue increased from 17.7% to 18.1% for the three-month period ended December 31, 2021 and from 17.9% to 18.6% for the 12-month period ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  The increases were the result of general inflationary pressures.

Gross margin contribution decreased from 16.0% to 11.3% and from 20.5% to 19.2% for the respective three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  The decreases in margin were primarily the result of increase in wages and other costs due to inflationary pressures only partially offset by menu price increases.  The Company has initiated a second price increase during the second quarter of 2022 to help offset the continue cost pressures.

Franchising Revenue and Expense

Total revenue from this venue declined from $1.03 million to $1.01 million and from $4.84 million to $4.44 million for the three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  Royalties and fees from franchising increased from $846,000 to $860,000 in the fourth quarter and decreased from $4.10 million to $3.82 million for the year ended December 31, 2021 compared to the corresponding periods in 2020.  Royalties and fees from grocery store take-n-bake for the same period decreased from $187,000 to $154,000 and from $739,000 to $629,000 for the three-month and 12-month periods ended December 31, 2021 compared to the  corresponding periods in 2020.  Many of the grocery stores that previously offered take-n-bake were not offering take-n-bake at this time because of operational demands on the grocery stores and a shortage of available labor.

Gross margin in this venue decreased from 51.9% to 51.0% and from 64.1% to 59.3% for the three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  This decrease was the result of the decreases in revenue.  The decrease in revenue was largely due to closings, some of which were temporary and some permanent of various host business locations throughout the country as a result of the COVID pandemic.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $105,000 to $132,000 and from $471,000 to $486,000 for the respective three-month and 12-month periods ended December 31, 2021 compared to the corresponding periods in 2020.  This venue consists of one location in a hospital.  Access to the hospital had been very limited and movement within the hospital were prohibited because of the potential spread of COVID-19.  The Company does not intend to operate any more Company-owned non-traditional locations except for the one location that is currently being operated.

Total expenses increased from $109,000 to $132,000 and from $447,000 to $466,000 for the three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  The primary reason for the increases was increased revenue as the hospital relieving many of their restrictions on access to the hospital and on movement within the hospital, as discussed in the previous paragraph, resulting from the COVID-19 pandemic.

Corporate Expenses

Depreciation and amortization increased from $120,000 to $400,000 and from $382,000 to $849,000 for three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020. These increases were the result of more Company-owned locations of Craft Pizza & Pub restaurants combined with expensing of preopening costs totaling approximately $471,000 for new locations.

General and administrative expenses increased from $463,000 to $504,000 and from $1.72 million to $1.79 million for the three-month and 12-month periods ended December 31, 2021, respectively, compared to the corresponding periods in 2020.  The increase reflected general inflation pressures as well as the growth of the Craft Pizza & Pub venue.

Interest expense increased from $337,000 to $345,000 for the three-month period ended December 31, 2021 compared to the corresponding period in 2020, and decreased from $1.91 million to $1.36 million for the respective and 12-month period ended December 31, 2021, respectively, compared to the corresponding period in 2020.  The primary reason for the increase in the three-month period was the compounding of the PIK interest on the Senior Note.  The decrease in the 12-month period was a result of the financing that occurred in February 2020 resulting in non-cash write-offs of the unamortized original loan cost for both First Financial Bank and the private placement subordinated debt, which in the aggregate was $658,000 partially offset by the non-cash PIK interest expense of $221,000 in the period ended December 31, 2020 and $254,000 in 2021. This non-cash expense of $658,000 in 2020 was necessary to obtain the new financing in order to reduce cash outlays for principal repayments, provide liquidity and to provide growth capital for addition of Craft Pizza & Pub locations.

Impact of Inflation

The primary inflation factors affecting both Company and franchised operations are food and labor costs.  Cheese makes up the single largest ingredient cost on a pizza. Cheese prices have fluctuated substantially for the past several years. In 2015 through 2017, cheese prices averaged 3% below the 10-year average. In 2018, prices further decreased and averaged 6% below the 10-year average.  On April 15, 2020, cheese price hit a record low, since the Company started tracking it in 1999.  Since April 2020, cheese gradually increased to a record high  but declined somewhat over the latter part of 2020 but remained well above the previous ten year average causing the ten year average to shift higher. During 2021, cheese price fluctuated erratically due to the various impacts of COVID-19 modestly above and below the now higher ten year average.  At the current time in 2022, cheese prices are well above the ten year average but not near the record high.

The Company has also been impacted in recent times by inflationary pressures on other commodities, such as pork, beef, chicken and wheat.  The Company expects further significant inflationary pricing pressures to occur, at a minimum, in both the wheat and tomato markets.

Labor costs across the country generally have seen upward pressure on hourly rates as the unemployment rate decreased and competition for hourly employees increased, which intensified during the COVID-19 pandemic.  The same applies to salaried management.  The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive.  The Company has experienced similar pressure on management salaries. Future labor cost increases for non-traditional franchisees and licensees may be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts.  Mounting pressures in the labor markets,with the return of an improved economy, could be a factor in both franchised and Company operations going forward.  Should labor costs increase substantially, or if commodity prices for cheese or other ingredients rise significantly, or some combination thereof occurs, restaurants and foodservice concepts, including the Company and its franchisees, would face pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November 2017, January and June 2018, March, October and November 2020, and October and December 2021.

As of December 31, 2021, the Company had three Craft Pizza & Pub locations under franchise agreements which were open and one of those franchisees is exploring other locations for an additional franchise location.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 2.3-to-1 as of December 31, 2021 compared to 2.6-to-1 as of December 31, 2020.  Net income generated in 2021 favorable affected the current ratio.

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

On February 7, 2020, the Company entered into the Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds was used for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

On April 25, 2020, the Company received a loan of $715,000 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020. These expenses included payroll costs including payroll benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. On February 19, 2021, the Company received notice from the SBA that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT.

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP.  The Company used the proceeds of this loan for qualifying expenses under the CARES Act.  The Company  accounted for this loan as a government grant and presented in the condensed Consolidated Statement of Operations as reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021.  On November 19, 2021 the Company received notice from the SBA that the entire $940,734 loan was forgiven in accordance with the provision of the CARES Act.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.  The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza &Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow. The Company intends to open additional Company-owned Craft Pizza & Pub restaurants in the future.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of March 1, 2022:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$9,097,985	$-	$1,791,655	$7,306,330	$-
Operating leases	6,268,963	656,146	2,333,679	1,828,629	1,450,509
Total	$15,366,948	$656,146	$4,125,334	$9,134,959	$1,450,509

(1)  The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, competitive factors and pricing and cost pressures, non-renewal of franchise agreements, shifts in market demand, the success of franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and inflation and other changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors" above in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2021, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.5 million.  The Company’s current borrowings were at a variable rate tied to LIBOR plus 7.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $85,000 over the succeeding 12-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2020	2021
Current assets:
Cash	$1,194,363	$1,263,513
Accounts receivable - net	879,502	904,474
Inventories	890,556	994,085
Prepaid expenses	395,918	415,309
Total current assets	3,360,339	3,577,381

Property and equipment:
Equipment	3,708,689	4,216,246
Leasehold improvements	2,319,445	3,065,644
Construction and equipment in progress	510,225	235,051
	6,538,359	7,516,941
Less accumulated depreciation and amortization	1,989,209	2,366,927
Net property and equipment	4,549,150	5,150,014
Deferred tax asset	3,104,904	3,232,406
Deferred contract costs	834,018	810,044
Goodwill	278,466	278,466
Operating lease right of use assets	6,088,101	6,003,044
Other assets including long-term portion of accounts receivable - net	201,962	324,402
Total assets	$18,416,940	$19,375,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$878,099	$919,157
Current portion of operating lease liability	412,005	656,146
Total current liabilities	1,290,104	1,575,303

Long-term obligations:
Loan payable to Corbel	7,468,709	7,898,941
Corbel warrant value	29,037	29,037
Convertible notes payable	574,479	597,229
Operating lease liabilities – net of current portion	5,863,615	5,570,639
Deferred contract income	834,018	810,044
Total long-term liabilities	14,769,858	14,905,890

Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2020 and December 31, 2021)	24,763,447	24,791,568
Accumulated deficit	(22,406,469)	(21,897,004)
Total stockholders’ equity	2,356,978	2,894,564
Total liabilities and stockholders’ equity	$18,416,940	$19,375,757

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2019	2020	2021
Restaurant revenue - company-owned restaurants	$4,830,199	$6,209,279	$8,939,569
Restaurant revenue - company-owned non-traditional	673,647	470,846	485,595
Franchising revenue	6,162,576	4,841,229	4,444,826
Administrative fees and other	38,202	14,310	14,898
Total revenue	11,704,624	11,535,664	13,884,888

Operating expenses:
Restaurant expenses - company-owned restaurants	4,250,406	4,938,133	7,224,833
Restaurant expenses - company-owned non-traditional	626,453	447,040	466,469
Franchising expenses	2,092,001	1,736,870	1,810,363
Total operating expenses	6,968,860	7,122,043	9,501,665

Depreciation and amortization	382,793	382,368	848,913
General and administrative	1,739,383	1,717,209	1,790,722
Total expenses	9,091,036	9,221,620	12,141,300
Operating income	2,613,588	2,314,044	1,743,588

Interest expense	774,565	1,914,344	1,361,625
Adjust valuation of receivables	1,300,000	4,941,718	-
Net (loss) income before income taxes	539,023	(4,542,018)	381,963
Income tax expense (benefit)	917,088	839,928	(127,502)
Net (loss) income	$(378,065)	$(5,381,946)	$509,465

Income (loss) per share - basic:
Net income (loss)	$(.02)	$(.24)	$.02
Weighted average number of common shares outstanding	22,052,859	22,215,512	22,215,512

Diluted income (loss) per share:
Net income (loss) (1)	$(.02)	$(.24)	$.02
Weighted average number of common shares outstanding	23,315,695	23,465,512	23,641,678

_______________

(1)   Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
		'
Balance at December 31, 2018	21,783,131	$24,739,482	$(16,594,146)	$8,145,336
Net loss			(378,065)	(378,065)
Adjustment for the adoption of ASU 2016-02 accounting for leases			(52,312)	(52,312)
Amortization of value of stock options		18,829		18,829
Cashless exercise of warrants	232,381
Conversion of convertible notes to Common Stock	200,000	100,000	-	100,000

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788
Net loss			(5,381,946)	(5,381,946)
Write-off unamortized closing to sub-debt that was converted		(116,400)		(116,400)
Amortization of value of stock options	-	21,536	-	21,536

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978
Net income			509,465	509,465
Amortization of value of stock options	-	28,121	-	28,121

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

See accompanying notes to consolidated financial statements..

Consolidated Statements of Cash Flows

Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2019	2020	2021
Net income (loss)	$(378,065)	$(5,381,946)	$509,465
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	469,804	1,433,295	1,330,017
Amortization of lease cost in excess of cash paid	134,545	46,994	36,223
Deferred income taxes	917,088	839,928	(127,502)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(377,151)	(98,388)	(24,971)
Inventories	82,123	(9,896)	(103,530)
Prepaid expenses	(96,392)	189,884	(19,391)
Other assets including long-term portion of accounts receivable	548,648	4,508,836	(122,440)
Increase (decrease) in:
Accounts payable and accrued expenses	207,745	147,040	41,058
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,508,345	1,675,747	1,518,929

INVESTING ACTIVITIES
Purchase of property and equipment	(289,351)	(2,084,710)	(1,449,779)
NET CASH USED BY INVESTING ACTIVITIES	(289,351)	(2,084,710)	(1,449,779)

FINANCING ACTIVITIES
Payment of principal on First Financial Bank loan	(998,271)	(4,379,024)	-
Payment of principal on convertible notes	-	(1,275,000)	-
Net proceeds from new financings net of closing costs	-	7,039,218	-
Lease liabilities	(78,785)	-	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,077,056)	1,385,194	-

Increase (decrease) in cash	141,938	976,231	69,150
Cash at beginning of year	76,194	218,132	1,194,363
Cash at end of year	$218,132	$1,194,363	$1,263,513

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 2019, holders of $100,000 principal amount of Notes converted the Notes to 200,000 shares of Common Stock, in accordance with the terms of the Notes.

During 2019, options to purchase 1,080,000 shares at $0.63 and at $0.70 per share were exercised and the holders received 232,381 shares of Common Stock, pursuant to the cashless exercise of the options .

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Noble Roman’s, Inc. and Subsidiaries

Note l:  Summary of Significant Accounting Policies

Organization:  The Company, with two wholly-owned subsidiaries, sells and services franchises and licenses and operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Pizza”, “Noble Roman’s Craft Pizza & Pub” and “Tuscano’s Italian Style Subs”. Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

Principles of Consolidation:  The consolidated financial statements include the accounts of Noble Roman’s, Inc. and its wholly-owned subsidiaries, RH Roanoke, Inc. and Pizzaco, Inc.  Inter-company balances and transactions have been eliminated in consolidation.

Inventories:  Inventories consist of food, beverage, restaurant supplies, restaurant equipment and marketing materials and are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment:  Equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed on the straight-line method over the estimated useful lives ranging from 5 years to 20 years.  Leasehold improvements are amortized over the shorter of estimated useful life or the term of the lease including likely renewals.  Construction and equipment in progress are stated at cost for leasehold improvements, equipment for a new restaurant being constructed and for pre-opening costs of any restaurant not yet open as of the date of the statements.

Significant Accounting Policies:  There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Leases:  The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use assets ("ROU"), and lease liability obligations are included in the Company's balance sheets.  ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  The Company uses the implicit rate when readily determinable.  The ROU asset also includes in the lease payments made and excludes lease incentives and lease direct costs.  The Company's lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.  Lease expense is recognized on a straight-line basis over the lease term.

The Company adopted the new standard to all material leases existing on January 1, 2019 and recognized a cumulative effect adjustment to the opening balance of accumulated deficit on that date.

Cash and Cash Equivalents:  Includes actual cash balance.  The cash is not pledged nor are there any withdrawal restrictions.

Advertising Costs:  The Company records advertising costs consistent with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) “Other Expense” topic and “Advertising Costs” subtopic.  This statement requires the Company to expense advertising production costs the first time the production material is used.

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

Level One:	Quoted market prices in active markets for identical assets or liabilities.

Level Two:	Observable market–based inputs or unobservable inputs that are corroborated by market data.

Level Three:	Unobservable inputs that are not corroborated by market data.

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

Debt Issuance Costs:  Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability.  Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt.  The unamortized debt issuance cost at December 31, 2021 was $574,776.

Intangible Assets:  The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc.of certain assets of a former franchisee of the Company.Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur.  In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data.  Any impairment losses determined to exist are recorded in the period the determination is made.  There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated.  The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year.  The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2021, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees:  Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors.  Administrative fees are recognized as income monthly as earned.  The Company adopted Accounting Standards Updated (“ASU”) 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants.  However, initial franchise fees and related contract costs are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years.  The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract cost, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

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

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations.  None were included for the years ended December 31, 2019, 2020 and 2021.  The Company’s federal and various state income tax returns for 2018 through 2020 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2019:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(378,065)	22,052,859	$(.02)
Effect of dilutive securities
Options	-	12,836
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(316,105)	23,315,695	$(.02)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2020:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(5,381,946)	22,215,512	$(.24)
Effect of dilutive securities
Options	-	-
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(5,319,446)	23,465,512	$(.24)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2021:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share - basic
Net income	$509,465	22,215,512	$.02
Effect of dilutive securities
Options	-	176,166
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net income	$571,965	23,641,678	$.02

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the Annual Report on Form 10-K.  No subsequent event required recognition or disclosure.

Note 2:  Accounts Receivable

At December 31, 2020 and 2021, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2020 and 2021 will be collected.

Other assets, as of December 31, 2021, include security deposit and cash value of life insurance.

Note 3:  Notes Payable

On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%.  In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

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

At December 31, 2021, the balance of the Senior Note was comprised of:

Principal Due	$8,474,985
Unamortized Loan Closing Cost	547,007
Carrying Value	$7,927,978

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

At December 31, 2021, the balance of the Notes is comprised of:

Face Value	$625,000
Unamortized OID	27,771
Carrying Value	$597,229

Total cash and non-cash interest accrued on the Company’s indebtedness in 2021 was $1.36 million and in 2020 was $1.9 million.

Note 4:  Royalties and Fees

Approximately $307,000, $198,000 and $204,000 are included in 2019, 2020 and 2021, respectively, royalties and fees in the Consolidated Statements of Operations for amortized initial franchise fees. Also included in royalties and fees were approximately $70,000, $45,000 and $32,000 in 2019, 2020 and 2021, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. Such incremental costs, include training, design and related travel cost to new franchises.  The deferred contract income and costs approximated $834,000 on December 31, 2020 and $810,000 on December 31, 2021.

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

There were 3,069 franchised/licensed or Company-owned outlets in operation on December 31, 2021 and

3,064 on December 31, 2020.  During 2021, 24 new franchised/licensed were opened and 19 franchised outlets left the system.  Grocery stores are accustomed to adding products for a period of time, removing them for a period of time and possibly re-offering them.  Therefore, it is unknown how many grocery store licenses, out of the total count of 2,403, have left the system.

Note 5:  Liabilities for Leased Facilities

The Company has future obligations of $15.37 million under long-term debt and current operating leases as follows: due in less than one year $656,000, due in one to three years $4.13 million, due in three to five years $9.13 million and due in more than five years $1.5 million.

To implement the new accounting policies for leases, the Company used a weighted average discount rate of 7% and the weighted average lease term of 7.3 years.  The Company recorded $36,222 more in lease expense than cash actually paid in 2021 for the leases.

Note 6:  Income Taxes

The Company had deferred tax assets, as a result of prior operating losses, of $3.1 million at December 31, 2020 and $3.2 million at December 31, 2021.  The net operating loss carry-forward is approximately $12.0 million so the Company will have no obligation to pay income tax on income up to the amount of that operating loss carry-forward, prior to its expiration.

Note 7:  Common Stock

Outstanding are $625,000 principal amount of Notes convertible into Common Stock at $0.50 per share and warrants to purchase 775,000 shares with an exercise price of $0.57 per share which expires in February 2023.  The Company issued to the Purchaser the Corbel Warrant to purchase up to 2,250,000 shares of Common Stock, as described in Note 3 of these notes to the Company’s consolidated financial statements.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. At December 31, 2021, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
1,756,167	$0.58
727,500	1.00
280,000	0.53
35,000	0.50
372,500	0.51
332,500	0.623
474,500	0.60
413,500	0.40
463,500	0.70

As of December 31, 2021, options for 3,813,667 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2019, 2020 and 2021:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.68 to 2.82%

The following table sets forth the number of options outstanding as of December 31, 2018, 2019, 2020 and 2021 and the number of options granted, exercised or forfeited during the years ended December 31, 2019,  2020 and 2021:

Balance of employee stock options outstanding as of 12/31/18	3,643,667
Stock options granted during the year ended 12/31/19	529,500
Stock options exercised during the year ended 12/31/19	0
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee stock options outstanding as of 12/31/19	3,978,167
Stock options granted during the year ended 12/31/20	443,500
Stock options exercised during the year ended 12/31/20	0
Stock options forfeited during the year ended 12/31/20	0
Balance of employee stock options outstanding as of 12/31/20	4,421,667
Stock options granted during the year ended 12/31/21	463,500
Stock options exercised during the year ended 12/31/21	0
Stock options forfeited during the year ended 12/31/21	(30,000)
Balance of employee stock options outstanding as of 12/31/21	4,855,167

The following table sets forth the number of non-vested options outstanding as of December 31, 2018, 2019, 2020 and 2021, and the number of stock options granted, vested and forfeited during the years ended December 31, 2019, 2020 and 2021.

Balance of employee non-vested stock options outstanding as of 12/31/18	721,836
Stock options granted during the year ended 12/31/19	529,500
Stock options vested during the year ended 12/31/19	(325,000)
Stock options forfeited during the year ended 12/31/19	(195,000)
Balance of employee non-vested stock options outstanding as of 12/31/19	731,336
Stock options granted during the year ended 12/31/20	443,500
Stock options vested during the year ended 12/31/20	(212,500)
Stock options forfeited during the year ended 12/31/20	0
Balance of employee non-vested stock options outstanding as of 12/31/20	962,336
Stock options granted during the year ended 12/31/21	463,500
Stock options vested during the year ended 12/31/21	(354,336)
Stock options forfeited during the year ended 12/31/21	(30,000)
Balance of employee non-vested stock options outstanding as of 12/31/21	1,041,500

During 2021, employee stock options were granted for 463,500 shares and options for 30,000 shares were forfeited.  At December 31, 2021, the weighted average grant date fair value of non-vested options was  $0.58 per share and the weighted average grant date fair value of vested options was $0.66 per share.

The weighted average grant date fair value of employee stock options granted during 2019 was $0.66, during 2020 was $0.40 and during 2021 was $0.70.  Total compensation cost recognized for share-based payment arrangements was $18,829 in 2019 with a tax benefit of $4,995 in 2019, $21,536 in 2020 with a tax benefit of $5,168 and $28,119 in 2021 with a tax benefit of $6,861.  As of December 31, 2021, total unamortized compensation cost related to options was $50,941, which will be recognized as compensation cost over the next six to 36 months.  No cash was used to settle equity instruments under share-based payment arrangements.

Note 8:  Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

On February 25, 2016, the ASU2016-02, its leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard took effect in 2019 for public business entities and, therefore, is included in the current financial statements.  This had the effect of increasing the value of the assets and liabilities of the Company and incurred an additional expense for rent on the Consolidated Statement of Operations by $36,222 in 2021.

Note 9:  Contingencies

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman,and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all completed on the same terms and conditions as all of the independent investors who purchased the other 41Units.  The Notes, at the time of issue, were to mature three years after issue date.  In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023.  Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC.  In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

Note 11:  Unaudited Quarterly Financial Information

	2021
	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$3,594	$3,424	$3,585	$3,282
Operating income	(106)	264	424	1,162
Net income (loss) before income taxes	(451)	(79)	85	827
Net income (loss)	(324)	(79)	85	827
Net income (loss) per common share
Basic	(.01)	0	0	.04
Diluted	(.01)	0	0	.04

	2020
	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$3,268	$2,938	$2,610	$2,719
Operating income	295	411	1,019	589
Net income (loss)before income taxes	(4,984)	83	696	(337)
Net income (loss)	(5,906)	83	696	(255)
Net income (loss) per common share
Basic	(.26)	.00	.03	(.01)
Diluted	(.26)	.00	.03	(.01)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Noble Roman’s, Inc.

Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Roman’s, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Deferred Tax Assets

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s deferred tax asset was $3.2 million at December 31, 2021.

We identified the valuation of deferred tax assets as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate forecasted taxable income. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Understanding the design of controls relating to management’s assessment of forecasted taxable income.

•	Testing the completeness and accuracy of historical taxable income.

•	Evaluating the assessment of forecasted taxable income through consideration of recent performance trends.

We have served as the Company's auditor since 2007.

/s/ Somerset CPA’s, P.C.

Indianapolis, Indiana

March 22, 2022

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

Our management, including Paul W. Mobley, the Company’s Executive Chairman of the Board and Chief Financial Officer, and A. Scott Mobley, the Company’s President and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that the Company’s internal controls over financial reporting are effective.

There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	81	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	58	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	76	Class I Director
Marcel Herbst	51	Class I Director
William Wildman	73	Class II Director
Troy Branson	58	Executive Vice President of Franchising

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

Troy Branson has been Executive Vice President of Franchising for the Company since 1997, and from 1992 to 1997, he was Director of Business Development.  Before joining the Company Mr. Branson was an owner of Branson-Yoder Marketing Group from 1987 to 1992.  Mr. Branson received a B.S. in Business from Indiana University.

CODE OF ETHICS

The Company has adopted a code of ethics for its senior executive and financial officers.  The code of ethics can be obtained without charge by contacting the Company’s executive office at 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250 and requesting a copy of the code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table for 2020 and 2021

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2021	$315,000	$-	$4,900	$319,900
Executive Chairman of the Board and Chief Financial Officer	2020	$300,000	$-	$3,500	$303,500

A. Scott Mobley	2021	$461,506	$-	$8,400	$469,906
Chief Executive Officer, President and Secretary	2020	$444,568	$-	$4,000	$448,568

Troy Branson	2021	$132,308	$72,728	$2,450	$207,486
Executive Vice President	2020	$120,000	$77,110	$1,500	$198,610

_______________

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

The Summary Compensation Table includes the grant date fair value for stock options granted in 2020 and 2021 to the named executive officers under the Company’s employee stock option plan.  The Company determines the grant date fair value of stock options calculated in accordance with ASC Topic 718.  See Note 7 to the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K  a discussion of the Company’s determination of the grant date fair value of stock options.

In 2021, the Company granted options to purchase 463,500 shares on July 2, 2021 at an exercise price equal to the then-current market price of $0.70 per share.  There were no employee stock options exercised in 2021 and 30,000 stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $650,000 per year for 2021 (although Mr. Mobley voluntarily reduced his base compensation to $300,000 for 2020 and 2021 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary.  The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew.  The agreement is terminable by the Company for cause as defined in the agreement.  The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $551,000 per year for 2021 (although Mr. Mobley voluntarily reduced his base compensation to $444,568 for 2020 and 2021 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary.  The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew.  The agreement is terminable by the Company for cause as defined in the agreement.  The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Non-Equity Incentive Arrangements

The Company currently has a non-equity incentive arrangement with our Executive Vice President under which he may earn additional compensation.  For 2021 and 2020, his compensation was based on 2.5% of the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)[1] for the first $2.5 million and 3.0% of adjusted EBITDA above $2.5 million. Under these plans, the Executive Vice President was paid incentive compensation of $77,110 and $72,728 in 2020 and 2021, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	100,000		0.58	9/30/23
	900,000		0.58	9/30/23
	33,333		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	70,000		0.623	7/6/28
	53,333	26,667	0.60	7/2/29
	23,333	46,667	0.40	9/30/30
	0	70,000	0.70	7/2/31
A. Scott Mobley	25,000		0.58	9/302/23
	300,000		0.58	9/3023
	33,334		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	90,000		0.51	7/7/27
	80,000		0.623	7/6/28
	66,667	33,333	0.60	7/2/29
	26,667	53,333	0.40	9/30/30
	0	120,000	0.70	7/2/31
Troy Branson	10,000		0.58	9/30/23
	40,000		1.00	7/2/23
	30,000		1.00	7/2/24
	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
	42,500		0.623	7/6/28
		42,500	0.60	7/2/29
		30,000	0.40	9/30/30
		35,000	0.70	7/2/31

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2022, there were 22,215,512 shares of the Company’s Common Stock outstanding.  The following table sets forth the amount and percentage of the Company’s Common Stock beneficially owned on March 1, 2022, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding Common Stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (2)
Corbel Capital Partners SBIC, L.P.	2,250,000	(3)	9.2%
Paul W. Mobley	3,729,368	(4)	15.5
A. Scott Mobley	2,071,245	(5)	8.9
Douglas H. Coape-Arnold	570,0	(6)	2.5
Marcel Herbst	965,000	(7)	4.2

Troy Branson	377,500	(8)	1.7
William Wildman	205,000	(9)	0.9
Robert P. Stiller	2,178,465	(10)	9.8
All executive officers and directors as a group (6) persons)	7,918,113		29.3%

(1)        All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)        The percentage calculations are based upon 22,215,512 shares of the Company’s Common Stock issued and outstanding as of the most recent practicable date and, for each officer, director or significant holder of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of March 1, 2022.

(3)        According to the information provided to the Company in a Schedule 13-G, filed with the SEC on February 14, 2020, the total includes 2,250,000 warrants to purchase up to 2,250,000 shares.  The Schedule 13-G states that the filer has sole voting power and sole dispositive power for all such shares.  Corbel’s address is 11777 San Vicente Blvd., Suite 777, Los Angeles, California 90049.

(4)        The total includes 1,633,333 shares of Common Stock subject to options granted under a stock option plan and warrants to purchase 150,000 shares .  Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)        The total includes 1,078,334 shares of Common Stock subject to options granted under a stock option plan.  Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)        The total includes 570,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7)        The total includes 235,000 shares of Common Stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and 200,000 shares issuable upon exercise of warrants.  Mr. Herbst’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8)        The total includes 347,500 shares of Common Stock subject to options granted under a stock option plan.  Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9)        The total includes 155,000 shares of Common Stock subject to options granted under a stock option plan.  Mr. Wildman’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(10)      According to information provided to the Company in a Form 4 filing, filed with SEC on February 4, 2021.  The amendment states that the filer has sole voting power and sole dispositive power for all such shares.  The filer’s address is c/o Sunrise Management Services, LLC, 515 N. Flagler Drive, Suite 1702, West Palm Beach, Florida 33401.

The following table provides information as of December 31, 2021 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	4,835,167	$.63	(1)
Total	4,835,167	$.63	(1)

___________

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director, via Herbst Capital Management. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units.  The Notes, at the time of issue, were to mature three years after issue date.  In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023.  Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC.  In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2021 and 2020.

	2021	2020
Audit fees and review fees (1)	$110,000	$110,000

______

(1) Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our annual reports on Form 10-K for the years ended December 31, 2021 and 2020, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2021 and 2020.

            The engagement of Somerset, for conducting the audit of the Company’s financial statements for the years ended December 31, 2021 and 2020, and for the review of its financial statements included in its Form 10-Q’s during 2021 and 2020, was pre-approved by the Company’s board of directors.  Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs.  The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

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

4.1	Description of Registered Securities

4.2

Specimen Common Stock Certificates filed as an exhibit to the Registrant’s Registration Statement on Form S-18 filed October 22, 1982 and ordered effective on December 14, 1982 (SEC File No. 2-79963C), is incorporated herein by reference.

4.3	Warrant to purchase common stock, dated July 1, 2015, filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 11, 2015, is incorporated herein by reference.

4.4

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

10.3	Agreement dated April 8, 2015, by and among Noble Roman’s, Inc. and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.4	Form of 10% Convertible Subordinated Unsecured note filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 27, 2017, is incorporated herein by reference.

10.5

Form of Redeemable Common Stock Purchase Class A Warrant filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.6

Registration Rights Agreement dated October 13, 2016 by and between the Registrant and the investors signatory thereto, filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.7

First Amendment to the Registration Rights Agreement dated February 13, 2017 by and  between the Registrant and the investors signatory thereto, filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 33-217442) on April 25, 2017, is incorporated herein by reference.

10.8

Senior Secured Note and Warrant Purchase Agreement dated February 7, 2020 by and between the Registrant and Corbel Capital Partners SBIC, L.P. filed as Exhibit 10.11 to Registrant’s annual report on Form 10-K for the year ended  December 31, 2019  is incorporated herein by reference.

10.9

Promissory Note under the Paycheck Protection Program loan issued by Noble Roman’s, Inc. to Huntington National Bank dated February 5, 2021 filed as Exhibit 10.1 to Registrants current report on Form 8-K filed February 8, 2021 is incorporated herein by reference.

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

 _______________

* Management contract for compensation plan..

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

            In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC

Date: March 22, 2022	By:	/s/ A. Scott Mobley
A. Scott Mobley,
President and Chief Executive Officer

Date: March 22, 2022	By:	/s/ Paul W. Mobley
Paul W. Mobley,
Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

            In accordance with the Securities Exchange Act of  1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2022	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board,
Chief Financial Officer and Director

Date: March 22, 2022	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: March 22, 2022	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: March 22, 2022	/s/ Marcel Herbst
Marcel Herbst
Director

Date: March 22, 2022	/s/ William Wildman
William Wildman
Director

