Form 10-Q
period 2022-03-31
NOBLE ROMANS INC
filed 2022-05-16
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

<STRONG>Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934</STRONG>

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	March 31, 2022
Assets
Current assets:
Cash	$1,263,513	$807,987
Accounts receivable - net	904,474	886,378
Inventories	994,085	1,000,448
Prepaid expenses	415,309	441,613
Total current assets	3,577,381	3,136,426

Property and equipment:
Equipment	4,216,246	4,257,095
Leasehold improvements	3,065,644	3,112,398
Construction and equipment in progress	235,051	268,589
	7,516,941	7,638,082
Less accumulated depreciation and amortization	2,366,927	2,479,680
Net property and equipment	5,150,014	5,158,402
Deferred tax asset	3,232,406	3,278,447
Deferred contract cost	810,044	852,000
Goodwill	278,466	278,466
Operating lease right of use assets	6,003,044	6,169,636
Other assets including long-term portion of receivables - net	324,402	390,809
Total assets	$19,375,757	$19,264,186

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$919,157	$607,576
Current portion of operating lease liability	656,146	668,793
Total current liabilities	1,575,303	1,276,369

Long-term obligations:
Term loan payable to Corbel	7,898,941	8,006,968
Corbel warrant value	29,037	29,037
Convertible notes payable	597,229	603,638
Operating lease liabilities - net of short-term portion	5,570,639	5,730,683
Deferred contract income	810,044	852,000
Total long-term liabilities	14,905,890	15,222,326

Stockholders' equity:
Common stock – no par value 40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2021 and as of March 31, 2022)	24,791,568	24,799,191
Accumulated deficit	(21,897,004)	(22,033,700)
Total stockholders' equity	2,894,564	2,765,491
Total liabilities and stockholders’ equity	$19,375,757	$19,264,186

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended March 31,
	2021	2022
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$2,108,697	$2,283,598
Restaurant revenue - company-owned non-traditional	116,104	133,129
Franchising revenue	1,053,960	1,034,244
Administrative fees and other	3,556	14,215
Total revenue	3,282,317	3,465,186

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,228,894	2,058,529
Restaurant expenses - company-owned non-traditional	89,154	132,877
Franchising expenses	339,365	461,355
Total operating expenses	1,657,413	2,652,761

Depreciation and amortization	164,717	112,753
General and administrative expenses	298,588	540,530
Total expenses	2,120,718	3,306,044
Operating income	1,161,599	159,142

Interest expense	334,191	341,879
Income (loss) before income taxes	827,408	(182,737)
Income tax expense (benefit)	-	(46,041)
Net income (loss)	$827,408	$(136,696)

Earnings (loss) per share - basic
Net income (loss)	$0.04	$(0.01)
Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings (loss) per share:
Net income (loss)	$0.04	$(0.01)
Weighted average number of common shares outstanding	23,465,512	23,465,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited)

Quarter Ended March 31, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Amortization of value of stock options		7,623		7,623

Net loss for three months ended March 31, 2022	-	-	(136,696)	(136,696)

Balance at March 31, 2022	22,215,512	$24,799,191	$(22,033,700)	$2,765,491

Quarter Ended March 31, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Amortization of value of stock options		6,369		6,369

Net income for three months ended March 31, 2021	-	-	827,408	827,408

Balance at March 31, 2021	22,215,512	$24,769,816	$(21,579,061)	$3,190,755

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2021	2022
Net income (loss)	$827,408	$(136,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	283,268	234,811
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	9,048	6,099
Deferred income taxes (benefit)	-	(46,041)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(153,156)	18,096
Inventories	2,068	(6,363)
Prepaid expenses	(81,992)	(26,305)
Other assets including long-term portion of receivables	(30,416)	(66,407)
Decrease in accounts payable and accrued expenses	(155,772)	33,662
NET CASH PROVIDED BY OPERATING ACTIVITIES	700,456	10,856

INVESTING ACTIVITIES
Purchase of property and equipment	(22,105)	(466,382)
NET CASH USED IN INVESTING ACTIVITIES	(22,105)	(466,382)

FINANCING ACTIVITIES
Payment of principal on bank term loans	-	-
Payment of principal on convertible notes	-	-
Proceeds of new loan - Corbel	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

Increase (decrease) in cash	678,351	(455,526)
Cash at beginning of period	1,194,363	1,263,513
Cash at end of period	$1,872,714	$807,987

Supplemental schedule of investing and financing activities

Cash paid for interest	$221,220	$227,099

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

Significant Accounting Policies

On February 5, 2021, the Company borrowed $940,734 under the Paycheck Protection Program (the “PPP”).  The funds, according to the provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), were used for payroll costs including payroll benefits, interest on mortgage obligations, rent under lease agreements and utilities.  Since the Company met all of the eligibility requirements to participate in the PPP and it was probable from the beginning that the Company’s PPP borrowing would be forgiven, the Company’s participation in the PPP program was accounted for as a government grant.  Since the entire amount of the PPP participation was used to pay qualified expenses prior to March 31, 2021, the qualifying expenses were presented in the Company’s unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2021 as a reduction of those related expenses in the quarter.  Because of the $940,734 PPP loan being applied against relevant expenses in the quarter ended March 31, 2021, the results of operations for the first quarters of 2021 and 2022 are of limited comparability.

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2022 is not necessarily indicative of the results to be expected for the full year ending December 31, 2022, especially in light of the impact of the coronavirus (“COVID-19) pandemic on the Company’s operations during January and February 2022.

Note 2 – Royalties and fees included initial franchise fees of $83,000 for the three-month period ended March 31, 2022, and $54,500 for the three-month period ended March 31, 2021.  Royalties and fees included equipment commissions of $8,007 for the three-month period ended March 31, 2022, and $10,438 for the three-month period ended March 31, 2021.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $883,000 for the three-month period ended March 31, 2022, and $989,000 for the three-month period ended March 31, 2021.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The effect on comparable period amounts within the financial statements by recording franchise fees and cost of opening the units as deferred contract costs and deferred contract income is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract costs, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

The deferred contract income and deferred costs were $852,000 on March 31, 2022.

At December 31, 2021 and March 31, 2022, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheet as of March 31, 2022, will be collected.  In 2020, in light of the additional uncertainty created as a result of the COVID 19 pandemic, the Company created an allowance for collectability on all long-term franchisee receivables.  The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

There were 3,069 franchises/licenses in operation on December 31, 2021 and 3,074 franchises/licenses were in operation on March 31, 2022.  During the three-month period ended March 31, 2022 seven new outlets opened and two outlets closed.  In the ordinary course, grocery stores from time to time add the Company’s licensed products, remove them and may subsequently re-offer them.  Therefore, it is unknown how many of the 2,404 licensed grocery store units included in the counts above have left the system.

Note 3.  The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2022:

	Three Months Ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(136,696)	22,215,512	$(0.01)
Effect of dilutive securities Stock dilution
Convertible notes	15,625	1,250,000
Diluted earnings per share	$(121,071)	23,465,512	$(0.01)
Net loss

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2021:

	Three Months Ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$827,408	22,215,512	$0.04

Effect of dilutive securities
Options and warrants	-	-
Convertible notes	15,625	1,250,000

Diluted earnings per share
Net income per share with assumed conversions	$843,033	23,465,512	$0.04

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

Note 5 – The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC.  There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron variant of COVID-19 in early 2022.  Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which negatively affected the Company's operations.  As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company.  Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company's business.

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

On April 25, 2020, the Company received a loan of $715,000 under the PPP.  In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended June 30, 2020.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT.  On February 19, 2021, the Company received formal notice from the Small Business Administration ("SBA") that the entire $715,000 loan was forgiven in accordance with the provisions of the CARES ACT.  On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. In accordance with the applicable accounting policy adopted the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. Because the 2020 PPP loan was applied against relevant expenses in the second quarter of 2020 and the 2021 PPP loan was applied against relevant expenses in the first quarter of 2021, the results of operations by quarter in 2020 and 2021 are of limited comparability. Also, since the 2021 PPP loan was applied against relevant expenses in the first quarter, the results of operations by quarter in 2021 and 2022 are of limited comparability.  In addition to the PPP loan in the first quarter of 2021, the emergence of the Omicron variant of COVID-19 significantly impacted operations in the first quarter of 2022.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021, with two additional locations now in the site procurement stage. The Company-operated locations serve as the base for what it sees as the potential future growth driver franchising to experienced, multi-unit restaurant operators with a track record of success. In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at the time. The franchisee opened the first franchised Craft Pizza &Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

As discussed above under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business in the past year and the first two months of the first quarter of 2022.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original specialty pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, which have been offered in its locations since 1972.

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

•	A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.
•	Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.
•	100% real cheese blended from mozzarella and Muenster, with no soy additives or extenders.
•	100% real meat toppings, with no additives or extenders, a distinction compared to many pizza concepts.
•	Vegetable and mushroom toppings are sliced and delivered fresh, never canned.
•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
•	The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise base as well as an offering for its grocery store licenses.

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

Business Operations

Distribution

The Company’s proprietary ingredients are manufactured pursuant to the Company’s specifications or recipes by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved third-party distributors at prices negotiated between the Company and the manufacturer.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2021		2022
Revenue	$2,108,697	100.0	$2,283,596	100.0
Cost of sales	438,012	20.8	470,273	20.6
Salaries and wages	228,949	10.9	722,958	31.7
Facility cost including rent, common area and utilities	114,384	5.4	393,697	17.2
Packaging	56,696	2.7	80,738	3.5
Delivery fees	94,245	4.5	36,924	1.6
All other operating expenses	296,608	14.0	353,939	15.5
Total expenses	1,228,894	58.3	2,058,529	90.1
Margin contribution	$879,803	41.7%	$225,067	9.9%

Note:  The application of the $940,734 PPP loan against relevant expenses in the quarter ended March 31, 2021 materially affected the comparability of the period ended March 31, 2022 compared to the period ended March 31, 2021.

Margin contribution from this venue was decreased by $5,692 for non-cash expense related to the adoption of Accounting Standards Update ("ASU 2016-02") accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2021		2022
Royalties and fees from franchising	$1,053,960	100.0%	$1,034,244	100.0%
Salaries and wages	88,246	8.4	193,596	18.7
Trade show expense	105,000	10.0	90,000	8.7
Insurance	62,398	5.9	95,851	9.3
Travel and auto	16,370	1.5	18,808	1.8
All other operating expenses	67,351	6.4	63,100	6.1
Total expenses	339,365	32.2	461,355	44.6
Margin contribution	$714,595	67.8%	$572,889	55.4%

Note:  The application of the $940,734 PPP loan against relevant expenses in the quarter ended March 31, 2021 materially affected the comparability of the period ended March 31, 2022 compared to the period ended March 31, 2021.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended March 31,
Description	2021		2022
Revenue	$116,104	100.0%	$133,129	100.0%
Total expenses	89,154	76.8	132,877	99.8
Margin contribution	$26,950	23.2%	$252	.2%

Note:  The application of the $940,734 PPP loan against relevant expenses in the quarter ended March 31, 2021materially affected the comparability of the period ended March 31, 2022 compared to the period ended March 31, 2021.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2.3 million compared to $2.1 million for the corresponding period in 2021.  Revenue was increased by the opening of two additional Craft Pizza & Pub restaurants in October and December 2021, respectively, but that increase was partially constrained by the impact of the Omicron variant of COVID-19 in January and February 2022.

Cost of sales decreased to 20.6% from 20.8% in the corresponding period last year.  This increase was the result of inflationary pressures with all products partially offset by menu price increase.

Salaries and wages increased to 31.7% from 10.9% for the comparable period in 2021.  The $940,734 PPP loan, which was used to reduce certain qualified expenses including labor cost in the first quarter of 2021, materially affects the comparison with the prior quarter.  Salaries and wages without the effect of the PPP loan in 2021 increased from 28.4% to 31.7% which is a result of the current labor shortage and overall inflation which have driven up competitive prices for labor.  The shortage is currently trending toward correcting itself and with the most recent menu price increase it is beginning to neutralize itself, for example salaries and wages for the month of March 2022 was 29.0%.

Gross margin contribution decreased to 9.9% from 41.7% for the quarter compared to the comparable period last year. The reduction in certain qualified expenses due to the Company’s PPP loan in the first quarter of 2021 material affects the comparison with the prior quarter.  In addition, the spread of the Omicron variant in January and February of 2022 had a significant negative impact which has now significantly dissipated.

Franchising

The revenue from this venue decreased from $1.05 million to $1.03 million for the three months ended March 31, 2022 compared to the corresponding period in 2021.  This decrease was the result of the closure of several non-traditional locations as a result of the emergence of the Omicron variant of COVID-19, most of which has been offset by the opening of additional locations.

Salaries and wages for this venue increased to 18.7% of revenue from 8.4% of revenue.  The reduction in certain qualified expenses, including salaries and wages, due to the Company’s PPP loan in the first quarter of 2021 materially affects the comparison with the prior quarter.

Trade show expense, insurance and other operating costs increased to $268,000 from $251,000 for the three-month period ended March 31, 2022, partially offset due to a reduction in trade show expense, compared to the corresponding period in 2021. The reduction in certain qualified expenses, including general insurance and group insurance costs, due to the Company’s PPP loan in the first quarter of 2021 materially affects the comparison with the prior quarter.

Gross margin contribution from this venue declined to 55.4% from 67.8% in the three-month period ended March 31, 2022 compared to the corresponding period in 2021.  The reduction in certain qualified expenses due to the Company’s PPP loan in the first quarter of 2021 materially affects the comparison with the prior quarter.  In addition, the emergence of the Omicron variant in January and February of 2022 had a significant negative impact which has now dissipated.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased to $133,000 from $116,000 in the three-month period ended March 31, 2022 compared to the corresponding period in 2021.  The primary reason for this increase was the lifting of the restriction placed on hospital locations as a result of the COVID-19 pandemic whereby hospitals were restricted from having outside visitors and staff inside the hospital was restricted from going from one area of the hospital to another.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses increased to $133,000 from $89,000 for the three-month period ended March 31, 2022 compared to the corresponding period in 2021.  The primary reason for this increase was caused by higher volume in the location due to the lifting of the restrictions on hospitals resulting from the COVID-19 pandemic and, in addition, certain qualifying expenses were reduced in 2021 by a portion of the PPP loan for that purpose.

Other Expenses

Depreciation and amortization decreased to $113,000 from $165,000 for the three-month period ended March 31, 2022 compared to the corresponding periods in 2021.  The primary reason for the decrease was the amortization of pre-opening costs of new Company-owned Craft Pizza & Pub locations during 2021 which were charged to expense in December 2021.

General and administrative expenses increased to $540,530 from $299,000 for the three-month period ended March 31, 2022 compared to the corresponding period in 2021. The reduction in certain qualified expenses due to the Company’s PPP loan in the first quarter of 2021 materially affects the comparison with the prior quarter.

Interest expense increased to $342,000 from $334,000 for the three-month period ended March 31, 2022 compared to the corresponding period in 2021.  The primary reason for the increase was a result of adding non-cash PIK interest to the principal balance of the Senior Note.

Net income decreased to a net loss of $137,000 from net income of $827,000 for the three-month period ended March 31, 2022 compared to the corresponding period in 2021.  The reduction in certain qualified expenses due to the Company’s PPP loan in the first quarter of 2021 materially affects the comparison with the prior quarter.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November of 2017, January and June of 2018, March, October and December of 2020, and October and December of 2021. The Company intends to open two more Company-owned Craft Pizza & Pub locations in 2022.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional Company-owned non-traditional locations.

The Company’s current ratio was 2.5-to-1 as of March 31, 2022 compared to 2.3-to-1 as of December 31, 2021.

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

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP.  The Company used the proceeds of this loan for qualifying expenses under the CARES ACT.  On November 19, 2021, the Company received formal notice from the SBA that the entire $940,734 loan was forgiven in accordance with the provisions of the CARES ACT.  The Company had already treated the loan as a grant because forgiveness was probable.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, the availability and cost of hourly and management labor to adequately staff Company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2021, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.4million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $87,000 over the succeeding 12-month period.

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

4.1	Description of Registered Securities is filed herewith.

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

22

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN'S, INC.

Date: May 16, 2022	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal Accounting Officer
(Authorized Officer and Principal Financial Officer)

24