Form 10-Q
period 2022-06-30
NOBLE ROMANS INC
filed 2022-08-10
CIK 709005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2022, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2021 and June 30, 2022 (unaudited)	Page 4

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2021 and 2022 (unaudited)	Page 5

Condensed consolidated statements of changes in stockholders' equity for the three-month periods ended June 30, 2022 and 2021 and six-month periods ended June 30, 2022 and 2021 (unaudited)	Page 6

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2022 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2021	June 30, 2022
Current assets:
Cash	$1,263,513	$900,289
Accounts receivable – net	904,474	1,032,298
Inventories	994,085	994,611
Prepaid expenses	415,309	450,606
Total current assets	3,577,381	$3,377,804

Property and equipment:
Equipment	4,216,246	4,321,336
Leasehold improvements	3,065,644	3,113,898
Construction and equipment in progress	235,051	261,196
Property and equipment gross	7,516,941	7,696,430
Less accumulated depreciation and amortization	2,366,927	2,592,367
Net property and equipment	5,150,014	5,104,063
Deferred tax asset	3,232,406	3,294,319
Deferred contract cost	810,044	864,590
Goodwill	278,466	278,466
Operating lease right of use assets	6,003,044	6,002,700
Other assets including long-term portion of receivables – net	324,402	398,497
Total assets	$19,375,757	$19,320,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$919,157	$739,858
Current portion of operating lease liability	656,146	685,306
Current portion of Corbel loan payable	-	166,665
Total current liabilities	1,575,303	1,591,829

Long-term obligations:
Term loan payable to Corbel – net of current portion	7,898,941	7,949,523
Corbel warrant value	29,037	29,037
Convertible notes payable	597,229	610,046
Operating lease liabilities – net of current portion	5,570,639	5,551,696
Deferred contract income	810,044	864,590
Total long-term liabilities	14,905,890	15,004,892

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2021 and as of June 30, 2022)	24,791,568	24,807,679
Accumulated deficit	(21,897,004)	(22,083,961)
Total stockholders’ equity	2,894,564	2,723,718
Total liabilities and stockholders’ equity	$19,375,757	$19,320,439

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue:
Restaurant revenue – company-owned Craft Pizza & Pub	$2,264,739	$2,503,363	$4,373,436	$4,786,960
Restaurant revenue – company-owned non-traditional	117,197	177,115	233,301	310,244
Franchising revenue	1,199,260	1,064,363	2,253,220	2,098,608
Administrative fees and other	3,513	5,051	7,069	19,267
Total revenue	3,584,709	3,749,892	6,867,026	7,215,079

Operating expenses:
Restaurant expenses – company-owned Craft Pizza & Pub	1,935,744	2,162,889	3,164,638	4,221,418
Restaurant expenses – company-owned non-traditional	118,659	169,750	207,813	302,626
Franchising expenses	482,309	483,240	821,674	944,595
Total operating expenses	2,536,712	2,815,879	4,194,125	5,468,639

Depreciation and amortization	142,133	112,687	306,849	225,439
General and administrative expenses	481,860	539,742	780,449	1,080,274
Total expenses	3,160,705	3,468,308	5,281,423	6,774,352
Operating income	424,004	281,584	1,585,603	440,727

Interest expense	338,839	347,717	673,030	689,597
Income (loss) before income taxes	85,165	(66,133)	912,573	(248,870)
Income tax benefit	-	(15,872)	-	(61,913)
Net income (loss)	$85,165	$(50,261)	$912,573	$(186,957)

Earnings per share – basic:
Net income (loss)	$0.00	$0.00	$0.04	$(0.01)
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings (loss) per share:

Net income (loss)	$0.00	$0.00	$0.04	$(0.01)
Weighted average number of common shares outstanding	23,465,512	23,579,118	23,465,512	23,579,118

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2022:

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Net loss for six months ended June 30, 2022			(186,957)	(186,957)

Amortization of value of employee stock options		16,111		16,111

Balance at June 30, 2022	22,215,512	$24,807,679	(22,083,961)	$2,723,718

Three Months Ended June 30, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2022	22,215,512	$24,799,191	$(22,033,700)	$2,765,491

Net loss for three months ended June 30, 2022			(50,261)	(50,261)

Amortization of value of employee stock options		8,488		8,488

Balance at June 30, 2022	22,215,512	$24,807,679	$22,083,961	$2,723,718

Three Months Ended June 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2021:

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Net income for six months ended June 30, 2021			912,573	912,573

Amortization of value of employee stock options		12,737		12,737

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

Three Months Ended June 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2021	22,215,512	$24,769,816	$(21,579,061)	$3,190,755

Amortization of value of employee stock options		6,368		6,368

Net income for three months ended June 30, 2021			85,165	85,165

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
OPERATING ACTIVITIES	2021	2022
Net income (loss)	$912,573	$(186,957)
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	545,110	471,613
Amortization of lease costs in excess of cash paid	18,605	10,561
Deferred income taxes	-	(61,913)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(126,827)	(127,824)
Inventories	(17,106)	(525)
Prepaid expenses	(70,174)	(35,297)
Other assets	(31,726)	(74,095)
Increase (decrease) in:
Accounts payable and accrued expenses	(344,391)	165,944
NET CASH PROVIDED BY OPERATING ACTIVITIES	886,064	161,507

INVESTING ACTIVITIES
Purchase of property and equipment	(63,750)	(524,731)
NET CASH USED IN INVESTING ACTIVITIES	(63,750)	(524,731)

FINANCING ACTIVITIES
Payment of principal on bank loans	-	-
Payment of principal on convertible notes	-	-
Proceeds of new loan - Corbel	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-

Increase (decrease) in cash	822,314	(363,224)
Cash at beginning of period	1,194,363	1,263,513
Cash at end of period	$2,016,677	$900,289

Supplemental schedule of investing and financing activities

Cash paid for interest	$446,801	$459,533

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

Significant Accounting Policies

On February 5, 2021, the Company borrowed $940,734 under the Paycheck Protection Program (the “PPP”). The funds, according to the provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), could be used for payroll costs including payroll benefits, interest on mortgage obligations, rent under lease agreements and utilities. Since the Company met all of the eligibility requirements to participate in the PPP and it was probable from the beginning that the Company’s PPP borrowing would be forgiven, the Company’s participation in the PPP program was accounted for as a government grant. Since the entire amount of the PPP participation was used to pay qualified expenses prior to March 31, 2021, the qualifying expenses are presented herein as a reduction of those related expenses in the quarter ended March 31, 2021.

There have been no other significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, especially in light of recent volatility and uncertainty resulting from the coronavirus (“COVID-19) pandemic and the governmental response.

Note 2 – Royalties and fees included initial franchise fees of $60,000 for the three-month period ended June 30, 2022, and $97,000 for the three-month period ended June 30, 2021.  Royalties and fees included equipment commissions of $20,800 for the three-month period ended June 30, 2022, and $13,000 for the three-month period ended June 30, 2021.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.1 million for the three-month period ended June 30, 2022, and $1.2 million for the three-month period ended June 30, 2021.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and deferred costs were $864,590 on June 30, 2022.

At December 31, 2021 and June 30, 2022, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheets as of December 31, 2021 and June 30, 2022, will be collected.  In 2020, in light of the additional uncertainty created as a result of the COVID 19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables.  The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

There were 3,069 franchises/licenses in operation on December 31, 2021 and 3,081 franchises/licenses were in operation on June 30, 2022.  During the six-month period ended June 30, 2022 there were 16 new outlets opened and four outlets closed.  In the ordinary course, grocery stores from time to time add our licensed products, remove them and may subsequently re-offer them.  Therefore, it is unknown how many of the 2,404 licensed grocery store units included in the counts above have left the system.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2022:

	Three Months Ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(50,261)	22,215,512	$0.00
Effect of dilutive securities
Convertible notes	15,625	1,250,000
Dilutive shares	-	113,606

Diluted earnings per share
Net loss (1)	$(34,640)	23,579,118	$0.00

	Six Months Ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(186,957)	22,215,512	$(0.01)
Effect of dilutive securities
Convertible notes	31,250	1,250,000
Dilutive shares	-	113,606

Diluted earnings per share
Net loss (1)	$(155,707)	23,579,118	$(0.01)

(1) Net loss per share is shown as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2021:

	Three Months Ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$85,165	22,215,512	$0.00
Effect of dilutive securities
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net income	$100,790	23,465,510	$0.00

	Six Months Ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$912,573	22,215,512	$0.04
Effect of dilutive securities
Convertible notes	31,250	1,250,000
Diluted earnings per share
Net income	$943,823	23,465,512	$0.04

Note 4 -On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75% per annum. In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes (as defined in the Agreement), at the Company's discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Note 5- The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC.  There were no subsequent events that required recognition or disclosure beyond what is disclosed in this report.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron and other variants of COVID-19 in early 2022.  Many states and municipalities in the United, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19 which negatively affected the Company’s operations.  As the duration and scope of the pandemic is uncertain these orders are subject to further modification which could adversely affect the Company.  Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company’s business.

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

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP.  In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT.  Because the $940,734 loan was applied against relevant expenses in the first quarter 2021, the results of operations for the six-month periods in 2021 and 2022 are of limited comparability.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated locations, with two additional locations now in the site procurement stage.  The Company-operated locations serve as the base for franchising which it sees as a strong potential future growth driver.  In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at the time.  The franchisee opened the first franchised Craft Pizza &Pub location in May 2019 and another location in November 2020.  In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.  In the second quarter of 2022 the Company completed planning and development for a new generation Craft Pizza & Pub which will be smaller, easier to operate and requiring less initial investment, factors which the Company believes could broaden the appeal of the concept to a greater franchising audience.

As discussed above under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business since the first quarter of 2020.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Traditional pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original specialty pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads, a salad bar and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, which have been offered in its locations since 1972.

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

The Company has third-party distributors strategically located throughout the United States.  The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee locations and to its grocery store distributors in their respective territories.  Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributor, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement.  Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2021		2022		2021		2022
Revenue	$2,264,739	100%	$2,503,363	100%	$4,373,436	100%	$4,786,960	100%
Cost of sales	472,307	20.9	523,135	20.9	910,318	20.8	993,408	20.8
Salaries and wages	642,302	28.4	720,537	28.6	871,251	19.9	1,443,494	30.2
Facility cost including rent, common area and utilities	340,368	15.0	406,536	16.2	454,752	10.4	800,233	16.7
Packaging	57,702	2.5	85,005	3.4	114,399	2.6	165,743	3.5
Delivery fees	91,972	4.1	39,423	1.6	186,217	4.3	76,347	1.6
All other operating expenses	331,093	14.6	388,253	15.5	627,701	14.4	742,193	15.5
Total expenses	1,935,744	85.5	2,162,889	86.4	3,164,638	72.4	4,221,418	88.2
Margin contribution	$328,995	14.5%	$340,474	13.6	$1,208,798	27.6%	$565,542	11.8%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising activities and the percent relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2021		2022		2021		2022
Total royalties and fees revenue	$1,199,260	100%	$1,064,363	100%	$2,253,220	100%	$2,098,607	100%
Salaries and wages	208,305	17.4	216,658	20.4	296,551	13.2	410,254	19.6
Trade show expense	84,000	7.0	45,000	4.2	189,000	8.4	135,000	6.4
Insurance	89,408	7.5	99,431	9.3	151,806	6.7	195,281	9.3
Travel and auto	21,914	1.8	40,002	3.8	38,284	1.7	58,809	2.8
All other operating expenses	78,682	6.6	82,149	7.7	146,033	6.5	145,251	6.9
Total expenses	482,309	40.2	483,240	45.4	821,674	36.5	944,595	45.0
Margin contribution	$716,951	59.8%	$581,123	54.6%	$1,431,546	63.5%	$1,154,012	55.0%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2021		2022		2021		2022
Revenue	$117,197	100%	$177,115	100%	$233,301	100%	$310,244	100%
Cost of sales	42,328	36.1	71,076	40.1	86,357	37.0	120,945	39.0
Salaries and wages	48,301	41.2	60,167	34.0	65,682	28.2	112,541	36.3
Rent	11,542	9.8	17,075	9.6	22,858	9.8	29,884	9.6
Packaging	3,572	3.0	5,933	3.3	6,842	2.9	10,732	3.4
All other operating expenses	12,916	11.0	15,499	8.8	26,074	11.2	28,524	9.2
Total expenses	118,659	101.2	169,750	95.8	207,813	89.1	302,626	97.5
Margin contribution	$(1,462)	(1.2)%	$7,365	4.2%	$25,488	10.9%	$7,618	2.5%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.26 million to $2.50 million and from $4.37 million to $4.79 million for the respective three-month and six-month periods ended June 30, 2022, compared to the corresponding periods in 2021.  Revenue reflected the opening of additional Craft Pizza & Pub restaurants in October and December 2021, respectively, but that increase was partially offset by the impact of the Omicron variant of COVID-19 especially in January and February 2022.

Cost of sales as a percentage of revenue from this venue remained approximately the same at 20.9% and 20.8%, respectively, for the three-month and six-month periods ended June 30, 2022 compared to the corresponding periods in 2021.  The Company incurred significant increases in product cost but was able to offset that with menu price increases and efficiency gained as staffing levels stabilized and employee experience levels increased.

Salaries and wages were 28.6% and 30.2% for the respective three-month and six-month periods compared to 28.4% and 19.9% for the corresponding periods in 2021. The cost of salaries and wages as a percentage of revenue for this venue have increased significantly due to the competitive environment for available labor caused by the general shortness of available labor in 2022, only partially offset by menu price increases.  For the six months ended June 30, 2021 salaries and wages represented 19.9% of revenue which reflected the PPP loan/grant used in part to reimburse the Company $370,832 of payroll costs in the first quarter 2021.

Gross margin contribution as a percentage of revenue for this venue was 13.6% and 11.8% compared to 14.5% and 27.6% for the three-month and six-month periods ended June 30, 2022, respectfully, compared to the corresponding periods last year.  The reduction in margin for the three-month period ended June 30, 2022 compared to the corresponding period in 2021 was primarily the result of general inflation increasing utility costs, packaging and other operating costs only partially offset by menu price increases.  The 11.8% margin in the six-month period ended June 30, 2022 reflected the significant decline in sales during January and February due to the rapid spread of the Omicron virus during the period December 2021 through February 2022.  That margin also reflected the general inflationary pressures as described above in the three-month period. The margin of 27.6% in the six-month period ended 2021 reflected the expenses which were partially reimbursed from the PPP loan/grant in February 2021.

Franchising

Total revenue was $1.06 million and $2.10 million for the three-month and six-month periods ended June 30, 2022 compared to $1.20 million and $2.25 million for the comparable periods in 2021, respectively.  Franchising had a significant loss of sales during the COVID pandemic primarily because of closures of many host locations in different parts of the country which closed due to government regulations.  The revenue has been gradually increasing again due to the opening of new locations and on a sequential quarter basis revenue from this venue increased from $1,013,000 in the three-month ended December 31, 2021, to $1,034,000 in the three-months ended March 31, 2022 and to $1,064,000 in the three-months ended June 30, 2022, respectively.  That trend is expected to continue and increase as a result of new openings in July 2022 and anticipated openings during the balance of 2022.

Salaries and wages, trade show expense, insurance and other operating costs as a percentage of revenue from this venue were 45.4% and 45.0% for the three-month and six-month periods ended June 30, 2022 compared to 40.2% and 36.5%, respectively, for the corresponding periods in 2021.  The 36.5% for total expenses in the six-months ended June 30, 2021 reflected the reduction of payroll and other expenses partially reimbursed by the PPP loan/grant in February 2021, but which was partially offset in the six months ended June 30, 2022 by a reduction in trade show cost as a result of doing fewer trade shows.

Margin was 54.6% and 55.0% for the three-month and six-month periods ended June 30, 2022, compared to 59.8% and 63.5% for the comparable periods in 2021, respectively.  The decrease in margin was largely the result of the decrease in revenue.  As explained above the revenue decreased due to the closure of locations throughout the country during the COVID-19 pandemic as a result of government regulations.  That revenue decrease is gradually being overcome by the opening of new locations, as explained above.

Company-Owned Non-Traditional Locations

Gross revenue from this venue was $177,000 and $310,000 during the three-month and six-month periods ended June 30, 2022 compared to $117,000 and $233,000 for the comparable periods in 2021, respectively.   The primary reason for the increase during both periods was the withdrawal of certain restrictions placed on hospital locations as a result of the COVID-19 pandemic as a result of which hospitals were restricted from having outside visitors and staff inside the hospital restricted from going from one area of the hospital to another.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses were $170,000 and $303,000 for the three-month and six-month periods ended June 30, 2022 compared to $119,000 and $208,000 for the comparable periods in 2021, respectively.  The primary reason for the increase in both periods was the increase in revenue as a result of lifting restrictions on the hospital due to the COVID-19 pandemic, as explained above.

Corporate Level Results of Operations

Depreciation and amortization were $112,687 and $225,439 for the three-month and six-month periods ended June 30, 2022 compared to $142,133 and $306,849 for the comparable periods in 2021, respectively.  The depreciation decrease was the result of not opening any new corporate-owned locations to date in 2022.

General and administrative expenses were $540,000 and $1.08 million for the three-month and six-month periods ended June 30, 2022, compared to $482,000 and $780,000 for the comparable periods in 2021, respectively.  The primary reason for the increase was a partial reimbursement of certain qualifying expenses through the February 2021 PPP loan/grant and the hiring of an outside investor relations consultant.

Operating income was $282,000 and $441,000 for the three-month and six-month periods ended June 30, 2022 compared to $424,000 and $1.6 million for the comparable periods in 2021, respectively. The primary reason for the decrease was the $940,000 PPP loan/grant in February 2021.

Interest expense was $348,000 and $690,000 for the three-month and six-month periods ended June 30, 2022 compared to $339,000 and $673,000 for the comparable periods in 2021, respectively.  The primary reason for the increase in both periods was a result of the non-cash PIK interest which adds to the principal amount of the Corbel loan outstanding.

Net loss was $50,000 and $187,000 for the three-month and six-month periods ended June 30, 2022, compared to net income$85,000 and $913,000 for the comparable periods in 2021, respectively.  The primary reason for the decrease was the $940,000 PPP loan/grant in February 2021 which was partially offset by a decrease in revenue from franchising and an increase in revenue from Company-owned Craft Pizza & Pub locations.

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

The Company’s current ratio was 2.12-to-1 as of June 30, 2022, compared to 2.3-to-1 as of December 31, 2021.

In January 2017, the Company completed the private placement of $2.4 million principal amount of the Notes convertible to common stock at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023.  These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share. The notes increased on the balance sheet due to the adding of PIK interest to the note balance. The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

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

The Company does not anticipate that any of the recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic,the availability and cost of hourly and management labor to adequately staff Company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt.  As of June 30, 2022, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.6 million.  The Company’s current borrowings are at a variable rate tied to LIBOR plus 7.75% per annum adjusted on a monthly basis.  Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $87,000 over the succeeding 12-month period.

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

4.1	Description of Registered Securities, dated May 11, 2022, filed as Exhibit 4.1 to the Registrant’s Form 10-Q, is incorporated herein by reference.

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

20

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

10.3	Agreement dated April 8, 2015, by and among the Registrant and the shareholder parties, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 8, 2015, is incorporated herein by reference.

10.4	Form of 10% Convertible Subordinated Unsecured note filed as Exhibit 10.16 to the Registrant's Form 10-K filed on March 27, 2017, is incorporated herein by reference.

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

NOBLE ROMAN'S, INC.

Date: August 10, 2022	By	/s/ Paul Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

22