Form 10-Q
period 2022-09-30
NOBLE ROMANS INC
filed 2022-11-09
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 29, 2022, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2021 and September 30, 2022 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2021 and 2022 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders' equity for the three-month periods ended September 30, 2022 and 2021 and nine-month periods ended September 30, 2022 and 2021 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2022 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	September 30, 2022
Assets
Current assets:
Cash	$1,263,513	$742,989
Accounts receivable – net	904,474	1,031,063
Inventories	994,085	1,011,835
Prepaid expenses	415,309	471,646
Total current assets	3,577,381	3,257,533

Property and equipment:
Equipment	4,216,246	4,340,277
Leasehold improvements	3,065,644	3,115,007
Construction and equipment in progress	235,051	259,882
	7,516,941	7,715,166
Less accumulated depreciation and amortization	2,366,927	2,704,922
Net property and equipment	5,150,014	5,010,244
Deferred tax asset	3,232,406	3,294,319
Deferred contract cost	810,044	878,363
Goodwill	278,466	278,466
Operating lease right of use assets	6,003,044	5,832,875
Other assets including long-term portion of receivables – net	324,402	407,115
Total assets	$19,375,757	$18,958,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$919,157	$403,402
Current portion of operating lease liability	656,146	700,516
Current portion of Corbel loan payable	-	266,664
Total current liabilities	1,575,303	1,370,582

Long-term obligations:
Term loan payable to Corbel – net of current portion	7,898,941	7,959,959
Corbel warrant value	29,037	29,037
Convertible notes payable	597,229	616,455
Operating lease liabilities – net of current portion	5,570,639	5,370,921
Deferred contract income	810,044	878,363
Total long-term liabilities	14,905,890	14,854,735

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2021 and as of September 30, 2022)	24,791,568	24,813,707
Accumulated deficit	(21,897,004)	(22,080,109)
Total stockholders’ equity	2,894,564	2,733,598
Total liabilities and stockholders’ equity	$19,375,757	$18,958,915

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue:
Restaurant revenue - company-owned restaurants	$2,122,352	$2,587,182	$6,495,788	$7,374,143
Restaurant revenue - company-owned non-traditional	120,316	195,647	353,617	505,891
Franchising revenue	1,177,776	1,119,793	3,430,995	3,218,401
Administrative fees and other	3,734	5,961	10,803	25,226
Total revenue	3,424,178	3,908,583	10,291,203	11,123,661

Operating expenses:
Restaurant expenses - company-owned restaurants	1,893,721	2,195,261	5,058,358	6,416,679
Restaurant expenses - company-owned non-traditional	126,765	201,013	334,579	503,639
Franchising expenses	491,798	499,478	1,313,472	1,444,073
Total operating expenses	2,512,284	2,895,752	6,706,409	8,364,391

Depreciation and amortization	142,133	112,555	448,892	337,994
General and administrative expenses	505,992	518,416	1,286,530	1,598,689
Total expenses	3,160,409	3,526,723	8,441,831	10,301,074
Operating income	263,769	381,860	1,849,372	822,587

Interest expense	343,184	378,008	1,016,214	1,067,605
Income (loss) before income taxes	(79,415)	3,852	833,158	(245,018)
Income tax benefit	-	-	-	(61,913)
Net income (loss)	$(79,415)	$3,852	$833,158	$(183,105)

Earnings per share – basic:
Net income (loss) before income tax	$0.00	$0.00	$0.04	$(0.01)
Net income (loss)	$0.00	$0.00	$0.04	$(0.01)
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income (loss) before income tax	$0.00	$0.00	$0.04	$(0.01)
Net income (loss)	$0.00	$0.00	$0.04	$(0.01)
Weighted average number of common shares outstanding	23,522,028	23,513,954	23,522,028	23,513,954

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited)

Nine Months Ended September 30, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Net loss for nine months ended September 30, 2022			(183,105)	(183,105)

Amortization of value of employee stock options		22,139		22,139

Balance at September 30, 2022	22,215,512	$24,813,707	$(22,080,109)	$2,733,598

Three Months Ended September 30, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2022	22,215,512	$24,807,679	$(22,083,961)	$2,723,718

Amortization of value of employee stock options		6,028		6,028

Net income for three months ended September 30, 2022			3,852	3,852

Balance at September 30, 2022	22,215,512	$24,813,707	$(22,080,109)	$2,733,598

See accompanying notes to condensed consolidated financial statements (unaudited).

Nine Months Ended September 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978

Net income for nine months ended September 30, 2021			833,158	833,158

Amortization of value of employee stock options		20,863		20,863

Balance at September 30, 2021	22,215,512	$24,784,310	$(21,573,311)	$3,210,999

Three Months Ended September 30, 2021:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2021	22,215,512	$24,776,184	$(21,493,896)	$3,282,288

Amortization of value of employee stock options		8,126		8,126

Net loss for three months ended September 30, 2021			(79,415)	(79,415)

Balance at September 30, 2021	22,215,512	$24,784,310	$(21,573,311)	$3,210,999

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2022
OPERATING ACTIVITIES
Net income (loss)	$833,158	$(183,105)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807,816	707,040
Amortization of lease cost in excess of cash paid	27,151	14,821
Deferred income taxes	-	(61,913)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(51,452)	(126,589)
Inventories	(28,612)	(17,750)
Prepaid expenses	24,068	(56,337)
Other assets including long-term portion of receivables	(55,299)	(82,714)
(Decrease) in:
Accounts payable and accrued expenses	(395,514)	(170,512)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,161,316	22,941

INVESTING ACTIVITIES
Purchase of property and equipment	(566,409)	(543,465)
NET CASH USED IN INVESTING ACTIVITIES	(566,409)	(543,465)

FINANCING ACTIVITIES
Lease liabilities	-	-
NET CASH USED BY FINANCING ACTIVITIES	-	-

Increase (decrease) in cash	594,907	(520,524)
Cash at beginning of period	1,194,363	1,263,513
Cash at end of period	$1,789,270	$742,989

Supplemental schedule of investing and financing activities

Cash paid for interest	$675,466	$720,697

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, especially in light of past and potential future volatility and uncertainty resulting from the Coronavirus (“COVID-19”) pandemic and the governmental and consumer response.

Note 2 – Royalties and fees included initial franchise fees of $60,500 and $203,500 for the three-month and nine-month periods ended September 30, 2022, and $24,000 and $175,500 for the three-month and nine-month periods ended September 30, 2021. Royalties and fees included equipment commissions of $12,500 and $41,300 for the three-month and nine-month periods ended September 30, 2022, and $2,200 and $25,900 for the three-month and nine-month periods ended September 30, 2021. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.1 million and $3.2 million for the three-month and nine-month periods ended September 30, 2022, and $1.2 million and $3.4 million for the three-month and nine-month periods ended September 30, 2021. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and deferred costs were $878,400 on September 30, 2022.

At December 31, 2021 and September 30, 2022, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheets as of December 31, 2021 and September 30, 2022, will be collected. In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for uncollectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received.

During the nine-month period ended September 30, 2022 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same nine-month period there were 23 new non-traditional outlets opened and six non-traditional outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2022:

	Three Months Ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$3,852	22,215,512	$0.00
Effect of dilutive securities
Stock dilution	-	48,442
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net loss	$19,477	23,513,954	$0.00

	Nine Months Ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(183,105)	22,215,512	$(0.01)
Effect of dilutive securities
Stock dilution	-	48,442
Convertible notes	46,875	1,250,000
Diluted earnings per share
Net income	$(136,230)	23,513,954	$(0.01)

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2021:

	Three Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(79,415)	22,215,512	$(0.00)
Effect of dilutive securities
Stock dilution	-	56,516
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net loss	$(63,790)	23,522,028	$(0.00)

	Nine Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$833,158	22,215,512	$0.04
Effect of dilutive securities
Stock dilution	-	56,516
Convertible notes	46,875	1,250,000
Diluted earnings per share
Net income	$880,033	23,522,028	$0.04

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

The Senior Note bears cash interest of LIBOR plus 7.75% per annum, as defined in the Agreement. In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron and other variants of COVID-19 in late 2021 and early in 2022. Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operation of dine-in restaurants and other businesses in light of COVID-19 which negatively affected the Company’s operations. As the duration and scope of the pandemic is uncertain these orders are subject to further modification which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company’s business.

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

On February 5, 2021, the Company received an additional loan of $940,734 under the PPP. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the CARES ACT. Because the $940,734 loan was applied against relevant expenses in the first quarter 2021, the results of operations for the nine-month periods in 2021 and 2022 are of limited comparability.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of eight more Company-operated locations. The Company-operated locations serve as the base for franchising which the Company sees as a strong potential future growth driver. In 2019, the Company executed an agreement with the first such operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at the time. The franchisee opened the first franchised Craft Pizza &Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana. In the second quarter of 2022 the Company completed planning and development for a new generation Craft Pizza & Pub which will be smaller, easier to operate and requires less initial investment, factors which the Company believes could broaden the appeal of the concept to a greater franchising audience.

As discussed above under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business, especially franchising, since the first quarter of 2020.

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

Business Strategy

The Company is focused on revenue expansion while continuing to minimize corporate-level overhead. To accomplish this, the Company will continue developing, owning and operating Craft Pizza & Pub locations and franchising to qualified franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising primarily to convenience stores and entertainment centers.

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

The Company has third-party distributors strategically located throughout the United States. The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee/licensee. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributor, and distributes the ingredients to the franchisee/licensee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee/licensee and the respective distributor.

Financial Summary

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. The Company periodically evaluates the carrying value of its assets, including property, equipment and related costs, accounts receivable and deferred tax assets, to assess whether any impairment indications are present. If any impairment of an individual asset is evident, a charge will be provided to reduce the carrying value to its estimated fair value.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percent relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2021		2022		2021		2022
Revenue	$2,122,352	100%	$2,587,182	100%	$6,495,788	100%	$7,374,143	100%
Cost of sales	444,831	21.0	569,470	22.0	1,355,148	20.9	1,562,878	21.2
Salaries and wages	618,729	29.2	712,239	27.5	1,489,980	22.9	2,155,734	29.2
Facility cost including rent, common area and utilities	353,382	16.7	432,126	16.7	808,134	12.4	1,232,359	16.7
Packaging	69,792	3.3	93,647	3.6	184,191	2.8	259,390	3.5
Third-party delivery fees	97,998	4.6	39,330	1.5	284,215	4.4	115,677	1.6
All other operating expenses	308,989	14.6	348,448	13.5	936,690	14.4	1,090,641	14.8
Total expenses	1,893,721	89.4	2,195,260	84.8	5,058,358	77.8	6,416,679	87.0
Margin contribution	$228,631	10.6%	$391,922	15.2%	$1,437,430	22.2%	$957,464	13.0%

Margin contribution from this venue for the nine-month period ended September 30, 2022 was decreased $14,228 for non-cash expense related to the adoption of ASU 2016-02 accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2021		2022		2021		2022
Royalties and fees franchising	$1,177,776	100%	$1,119,793	100%	$3,430,995	100%	$3,218,401	100%
Salaries and wages	207,046	17.6	227,441	20.3	503,596	14.7	637,695	19.8
Trade show expense	105,000	8.9	90,000	8.0	294,000	8.6	225,000	7.0
Travel and auto	13,539	1.1	22,348	2.0	51,823	1.5	81,158	2.5
All other operating expenses	166,213	14.2	159,689	14.3	464,053	13.5	500,220	15.6
Total expenses	491,798	41.8	499,478	44.6	1,313,472	38.3	1,444,073	44.9
Margin contribution	$685,978	58.2%	$620,315	55.4%	$2,117,523	61.7%	$1,774,328	55.1%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2021		2022		2021		2022
Revenue	$120,316	100%	$195,647	100%	$353,617	100%	$505,891	100%
Total expenses	126,765	105.4	201,013	102.7	334,579	94.6	503,639	99.6
Margin contribution	$(6,449)	(5.4)%	$(5,366)	(2.7)%	$19,038	5.4%	$2,252	.4%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.1 million to $2.6 million and from $6.5 million to $7.4 million for the respective three-month and nine-month periods ended September 30, 2022, compared to the corresponding periods in 2021. Revenue reflected the opening of additional Craft Pizza & Pub restaurants in October and December 2021 and same store sales increases, both of which were partially offset by the impact of the Omicron variant of COVID-19 in January and February 2022.

Cost of sales as a percentage of revenue from this venue increased from 21.0% to 22.0% for the three-month period and from 20.9% to 21.2% for the nine-month period ended September 30, 2022 compared to the corresponding periods in 2021. The Company incurred significant increases in product cost but was able to offset most of that cost with menu price increases and efficiency gained as staffing levels stabilized and employee experience levels increased.

Salaries and wages, as a percentage of revenue from this venue, were 27.5% and 29.2% for the three-month and nine-month periods ended September 30, 2022 compared to 29.2% and 22.9% for the corresponding periods in 2021. The cost of salaries and wages for this venue has increased significantly due to the competitive environment for available labor caused by the general shortage of available labor in 2022, which was mostly offset by menu price increases. For the nine months ended September 30, 2021 salaries and wages were reduced to 22.9% of revenue as a result of the PPP loan/grant used in part to reimburse the Company $370,832 of payroll costs in the first quarter 2021.

Gross margin contribution as a percentage of revenue for this venue was 15.2% and 13.0% for the three-month and nine-month periods ended September 30, 2022 compared to 10.6% and 22.2% for the corresponding periods in 2021. The margin of 13.0% for the nine-month period was adversely affected in January and February because of the spread of the Omicron variant in the market area where the Company-owned restaurants are located. The increase in margin in the most recent three-month period reflected more efficient use of labor and facility cost. The increase in margin for the nine-month period ended September 30, 2021 was primarily a result of certain expenses being reimbursed in 2021 by the PPP loan/grant including the reimbursement of $370,832 payroll costs in the first quarter 2021.

Franchising

Total revenue was $1.1 million and $3.2 million for the three-month and nine-month periods ended September 30, 2022, compared to $1.2 million and $3.4 million for the comparable periods in 2021, respectively. Franchising had a significant loss of sales during the COVID-19 pandemic primarily because of closures of many host locations in different parts of the country which were forced to close due to government regulations to restrict the spread of COVID-19. The revenue has been gradually increasing again due to the opening of new locations and on a sequential quarter basis revenue from this venue increased from $1,013,000 in the three-months ended December 31, 2021, to $1,034,000 in the three-months ended March 31, 2022, to $1,064,000 in the three-months ended June 30, 2022, and to $1,120,000 in the three-months ended September 30, 2022, respectively. The Company expects the trend to continue to increase as a result of new openings anticipated during the balance of 2022 and into 2023.

Salaries and wages, trade show expense, insurance and other operating costs as a percentage of revenue from this venue were 44.6% and 44.9% for the three-month and nine-month periods ended September 30, 2022 compared to 41.8% and 38.3%, respectively, for the corresponding periods in 2021. The 38.3% for total expenses, as a percentage of revenue from this venue, in the nine-months ended September 30, 2021 reflected the reduction of payroll and other expenses partially reimbursed by the PPP loan/grant in February 2021, but which was partially offset in the nine months ended September 30, 2022 by a reduction in trade show cost as a result of participating in fewer trade shows.

Margin contribution was 55.4% and 55.1%, as a percentage of revenue from this venue, for the three-month and nine-month periods ended September 30, 2022, compared to 58.2% and 61.7% for the comparable periods in 2021, respectively. The decrease in margin contribution was partially the result of the decrease in revenue. As explained above franchising revenue decreased due to the closure of locations throughout the country during the COVID-19 pandemic as a result of government regulations. That revenue decrease is gradually improving as a result of the opening of new locations, as explained above.

Company-Owned Non-Traditional Locations

Gross revenue from this venue was $196,000 and $506,000 during the three-month and nine-month periods ended September 30, 2022, compared to $120,000 and $354,000 for the comparable periods in 2021, respectively. The primary reason for the increase during both periods was the withdrawal of restrictions placed on hospital locations as a result of the COVID-19 pandemic that prevented hospitals from having outside visitors and staff inside the hospital restricted from going from one area of the hospital to another. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses were $201,000 and $504,000 for the three-month and nine-month periods ended September 30, 2022, compared to $127,000 and $335,000 for the comparable periods in 2021, respectively. The primary reason for the increase in both periods was the increase in revenue as a result of lifting restrictions on the hospital due to the COVID-19 pandemic, as explained above.

Corporate Level Results of Operations

Depreciation and amortization were $113,000 and $338,000 for the three-month and nine-month periods ended September 30, 2022, compared to $142,000 and $449,000 for the comparable periods in 2021, respectively. The depreciation decrease was the result of not opening any new corporate-owned locations to date in 2022.

General and administrative expenses were $518,000 and $1.6 million for the three-month and nine-month periods ended September 30, 2022, compared to $506,000 and $1.3 million for the comparable periods in 2021, respectively. The primary reason for the increase was a partial reimbursement of certain qualifying expenses through the February 2021 PPP loan/grant and the hiring of an outside investor relations consultant.

Operating income was $382,000 and $823,000 for the three-month and nine-month periods ended September 30, 2022 compared to $264,000 and $1.8 million for the comparable periods in 2021, respectively. The primary reason for the decrease in year-to-date was the $941,000 PPP loan/grant in February 2021 which reduced certain qualifying expenses during that period.

Interest expense was $378,000 and $1.1 million for the three-month and nine-month periods ended September 30, 2022 compared to $343,000 and $1.0 million for the comparable periods in 2021, respectively. The primary reason for the increases was the non-cash PIK interest which adds to the principal amount of the Corbel loan outstanding.

As a result of the above factors, net income (loss) was $4,000 and $(183,000) for the three-month and nine-month periods ended September 30, 2022, compared to $(79,000) and $833,000 for the comparable periods in 2021, respectively.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November 2017, January and June 2018, March, October and December 2020, and October and December 2021.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional Company-owned non-traditional locations.

The Company’s current ratio was 2.38-to-1 as of September 30, 2022, compared to 2.27-to-1 as of December 31, 2021.

In January 2017, the Company completed the private placement of $2.4 million principal amount of the Notes convertible to common stock at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s common stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s common stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023 and recently holders of the Notes in the principal amount of $475,000 extended the maturity until February 28, 2025. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding with $475,000 due February 28, 2025 and $150,000 due January 31, 2023. These Notes bear interest at 10% per annum paid quarterly and are convertible to common stock any time prior to maturity at the option of the holder at $0.50 per share and are subordinate to the senior note payable to Corbel Capital Partners SBIC, L.P. The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

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

The Senior Note bears cash interest of LIBOR plus 7.75% per annum, as defined in the Agreement. In addition, the Senior Note requires PIK Interest of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note does not require any fixed principal payments until February 28, 2023, at which time required monthly payments of principal in the amount of $33,333 begin and continue until maturity. The Senior Note requires the Company to make additional payments on the principal balance of the Senior Note based on its consolidated excess cash flow, as defined in the Agreement.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic, the availability and cost of hourly and management labor to adequately staff Company-operated and franchise operations, competitive factors and pricing pressures, accelerating inflation and the cost of labor, food items and supplies, non-renewal of franchise agreements, shifts in market demand, the success of new franchise programs, including the smaller Noble Roman’s Craft Pizza & Pub format under development, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the impact of franchise regulation, the success or failure of individual franchisees and changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors " contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2022, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.7 million. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $87,000 over the succeeding 12-month period.

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

NOBLE ROMAN'S, INC.

Date: November 9, 2022	By:	/s/ Paul W. Mobley
Paul W. Mobley,
Executive Chairman, Chief Financial Officer and Principal Accounting Officer
(Authorized Officer and Principal Financial Officer)

