Form 10-K
period 2022-12-31
NOBLE ROMANS INC
filed 2023-04-13
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registratant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $3.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of March 15, 2023.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021, with additional locations under consideration. The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success. In 2019 the Company executed an agreement with the first franchise operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at that time. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald’s, opened a Craft Pizza & Pub in Evansville, Indiana.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business and its franchising strategy since the pandemic emerged during the first quarter of 2020.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date baking technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which has been offered in its locations since 1972. In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The Company designed its curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience. With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets. Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle. For those who choose to pay after they arrive, pizza valets can take credit card payments on their mobile payment devices right at the customer’s vehicle. With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes.

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

•	A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.
•	Fresh packed, uncondensed and never cooked sauce made with secret spices, parmesan cheese and vine-ripened tomatoes in all venues.
•	100% real cheese blended from mozzarella and Muenster, with no additives or extenders.
•	100% real meat toppings, with no soy additives or extenders, a distinction compared to many pizza concepts.
•	Vegetables (like onions and green peppers) and mushrooms for pizzas are sliced and delivered fresh, never canned.
•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
•	The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise and licensing base.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses. To accomplish this, the Company plans to continue developing, owning and operating Craft Pizza & Pub locations and franchising that format to qualified multi-unit franchisees. At the same time, the Company will continue to focus on franchising/licensing for non-traditional locations by franchising that format primarily to convenience stores and entertainment centers.

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

The Company utilizes distributors it has strategically identified in areas across the United States where Company-owned and franchise operations are located. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries.

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

Seasonality of Sales

Inclement or unusually cold winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are primarily designed for in-store dining and carry-out, which in turn affects Company revenue. Initial nice spring weather may also adversely affect sales in Craft Pizza & Pub locations as people first start to spend time outside. Sales of non-traditional franchises or licenses may be affected by weather and holiday periods. Sales to certain non-traditional venues may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Product sales of the non-traditional franchises/licenses may be slower during the first quarter of the year.

Human Capital

As of March 1, 2023, the Company employed approximately 44 persons full-time and 163 persons on a part-time, hourly basis, of which 14 of the full-time employees are employed in sales and service of the franchise/license units and 30 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

Trademarks and Service Marks

The Company owns and protects several trademarks and service marks. Many of these, including NOBLE ROMAN’S®, Noble Roman’s Pizza®, THE BETTER PIZZA PEOPLE®, “Noble Roman’s Take-N-Bake Pizza,” “Noble Roman’s Craft Pizza & Pub®,” “Pizza Valet” and “Tuscano’s Italian Style Subs®,” are registered with the U.S. Patent and Trademark Office as well as with the corresponding agencies of certain other foreign governments. The Company believes that its trademarks and service marks have significant value and are important to its sales and marketing efforts.

Government Regulation

The Company and its franchisees and licensees are subject to various federal, state and local laws affecting the operation of the respective businesses. Each location, including the Company’s Craft Pizza & Pub locations, are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as third parties that produce and distribute products the Company and its franchisees and licensees sell are also licensed and subject to regulation by state and local health and fire codes, and the U. S. Department of Transportation. The Company, its franchisees, licensees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters.The Company is subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees or licensees, or their interpretation, could have a material adverse effect on the Company’s business.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron and other variants of COVID-19 in late 2021 and early in 2022. Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operations of dine-in restaurants and other businesses in light of COVID-19 which negatively affected the Company’s operations. As the duration and scope of the pandemic is uncertain these orders are subject to further modification, which could adversely affect the Company. Further, the Company can provide no assurance the phase out of restrictions will have a positive effect on the Company’s business.

Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of potential franchisees for both the Company’s Craft Pizza & Pub and non-traditional venues.

On February 5, 2021, the Company received a loan of $940,734 under the Paycheck Protection Program (“PPP”), which was in addition to prior PPP loans. In accordance with the applicable accounting policy adopted, the Company accounted for the loan as a government grant and presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021. The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements and utilities and other qualifying expenses pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Because the $940,734 loan was applied against relevant expenses in the first quarter 2021, the result of operations for the 12-month periods in 2021 and 2022 are of limited comparability.

The employee retention credit (“ERC”) is a refundable tax credit that businesses can claim on qualified wages paid to employees. The program was introduced on March 27, 2020 in the CARES Act to incentivize employees to keep their employees on their payroll during the pandemic and economic shutdown. The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021. The credit was also limited to a maximum annual per employee credit of $5,000. The credit was then extended through June 30, 2021 by the Tax Payer Certainty and Disaster Relief Act (“Relief Act”) (Division EE of the Consolidated Appropriations Act). The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021. The program was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively cut short by the Infrastructure Investment and Jobs Act, ending effective September 30, 2021.

During the first quarter of 2023 the Company determined that it is entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant and will be reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million.

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

Risks Related to Economic Conditions and Events.

COVID-19 pandemic.

The COVID-19 pandemic and the governmental response had a significant adverse impact on the Company, due to among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron and other variants of COVID-19 in late 2021 and early 2022. Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time suspended the operation of dine-in restaurants and other businesses in light of COVID-19, which negatively affected the Company’s operations. As the duration and scope of the pandemic is uncertain, these orders are subject to further modifications which could adversely affect the Company and its ability to execute its growth plans. Further the Company can provide no assurance the phase-out of restrictions will have a positive effect on the Company’s business.

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

Dependence on growth strategy.

The Company’s growth strategies include selling new franchises or licenses for non-traditional locations and to expand Craft Pizza & Pub locations in the future by franchising to qualified franchisees and gradually increasing the number of Company-owned Craft Pizza & Pub locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the continued viability of the Craft Pizza & Pub locations; (3) the ability of the franchisees and licensees of either venue to operate their locations effectively; (4) the franchisee’s ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s complete control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises/licenses for Craft Pizza & Pub or non-traditional locations.

Risks Related to the Company’s Operations

Dependence on success of franchisees and licensees.

While an increasing portion of its revenues are being generated by Company-owned operations, a significant portion of the Company’s revenues continues to come from royalties and other fees generated by its franchisees and licensees which are independent operators. Their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. If the franchisees underreport their sales, the Company’s revenue could be adversely affected. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer, and its revenues and stock price could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Overall inflation, initiatives to increase the Federal minimum wage and a shortage of available labor could have an adverse financial effect on our franchisees/licensees or the Company by increasing labor and other costs.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s licensees and franchisees as well as the Company-owned operations. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company. The COVID-19 pandemic had a materially adverse impact on many of the Company’s current distributors as well as other potential distributors, especially those located in or servicing states that had or have significant and/or prolonged restrictions. These potential disruptions in distribution may result in loss of distribution to some areas or result in distribution service under less favorable terms to the Company and its franchisees and licensees.

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

Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. The COVID-19 pandemic created supply chain shortages that adversely impacted the Company’s operations. In addition, factors such as inflation, which has intensified significantly since the beginning of 2021, market conditions for cheese, wheat, meats, paper, labor and other items may also adversely affect the franchisees and licensees and, as a result, can adversely affect the Company’s ability to add new franchised or licensed locations.

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

Each franchise and Company-owned location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, alcohol, employment and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party production and distribution services, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations. Failure of the Company or its franchisees to comply with these laws and regulations could have an adverse impact on the Company, its operations, financial results or reputation. Additionally, expenses related to compliance with these laws and regulations could have an adverse impact on the Company’s financial results.

Risks Related to the Company’s Indebtedness

Ability to service our outstanding indebtedness and the dilutive effect of our outstanding warrants.

As of March 15, 2023, the Company has approximately $9.0 million in principal amount debt obligations. Of that debt, $8.4 million is in the form of a senior secured promissory note (the “Senior Note”) and $625,000 is in the form of convertible, subordinated, unsecured promissory notes (the “Notes”), each as described below.

On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1.275 million was used to repay the portion of the Company’s outstanding subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%.  Interest is payable in arrears on the last calendar day of each month.  In addition, the Note requires non-cash payment-in-kind interest (“PIK Interest”) of 3% per annum, which is added to the principal amount of the Senior Note.  The Senior Note matures on February 7, 2025.  Beginning February 28, 2023, the Senior Note as amended also requires fixed principal payments in the amount of $33,333 per month during February 2023 and $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, when LIBOR is phased out it will be replaced with SOFR.

In conjunction with the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company’s discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Additionally, the Company previously issued certain units (the “Units”) consisting of a Note in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at a price of $1.00 per share, no par value per share. Following the refinancing described above, $625,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants were re-priced to $0.57 per share. Notes with an outstanding principal balance of $150,000 matured and accompanying Warrants expired January 31, 2023; however, the principal amount of such Notes cannot be repaid until Corbel’s loan is paid because the Notes are subordinate to such loan. Notes with an outstanding principal balance of $475,000, and accompanying Warrants, have been extended to February 28, 2025.

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

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028, in Carmel, Indiana which expires in June 2028, in Brownsburg, Indiana which expires October 2030, in Greenwood, Indiana which expires in October 2030, in McCordsville, Indiana which expires in February 2031, in Indianapolis, Indiana which expires in October 2031, and in Franklin, Indiana which expires in February 2032.  The Company’s lender holds a security interest in the leasehold interest.

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

Holders of Record

As of March 1, 2023, there were approximately 212 holders of record of the Company’s Common Stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its Common Stock. The Company’s current loan agreement, as described in Note 3 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on Common Stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	5,355,167	$.59	(1)
Total	5,355,167	$.59	(1)

_______________

(1)	The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

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

The Company also sells and services franchises and licenses for non-traditional foodservice operations under the trade names “Noble Roman’s Pizza” and “Noble Roman’s Take-N-Bake.” The non-traditional concepts’ hallmarks include high quality pizza along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.

During the 12-month period ended December 31, 2022 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same 12-month period there were 31 new non-traditional outlets opened and seven non-traditional outlets closed.

The Company, at December 31, 2021 and December 31, 2022, had deferred tax assets on its balance sheet totaling $3.2 million and $3.5 million, respectively, after adding a tax benefit in 2022 of $292,435. Based on the Company’s review of its available tax credits and 2022 tax benefit, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

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

Condensed Consolidated Statement of Operations Data

Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2020	2021	2022
Revenue:
Restaurant revenue – company-owned restaurants	$6,209,279	$8,939,569	$9,704,169
Restaurant revenue –company-owned non-traditional	470,846	485,595	712,517
Franchising revenue	4,841,229	4,444,826	4,002,824
Administrative fees and other	14,310	14,898	33,255
Total revenue	11,535,664	13,884,888	14,452,765

Operating expenses:
Restaurant expenses – company-owned restaurants	4,938,133	7,224,833	8,516,405
Restaurant expenses – company-owned non-traditional	447,040	466,469	704,665
Franchising expenses	1,736,870	1,810,363	2,185,751
Total operating expenses	7,122,043	9,501,665	11,406,821

Depreciation and amortization	382,368	848,913	450,550
General and administrative expenses	1,717,209	1,790,722	2,167,678
Total expenses	9,221,620	12,141,300	14,025,049
Operating income	2,314,044	1,743,588	427,716

Interest expense	1,914,344	1,361,625	1,626,221
Adjust valuation of receivables	4,941,718	-	-
Income (loss) before income taxes	(4,542,018)	381,963	(1,198,505)
Income tax expense (benefit)	839,928	(127,502)	(142,435)
Net income (loss)	$(5,381,946)	$509,465	$(1,056,070)

	Quarter Ended December 31,
	2021	2022
Revenue:
Restaurant revenue – company-owned restaurants	$2,443,781	$2,330,026
Restaurant revenue - company-owned non-traditional	131,978	206,625
Franchising revenue	1,013,831	784,423
Administrative fees and other	4,095	8,029
Total revenue	3,593,685	3,329,103

Operating expenses:
Restaurant expenses - company-owned restaurants	2,166,475	2,099,726
Restaurant expenses - company-owned non-traditional	131,890	201,026
Franchising expenses	496,891	741,678
Total operating expenses	2,795,256	3,042,430

Depreciation and amortization	399,931	112,555
General and administrative expenses	504,282	568,989
Total expenses	3,699,469	3,723,974
Operating income	(105,784)	(394,871)

Interest expense	345,410	558,617
Loss before income taxes	(451,194)	(953,486)
Income tax expense (benefit)	(127,502)	(80,522)
Net loss	$(323,692)	$(872,964)

(1)

In 2022, the Company incurred $18,552 in rent expense in addition to rent paid as a non-cash expense as required by the new lease accounting rules. The Company, in the first quarter of 2023, submitted amended federal Form 941 returns for 2020 and 2021 to obtain a credit under the ERC of $1.718 million which will be reduced by $258,000 commission for a net of $1.460 million. While the ERC is applied to prior periods and is recorded as a reduction of expenses in the first quarter of 2023 and is expected to be received within a few months.

(2)

Decreases in revenue for both the three-month and 12-month periods were the result of an adjustment of prior years allowances of approximately $140,000 and additional adjustments in the fourth quarter of approximately $235,000 as a reserve against possible uncollectables, which in the opinion of management were not necessary except to be ultra conservative.

(3)	The income tax benefit in both the three-montha and 12-month ended December 31, 2022 was reduced by $150,000 to lower the deferred tax asset on the balance sheet.

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub locations and the percent relationship to its revenue:

	Three Months ended December 31,				Year-Ended December 31,
Description	2021		2022		2021		2022
Revenue	$2,443,781	100%	$2,330,026	100%	$8,939,569	100%	$9,704,169	100%
Cost of sales	513,848	21.0	513,636	22.0	1,868,997	20.9	2,076,514	21.4
Salaries and wages	743,396	30.5	694,600	29.8	2,233,376	25.0	2,850,333	29.4
Facility cost including rent, common area and utilities	379,851	15.5	403,592	17.3	1,187,984	13.3	1,635,951	16.8
Packaging	87,317	3.6	85,433	3.7	271,507	3.0	344,823	3.6
All other operating expenses	442,063	18.1	402,467	17.3	1,662,969	18.6	1,608,784	16.5
Total expenses	2,166,475	88.7	2,099,726	90.1	7,224,833	80.8	8,516,405	87.7
Margin contribution	$277,306	11.3%	$230,301	9.9%	$1,714,736	19.2%	$1,187,764	12.3%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percent relationship to its revenue:

	Three Months ended December 31,				Year Ended December 31,
Description	2021		2022		2021		2022
Royalties and fees franchising	$860,192	84.8%	$627,719	80.0%	$3,816,164	85.8%	$3,371,643	84.2%
Royalties and fees grocery	153,639	15.2	156,704	20.0	628,662	14.2	631,181	15.8
Total royalties and fees	1,013,831	100%	784,423	100%	4,444,826	100%	4,002,824	100%
Salaries and wages	215,656	21.3	223,495	28.5	719,252	16.2	861,190	21.5
Trade show expense	105,000	10.4	90,000	11.5	399,000	9.0	315,000	7.9
Travel and auto	21,446	2.1	32,028	4.1	73,270	1.6	113,186	2.8
All other op. expenses	154,789	15.2	396,155	50.5	618,841	13.9	896,375	22.4
Total expenses	496,891	49.0	741,678	94.6	1,810,363	40.7	2,185,751	54.6
Margin contribution	$516,940	51.0%	$42,745	5.4%	$2,634,463	59.3%	$1,817,073	45.4%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended December 31,				Year Ended December 31,
Description	2021		2022		2021		2022
Revenue	$131,978	100%	$206,625	100%	$485,595	100%	$712,517	100%
Total expenses	131,890	99.9	201,026	97.3	466,469	96.1	704,665	98.9
Margin contribution	$88	.1%	$5,599	2.7%	$19,126	3.9%	$7,852	1.1%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.4 million to $2.3 million for the fourth quarter and grew from $8.9 million to $9.7 million for the 12 months ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The primary reason for the decrease in the three-month period and the increase in the 12-month period was same store sales reduction in the fourth quarter as a result of being in the opening period for two locations last year, and the increase in year-to-date was same store sales increases.

Cost of sales as a percentage of revenue increased from 21.0% to 22.0% in the fourth quarter and from 20.9% to 21.4%, respectively, for the comparable periods in 2022 compared to 2021. The increases were the result of increased prices on most ingredients, which were partially offset by menu price increases.

Salaries and wages as a percentage of revenue decreased from 30.5% to 29.8% in the fourth quarter and increased from 25.0% to 29.4% for the 12-month periods ended December 31, 2022 compared to the corresponding periods in 2021. This decrease in the fourth quarter was the result of scheduling efficiencies and a slight easing in the labor market and the increase in the annual cost was primarily the effect of the PPP loan in 2021 which reduced certain expenses including salaries and wages.

Facility costs, including rent, common area maintenance and utilities, as a percentage of revenue increased from 15.5% to 17.3% and from 13.3% to 16.89% of revenue for the respective three-month and 12-month periods ended December 31, 2022 compared to the corresponding periods in 2021. The primary reason for the increase in both periods were two locations that opened during the fourth quarter 2021.

All other operating costs and expenses as a percentage of revenue decreased from 18.1% to 17.3% for the three-month period ended December 31, 2022 and from 18.6% to 16.5% for the 12-month period ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The decreases were the result of more efficient operations as the locations had been there longer combined with menu price increases.

Gross margin contribution decreased from 11.3% to 9.9% and from 19.2% to 12.3% for the respective three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The decreases in margin were primarily the result of increase in wages and other costs due to inflationary pressures only partially offset by menu price increases. The Company initiated a second price increase during the second quarter of 2022 to help offset the continued cost pressures. The largest impact on the 12-month period was the impact of the PPP loan in 2021 used to offset certain expenses.

Franchising Revenue and Expense

Total revenue from this venue declined from $1.01 million to $784,000 and from $4.4 million to $4.0 million for the three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. Many of the grocery stores that previously offered take-n-bake were not offering take-n-bake at this time because of operational demands on the grocery stores and a shortage of available labor. Decreases in revenue for both the three-month and 12-month periods were the result of an adjustment of prior years allowances of approximately $140,000 and additional adjustments in the fourth quarter of approximately $235,000 as a reserve against possible uncollectables, which in the opinion of management were not necessary except to be ultra conservative. The decrease was also caused by a number of locations that had to be closed because of COVID restrictions partially offset by an increase in revenue from other existing locations.

Gross margin in this venue decreased from 51.0% to 5.4% and from 59.3% to 49.4% for the three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The decrease in gross margin for both periods was a decrease in revenue of approximately $140,000 and an increase in expense of approximately $235,000 as explained in the previous paragraph. Going forward this venue has been showing new growth activity and both the revenue and margin is expected to achieve or exceed historic levels in upcoming periods.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $132,000 to $207,000 and from $486,000 to $713,000 for the respective three-month and 12-month periods ended December 31, 2022 compared to the corresponding periods in 2021. This venue consists of one location in a hospital. Access to the hospital had been very limited and movement within the hospital was prohibited because of the potential spread of COVID-19, and revenue increased as those restrictions within the hospital were relaxed. The Company does not intend to operate any more Company-owned non-traditional locations except for the one location that is currently being operated.

Total expenses increased from $132,000 to $201,000 and from $466,000 to $705,000 for the three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The primary reason for the increases was increased revenue as the hospital relieved many of their restrictions on access to the hospital and on movement within the hospital, as discussed in the previous paragraph, resulting from the COVID-19 pandemic.

Corporate Expenses

Depreciation and amortization decreased from $400,000 to $113,000 and from $849,000 to $451,000 for the three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. These decreases were the result of opening costs for new Company-owned locations of Craft Pizza & Pub restaurants becoming fully expensed prior to 2022.

General and administrative expenses increased from $504,000 to $569,000 and from $1.79 million to $2.17 million for the three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The increase reflected general inflation pressures as well as the growth of the Craft Pizza & Pub venue.

Interest expense increased from $345,000 to $559,000 and from $1.36 million to $1.63 million for the respective three-month and 12-month periods ended December 31, 2022, respectively, compared to the corresponding periods in 2021. The primary reason for the increase in both periods was the compounding of the PIK interest on the Senior Note and the increase in interest rate. In 2023, the interest cost should decline gradually as a result of the required principal payment on the note which should more than offset the additional interest because of compounding of the PIK notes.

During the first quarter of 2023 the Company determined that it is entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million. Recording this refund in the first quarter of 2023 will result in significantly improved margins in the Company-owned Craft Pizza and Pub, Franchising Revenue and Expense, Company-Owned Non-Traditional Locations and Corporate Expenses.

Impact of Inflation

The primary inflation factors affecting both Company and franchised operations are food and labor costs. Cheese makes up the single largest ingredient cost on a pizza. Cheese prices have fluctuated substantially for the past several years. In 2015 through 2017, cheese prices averaged 3% below the 10-year average. In 2018, prices further decreased and averaged 6% below the 10-year average. On April 15, 2020, cheese prices hit a record low, since the Company started tracking it in 1999. Since April 2020, cheese gradually increased to a record high, declined somewhat over the latter part of 2020 but remained well above the previous ten-year average causing the ten-year average to shift higher. During 2021, cheese price fluctuated erratically due to the various impacts of COVID-19 modestly above and below the now higher ten-year average. During 2022, cheese prices were well above the ten-year average and ending the year approximately 20% above the ten-year average. So far in 2023, cheese prices are remaining well above the ten-year average but have declined somewhat in recent weeks to about 13.5% above the ten-year average as of the filing of this Annual Report on Form 10-K.

The Company has also been impacted in recent times by inflationary pressures on other commodities, such as pork, beef, chicken and wheat. The Company expects further significant inflationary pricing pressures to occur, at a minimum, in both the wheat and tomato markets as well as beef.

Labor costs across the Company’s markets generally have seen upward pressure on hourly rates as the unemployment rate decreased and competition for hourly employees increased, which intensified during the post-peak period of the COVID-19 pandemic. The same applies to salaried management. The Company’s Craft Pizza & Pub operations currently pay well above minimum wage rates to remain competitive. The Company has experienced similar pressure on management salaries. Future labor cost increases for non-traditional franchisees and licensees may be somewhat mitigated due to the relatively low labor requirements of the Company’s franchise concepts. Mounting pressures in the labor markets, with the return of an improved economy, could be a factor in both franchised and Company operations going forward. Should labor costs increase substantially, or if commodity prices for cheese or other ingredients rise significantly, or some combination thereof occurs, restaurants and foodservice concepts, including the Company and its franchisees, would face pressure to increase menu pricing, the feasibility of which could be subject to competitive concerns and customer tolerance.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November 2017, January and June 2018, March, October and November 2020, and October and December 2021. The Company added no new Company-operated Craft Pizza & Pub locations during 2022; however locations of non-traditional franchising have increased in recent months.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 1.3-to-1 as of December 31, 2022 compared to 2.3-to-1 as of December 31, 2021. The Company’s current ratio was negatively impacted by amortization of the Corbel loan which began in February and increased in March 2023. In addition, it was negatively impacted by the approximately $140,000 in prior year allowances and additional adjustments in the fourth quarter of approximately $235,000 as a reserve against possible uncollectables, which in the opinion of management were not necessary except to be ultra conservative. Going forward the current ratio will be significantly improved in the first quarter of 2023 as the Company determined that it is entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant by reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million. Recording this refund in the first quarter of 2023 will result in significantly improved margins in the Company-owned Craft Pizza and Pub, Franchising Revenue and Expense, Company-Owned Non-Traditional Locations and Corporate Expenses.

In January 2017, the Company completed the offering of $2.4 million principal amount of the Notes convertible to Common Stock at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. During 2022, all of those Notes were extended except for Notes with outstanding principal of $150,000 which cannot be repaid until the Corbel Note is repaid. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share. The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

On February 7, 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds was used for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, when LIBOR is phased out it will be replaced with SOFR.

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

The Company, in the first quarter of 2023, submitted amended federal Form 941 returns for 2020 and 2021 to obtain a credit under the ERC (which is a part of the CARES Act) of $1.718 million which will be reduced by $258,000 commission for a net of $1.461 million. While the ERC is applied to prior periods, the expected net refund was recorded as a reduction in expenses in the first quarter of 2023 and is expected to be received within a few months.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow. The Company intends to refinance its outstanding debt before the maturity of the Corbel debt in February 2025.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of March 1, 2023:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$9,390,425	$866,663	$8,523,762	$-	$-
Operating leases	5,922,892	732,689	2,626,041	1,611,098	953,063
Total	$15,313,317	$1,599,352	$11,149,803	$1,611,098	$953,063

(1) The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements, shifts in market demand, the success of franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the acceptance of the amended federal Form 941 returns relating to the ERC, the impact of franchise regulation, the success or failure of individual franchisees and inflation and other changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” above in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2022, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.4 million.  The Company’s current borrowings were at a variable rate tied to LIBOR plus 7.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $85,000 over the succeeding 12-month period.  At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, when LIBOR is phased out it will be replaced with SOFR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2021	2022
Current assets:
Cash	$1,263,513	$785,522
Accounts receivable - net	904,474	824,091
Inventories	994,085	997,868
Prepaid expenses	415,309	424,822
Total current assets	3,577,381	3,032,303

Property and equipment:
Equipment	4,216,246	4,351,558
Leasehold improvements	3,065,644	3,116,030
Construction and equipment in progress	235,051	63,097
	7,516,941	7,530,685
Less accumulated depreciation and amortization	2,366,927	2,817,477
Net property and equipment	5,150,014	4,713,208
Deferred tax asset	3,232,406	3,374,841
Deferred contract costs	810,044	934,036
Goodwill	278,466	278,466
Operating lease right of use assets	6,003,044	5,660,155
Other assets including long-term portion of accounts receivable - net	324,402	350,189
Total assets	$19,375,757	$18,343,198
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$919,157	$650,582
Current portion of operating lease liability	656,146	799,164
Current portion of Corbel loan payable	-	866,667
Total current liabilities	1,575,303	2,316,413

Long-term obligations:
Loan payable to Corbel net of current portion	7,898,941	7,470,900
Corbel warrant value	29,037	29,037
Convertible notes payable	597,229	622,864
Operating lease liabilities – net of current portion	5,570,639	5,103,286
Deferred contract income	810,044	934,036
Total long-term liabilities	14,905,890	14,160,123

Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2021 and December 31, 2022)	24,791,568	24,819,736
Accumulated deficit	(21,897,004)	(22,953,074)
Total stockholders’ equity	2,894,564	1,866,662
Total liabilities and stockholders’ equity	$19,375,757	$18,343,198

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2020	2021	2022
Restaurant revenue - company-owned restaurants	$6,209,279	$8,939,569	$9,704,169
Restaurant revenue - company-owned non-traditional	470,846	485,595	712,517
Franchising revenue	4,841,229	4,444,826	4,002,824
Administrative fees and other	14,310	14,898	33,255
Total revenue	11,535,664	13,884,888	14,452,765

Operating expenses:
Restaurant expenses - company-owned restaurants	4,938,133	7,224,833	8,516,405
Restaurant expenses - company-owned non-traditional	447,040	466,469	704,665
Franchising expenses	1,736,870	1,810,363	2,185,751
Total operating expenses	7,122,043	9,501,665	11,406,821

Depreciation and amortization	382,368	848,913	450,550
General and administrative	1,717,209	1,790,722	2,167,678
Total expenses	9,221,620	12,141,300	14,025,049
Operating income	2,314,044	1,743,588	427,716

Interest expense	1,914,344	1,361,625	1,626,221
Adjust valuation of receivables	4,941,718	-	-
Net (loss) income before income taxes	(4,542,018)	381,963	(1,198,505)
Income tax expense (benefit)	839,928	(127,502)	(142,435)
Net (loss) income	$(5,381,946)	$509,465	$(1,056,070)

Income (loss) per share - basic:
Net income (loss)	$(0.24)	$0.02	$(0.05)
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512

Diluted income (loss) per share:
Net income (loss) (1)	$(0.24)	$0.02	$(0.05)
Weighted average number of common shares outstanding	23,465,512	23,641,678	23,512,550

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total

Balance at December 31, 2019	22,215,512	$24,858,311	$(17,024,523)	$7,833,788
2020 net loss			(5,381,946)	(5,381,946)
Write-off unamortized closing to sub-debt that was converted		(116,400)		(116,400)
Amortization of value of stock options	-	21,536	-	21,536

Balance at December 31, 2020	22,215,512	$24,763,447	$(22,406,469)	$2,356,978
2021 net income			509,465	509,465
Amortization of value of stock options		28,121		28,121

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564
2022 net loss			(1,056,070)	(1,056,070)
Amortization of value of stock options		28,168		28,168

Balance at December 31, 2022	22,215,512	24,819,736	$(22,953,074)	$1,866,662

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2020	2021	2022
Net income (loss)	$(5,381,946)	$509,465	$(1,056,070)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,433,295	1,330,017	942,977
Amortization of lease cost in excess of cash paid	46,994	36,223	18,552
Deferred income taxes	839,928	(127,502)	(142,435)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(98,388)	(24,971)	80,384
Inventories	9,896)	(103,530)	(3,783)
Prepaid expenses	189,884	(19,391)	(9,514)
Other assets including long-term portion of accounts receivable	4,508,836	(122,440)	122,804
Increase in:
Accounts payable and accrued expenses	147,040	41,058	76,669
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,675,747	1,518,929	29,584

INVESTING ACTIVITIES
Purchase of property and equipment	(2,084,710)	(1,449,779)	(507,575)
NET CASH USED BY INVESTING ACTIVITIES	(2,084,710)	(1,449,779)	(507,575)

FINANCING ACTIVITIES
Payment of principal on First Financial Bank loan	(4,379,024)	-	-
Payment of principal on convertible notes	(1,275,000)	-	-
Net proceeds from new financings net of closing costs	7,039,218	-	-
Lease liabilities	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,385,194	-	-

Increase (decrease) in cash	976,231	69,150	(477,991)
Cash at beginning of year	218,132	1,194,363	1,263,513
Cash at end of year	$1,194,363	$1,263,513	$785,522

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None.

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

Significant Accounting Policies: There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Leases: The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes in the lease payments made and excludes lease incentives and lease direct costs. The Company’s lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Debt Issuance Costs: Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt. The unamortized debt issuance cost at December 31, 2022 was $371,920.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2022, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Royalties, Administrative and Franchise Fees: Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee. Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors. Administrative fees are recognized as income monthly as earned. The Company adopted Accounting Standards Update (“ASU”) 2014-09 effective January 2018 which did not materially affect the Company’s recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants. However, initial franchise fees and related contract costs are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years. The effect to comparable periods within the financial statements is not material as the initial franchise fee for the non-traditional franchise is intended to defray the initial contract cost, and the franchise fees and contract costs initially incurred and paid approximate the relative amortized franchise fees and contract costs for those same periods.

Exit or Disposal Activities Related to Discontinued Operations: The Company records exit or disposal activity for discontinued operations when management commits to an exit or disposal plan and includes those charges under results of discontinued operations, as required by the ASC “Exit or Disposal Cost Obligations” topic.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company evaluated its deferred tax assets in 2018 and determined that $1,422,960 of the deferred tax credits may expire in 2019 and 2020 before they are fully utilized, which increased the Company’s tax expense for 2018 and reduced the deferred tax credit on the balance sheet. The Company again evaluated its deferred tax assets in 2019 and determined that $1.7 million of its net operating loss carry-forward may expire before they are used resulting in an additional $400,000 in tax expense in 2019. In 2020, the Company again reviewed its deferred tax asset and determined that 2020 taxable income used up $267,528 and $572,400 deferred credits were expiring. The Company, at December 31, 2021 and December 31, 2022, had deferred tax assets on its balance sheet totaling $3.2 million and $3.5 million, respectively, after adding a tax benefit in 2022 of $142,135. Based on the Company’s review of its available tax credits and 2022 tax benefit, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s policy is to recognize penalties and interest as incurred in its Consolidated Statements of Operations. None were included for the years ended December 31, 2020, 2021 and 2022. The Company’s federal and various state income tax returns for 2019 through 2021 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2020:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share - basic
Net loss	$(5,381,946)	22,215,512	$(0.24)
Effect of dilutive securities
Options	-	-
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(5,319,446)	23,465,512	$(0.24)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have an anti-dilutive effect

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2021:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income	$509,465	22,215,512	$0.02
Effect of dilutive securities
Options	-	176,166
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net income	$571,965	23,641,678	$0.02

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2022:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income	$(1,056,070)	22,215,512	$(0.05)
Effect of dilutive securities
Options	-	47,038
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net income	$(993,570)	23,512,550	$(0.04)

Subsequent Events: The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the Annual Report on Form 10-K.

The ERC is a refundable tax credit that businesses can claim on qualified wages paid to employees. The program was introduced on March 27, 2020 in the CARES Act to incentivize employees to keep their employees on their payroll during the pandemic and economic shutdown. The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021. The credit was also limited to a maximum annual per employee credit of $5,000. The credit was then extended through June 30, 2021 by the Tax Payer Certainty and Disaster Relief Act (“Relief Act”) (Division EE of the Consolidated Appropriations Act). The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021. The program was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively cut show by the Infrastructure Investment and Jobs Act, ending effective September 30, 2021.

During the first quarter 2023 the Company has determined that it is entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million.

Note 2: Accounts Receivable

At December 31, 2021 and 2022, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its net receivables reflected on the Consolidated Balance Sheets as of December 31, 2021 and 2022 will be collected.

Other assets, as of December 31, 2022, include security deposit and cash value of life insurance.

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

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, when LIBOR is phased out it will be replaced with SOFR.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes, at the Company’s discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

At December 31, 2022, the balance of the Senior Note was comprised of:

Principal Due	$8,736,388
Unamortized Loan Closing Cost	$369,784
Carrying Value	$8,367,604

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

Interest on the Notes accrued at the annual rate of 10% and is payable quarterly in arrears. Initially, the Notes matured, and the Warrants expired, three years after issuance. However, in December 2018, the Company offered to extend the maturity of the Notes and the expiration date of the Warrants to January 2023. Certain of the holders of the Notes and Warrants accepted the Company’s offer. Accordingly, of the principal amount of the Notes, holders of $775,000 in principal amount extended their Notes until January 31, 2023. In 2018 and 2019, holders of $500,000 in principal amount of the Notes converted those Notes to 1,000,000 shares of the Company’s Common Stock in accordance with the terms of the Note. In February 2020, in conjunction with the Company’s refinancing of its debt, $1,275,000 in principal amount of those Notes was repaid leaving a balance of $625,000 which mature on January 31, 2023. The holders of the remaining $625,000 principal amount of Notes can elect, at their option any time prior to maturity, convert those Notes to Common Stock in accordance with the terms of the Notes. In 2022, the holders of all $625,000 principal balance extended the maturity of the Notes and Warrants to February 28, 2025 except for Notes with outstanding principal of $150,000 which matured on January 31, 2023, however the principal amount of such Notes cannot be repaid until Corbel’s loan is paid because the Notes are subordinated to such loan.

The Warrants issued with the Notes provide for an exercise price of $1.00 per share of Common Stock (subject to anti-dilution adjustments). As a result of the February 7, 2020 financing with Corbel, the Warrants adjusted to $0.57 per share. All warrants were canceled with the repayment of the Notes except Warrants issued with $775,000 principal amount of Notes that were extended to the new maturity of January 31, 2023. After January 31, 2023, only the Warrants associated with $475,000 principal Notes that were extended are outstanding. Subject to certain limitations, the Company may redeem the outstanding Warrants at a price of $0.001 per share of Common Stock subject to the Warrant upon 30 days’ notice if the daily average weighted trading price of the Common Stock equals or exceeds $2.00 per share for a period of 30 consecutive trading days.

Placement agent fees and other origination costs of the Notes are deducted from the carrying value of the Notes as original issue discount (“OID”). The OID is being amortized over the term of the Notes.

At December 31, 2022, the balance of the Notes is comprised of:

Face Value	$625,000
Unamortized OID	2,136
Carrying Value	$622,864

Total cash and non-cash interest accrued on the Company’s indebtedness in 2022 was $1.63 million and in 2021 was $1.36 million.

Note 4: Royalties and Fees

Approximately $198,000, $204,000 and $293,500 are included in 2020, 2021 and 2022, respectively, royalties and fees in the Consolidated Statements of Operations for amortized initial franchise fees. Also included in royalties and fees were approximately $45,000, $32,000 and $61,000 in 2020, 2021 and 2022, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded which is based on contractual liability for the franchisee. Such incremental costs, include training, design and related travel cost to new franchises. The deferred contract income and costs approximated $810,000 on December 31, 2021 and $934,000 on December 31, 2022.

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

During the 12-month period ended December 31, 2022 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same twelve-month period there were 31 new non-traditional outlets opened and seven non-traditional outlets closed.

Note 5: Liabilities for Leased Facilities

The Company has future obligations of $15.31 million under long-term debt and current operating leases as follows: due in less than one year $1.6 million, due in one to three years $11.15 million, due in three to five years $1.61 million and due in more than five years $953,000.

To implement the new accounting policies for leases, the Company used a weighted average discount rate of 7% and the weighted average lease term of 7.3 years. The Company recorded $18,775 more in lease expense than cash actually paid in 2022 for the leases.

Note 6: Income Taxes

The Company had deferred tax assets, as a result of prior operating losses, of $3.2 million at December 31, 2021 and $3.4 million at December 31, 2022. The net operating loss carry-forward is approximately $12.6 million so the Company will have no obligation to pay income tax on income up to the amount of that operating loss carry-forward, prior to its expiration.

Note 7: Common Stock

As of December 31, 2022, outstanding were $625,000 principal amount of Notes convertible into Common Stock at $0.50 per share and warrants to purchase 775,000 shares with an exercise price of $0.57 per share. During 2022, all of those Notes were extended excepted for Notes with outstanding principal of $150,000. The unextended Notes matured, and accompanying Warrants expired, January 31, 2023, but cannot be repaid until the Corbel Note is repaid. The Company issued to the Purchaser the Corbel Warrant to purchase up to 2,250,000 shares of Common Stock, as described in Note 3 of these notes to the Company’s consolidated financial statements.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. At December 31, 2022, the Company had the following employee stock options outstanding:

# Common Shares Issuable	Exercise Price
1,756,167	$0.58
722,500	1.00
280,000	0.53
35,000	0.50
372,500	0.51
330,000	0.623
472,000	0.60
403,000	0.40
438,500	0.70
520,000	0.22

As of December 31, 2022, options for 4,141,167 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2020, 2021 and 2022:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.68 to 2.82%

The following table sets forth the number of options outstanding as of December 31, 2019, 2020, 2021 and 2022 and the number of options granted, exercised or forfeited during the years ended December 31, 2020, 2021 and 2022:

Balance of employee stock options outstanding as of 12/31/19	3,978,167
Stock options granted during the year ended 12/31/20	443,500
Stock options exercised during the year ended 12/31/20	0
Stock options forfeited during the year ended 12/31/20	0
Balance of employee stock options outstanding as of 12/31/20	4,421,667
Stock options granted during the year ended 12/31/21	463,500
Stock options exercised during the year ended 12/31/21	0
Stock options forfeited during the year ended 12/31/21	(30,000)
Balance of employee stock options outstanding as of 12/31/21	4,855,167
Stock options granted during the year ended 12/31/22	520,000
Stock options exercised during the year ended 12/31/22	0
Stock options forfeited during the year ended 12/31/22	59,000
Balance of employee stock options outstanding as of 12/31/22	5,316,167

The following table sets forth the number of non-vested options outstanding as of December 31, 2019, 2020, 2021 and 2022, and the number of stock options granted, vested and forfeited during the years ended December 31, 2020, 2021and 2022.

Balance of employee non-vested stock options outstanding as of 12/31/19	731,336
Stock options granted during the year ended 12/31/20	443,500
Stock options vested during the year ended 12/31/20	(212,500)
Stock options forfeited during the year ended 12/31/20	0
Balance of employee non-vested stock options outstanding as of 12/31/20	962,336
Stock options granted during the year ended 12/31/21	463,500
Stock options vested during the year ended 12/31/21	(354,336)
Stock options forfeited during the year ended 12/31/21	(30,000)
Balance of employee non-vested stock options outstanding as of 12/31/21	1,041,500
Stock options granted during the year ended 12/31/22	520,000
Stock options vested during the year ended 12/31/22	(327,500)
Stock options forfeited during the year ended 12/31/22	(59,000)
Balance of employee non-vested stock options outstanding as of 12/31/22	1,175,000

The weighted average grant date fair value of employee stock options granted during 2020 was $0.40, during 2021 was 0.70 and during 2022 was $0.22. Total compensation cost recognized for share-based payment arrangements was $21,536 in 2020 with a tax benefit of $5,168, $28,119 in 2021 with a tax benefit of $6,861 and $28,168 in 2022 with a tax benefit of $6,873. As of December 31, 2022, total unamortized compensation cost related to options was $26,106, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 8: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets. In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial instruments - Credit Losses (Topic 326) measurement of credit losses on  financial instruments” which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables.  The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecast.  As a result these changes may result in earlier recognition of credit losses.  This accounting standard updates also expands the disclosure requirements to enable users of financial statements to understand the entities assumptions, models and methods of estimating expected credit losses.  This guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this accounting standards update.

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

Note 11: Unaudited Quarterly Financial Information

	2022
	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$3,329	$3,909	$3,750	$3,465
Operating income (loss)	(395)	382	282	159
Net income (loss) before income taxes	(953)	4	(66)	(183)
Net income (loss)	(873)	4	(50)	(137)
Net income (loss) per common share
Basic	(0.05)	(0.01)	(0.01)	(0.01)
Diluted	(0.05)	(0.01)	(0.01)	(0.01)

	2021
	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Total revenue	$3,594	$3,424	$3,585	$3,282
Operating income	(106)	264	424	1,162
Net income (loss)before income taxes	(451)	(79)	85	827
Net income (loss)	(324)	(79)	85	827
Net income (loss) per common share
Basic	(0.01)	0	0	0.04
Diluted	(0.01)	0	0	0.04

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Noble Roman’s, Inc.

Indianapolis, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Roman’s, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Deferred Tax Assets

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s deferred tax asset was $3.4 million at December 31, 2022.

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

Valuation of Accounts Receivable

As described in Note 2 to the consolidated financial statements, the Company has recorded its accounts receivable at anticipated realizable value at December 31, 2022.

We identified the allowance for doubtful accounts as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate cash flows and evaluate collectability. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Understanding the design of controls relating to management’s assessment of estimated cash flow and collectability.

•	Testing the completeness and accuracy of historical collections.

•	Evaluating the assessment of estimated cash flows through consideration of recent performance trends and changes to collectability.

We have served as the Company's auditor since 2007.

/s/  Somerset CPA’s, P.C.

Indianapolis, Indiana

April 13, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	82	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	59	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	77	Class I Director
Marcel Herbst	52	Class I Director
William Wildman	74	Class II Director
Troy Branson	59	Executive Vice President of Franchising

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2021 and 2022

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2022	$330,750	$-	$2,800	$333,550
Executive Chairman of the Board and Chief Financial Officer	2021	$315,000	$-	$4,900	$319,900

A. Scott Mobley	2022	$489,078	$-	$4.800	$493,878
Chief Executive Officer, President and Secretary	2021	$461,506	$-	$8,400	$469,906

Troy Branson	2022	$191,798	$18,016	$2,800	$212,614
Executive Vice President	2021	$132,308	$72,728	$2,450	$207,486

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

The Summary Compensation Table includes the grant date fair value for stock options granted in 2021 and 2022 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with ASC Topic 718. See Note 7 to the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K a discussion of the Company’s determination of the grant date fair value of stock options.

In 2022, the Company granted options to purchase 520,000 shares on June 1, 2022 at an exercise price equal to the then-current market price of $0.22 per share. There were no employee stock options exercised in 2022 and 59,000 stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $650,000 per year for 2022 (although Mr. Mobley voluntarily reduced his base compensation to $330,750 for 2022 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $578,550 per year for 2022(although Mr. Mobley voluntarily reduced his base compensation to 489,078 for 2022 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides life insurance in an amount related to his base salary. The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Non-Equity Incentive Arrangements

The Company had a non-equity incentive arrangement with our Executive Vice President under which he earned additional compensation, but that plan was replaced by salary in the second quarter of 2022. His compensation was based, before being converted to salary, on 2.5% of the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	100,000		0.58	9/30/23
	900,000		0.58	9/30/23
	33,333		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	70,000		0.623	7/6/28
	80,000		0.60	7/2/29
	46,667	23,333	0.40	9/30/30
	23,333	46,667	0.70	7/2/31
	0	70,000	0.22	6/1/32
A. Scott Mobley	25,000		0.58	9/302/23
	300,000		0.58	9/3023
	33,334		0.58	6/27/22
	50,000		1.00	7/2/23
	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	90,000		0.51	7/7/27
	80,000		0.623	7/6/28
	100,000	0	0.60	7/2/29
	53,333	26,667	0.40	9/30/30
	40,000	80,000	0.70	7/2/31
	0	120,000	0.22	6/1/32
Troy Branson	10,000		0.58	9/30/23
	40,000		1.00	7/2/23
	30,000		1.00	7/2/24
	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
	42,500		0.623	7/6/28
	42,500		0.60	7/2/29
		30,000	0.40	9/30/30
		35,000	0.70	7/2/31
		70,000	0.22	6/1/32

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	18,500	1,800	-	20,300
Marcel Herbst	18,500	1,800	-	20,300
William Wildman	18,500	1,800	-	20,300

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 15, 2023, there were 22,215,512 shares of the Company’s Common Stock outstanding. The following table sets forth the amount and percentage of the Company’s Common Stock beneficially owned on March 15, 2023, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding Common Stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock(2)
Corbel Capital Partners SBIC, L.P.	2,250,000	(3)	9.2%
Paul W. Mobley	4,399,368	(4)	17.8
A. Scott Mobley	2,191,245	(5)	9.4
Douglas H. Coape-Arnold	615,0	(6)	2.7
Marcel Herbst	555,491	(7)	2.5

Troy Branson	447,500	(8)	2.0
William Wildman	255,000	(9)	1.1
BT Brands, Inc. and Gary Copperud	1,437,184	(10)	6.5
All executive officers and directors as a group (6) persons	8,463,604		30.9%

(1)	All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)

The percentage calculations are based upon 22,215,512 shares of the Company’s Common Stock issued and outstanding as of the most recent practicable date and, for each officer, director or significant holder of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of March 15, 2023.

(3)

According to the information provided to the Company in a Schedule 13G, filed with the SEC on February 14, 2020, the total includes 2,250,000 warrants to purchase up to 2,250,000 shares. The Schedule 13-G states that the filer has sole voting power and sole dispositive power for all such shares. Corbel’s address is 11777 San Vicente Blvd., Suite 777, Los Angeles, California 90049.

(4)

The total includes 1,703,333 shares of Common Stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and warrants to purchase 350,000 shares . Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)	The total includes 1,198,334 shares of Common Stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)	The total includes 615,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7)	The total includes 280,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Herbst’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8)	The total includes 417,500 shares of Common Stock subject to options granted under a stock option plan. Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9)	The total includes 200,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Wildman’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(10)

According to information provided to the Company in an amendment to Schedule 13D filing filed with SEC on February 23, 2023, the total includes 176,031 shares for which Mr. Copperud states he sole voting power and sole dispositive power and 1,261,153 shares for which BT Brands, Inc. states it has sole voting power and sole dispositive power. The reporting persons’ address is 405 West Main Avenue, Suite 2D, West Fargo, North Dakota 58078.

The following table provides information as of December 31, 2022 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	5,355,167	$.59	(1)
Total	5,355,167	$.59	(1)

____________

(1)	The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director, via Herbst Capital Management, LLC. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2022 and 2021.

	2022	2021
Audit fees and review fees (1)	$110,000	$110,000

_____________

(1)

Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our annual reports on Form 10-K for the years ended December 31, 2022 and 2021, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2022 and 2021.

The engagement of Somerset, for conducting the audit of the Company’s financial statements for the years ended December 31, 2022 and 2021, and for the review of its financial statements included in its Form 10-Q’s during 2022 and 2021 was pre-approved by the Company’s board of directors. Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Noble Roman’s, Inc. and Subsidiaries are included in Item 8:

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

______________

* Management contract for compensation plan.

ITEM 16. FORM 10-K SUMMARY

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: April 13, 2023	By:	/s/ A. Scott Mobley
A. Scott Mobley, President and Chief Executive Officer

Date: April 13, 2023	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2023	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board,
Chief Financial Officer and Director

Date: April 13, 2023	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: April 13, 2023	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: April 13, 2023	/s/ Marcel Herbst
Marcel Herbst
Director

Date: April 13, 2023	/s/ William Wildman
William Wildman
Director

