Form 10-Q
period 2023-03-31
NOBLE ROMANS INC
filed 2023-05-10
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

-If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2023, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2022	March 31, 2023
Current assets:
Cash	$785,522	$463,283
Employee Retention Tax Credit Receivable	-	1,460,444
Accounts receivable - net	824,091	851,225
Inventories	997,868	1,006,689
Prepaid expenses	424,822	401,369
Total current assets	3,032,303	4,183,010

Property and equipment:
Equipment	4,351,558	4,358,367
Leasehold improvements	3,116,030	3,127,880
Construction and equipment in progress	63,097	57,774
	7,530,685	7,544,021
Less accumulated depreciation and amortization	2,817,477	2,912,993
Net property and equipment	4,713,208	4,631,028
Deferred tax asset	3,374,841	3,100,651
Deferred contract cost	934,036	943,109
Goodwill	278,466	278,466
Operating lease right of use assets	5,660,155	5,484,455
Other assets including long-term portion of receivables-net	350,189	377,611
Total assets	$18,343,198	$18,998,330

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$650,582	$598,748
Current portion of operating lease liability	799,164	799,164
Current portion of Corbel loan payable	866,667	1,000,000
Total current liabilities	2,316,413	2,397,912

Long-term obligations:
Term loan payable to Corbel	7,470,900	7,330,892
Corbel warrant value	29,037	29,037
Convertible notes payable	622,864	625,000
Operating lease liabilities - net of short-term portion	5,103,286	4,931,053
Deferred contract income	934,036	943,109
Total long-term liabilities	14,160,123	13,859,091

Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2022 and as of March 31, 2023)	24,819,736	24,826,130
Accumulated deficit	(22,953,074)	(22,084,803)
Total stockholders' equity	1,866,662	2,741,327
Total liabilities and stockholders’ equity	$18,343,198	$18,998,330

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended March 31,
	2022	2023
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$2,283,598	$2,090,342
Restaurant revenue - company-owned non-traditional	133,129	223,381
Franchising revenue	1,034,244	987,342
Administrative fees and other	14,215	6,738
Total revenue	3,465,186	3,307,803

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	2,058,529	1,914,821
Restaurant expenses - company-owned non-traditional	132,877	121,830
Franchising expenses (benefit)	461,355	(868,946)
Total operating expenses	2,652,761	1,167,705

Depreciation and amortization	112,753	95,517
General and administrative expenses	540,530	518,832
Total expenses	3,306,044	1,782,054
Operating income	159,142	1,525,749

Interest expense	341,879	383,289
Income (loss) before income taxes	(182,737)	1,142,460
Income tax expense (benefit)	(46,041)	274,190
Net income (loss)	$(136,696)	$868,270

Earnings (loss) per share - basic
Net income (loss)	$(.01)	$.04
Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings (loss) per share:
Net income (loss)	$(.01)	$.04
Weighted average number of common shares outstanding	23,465,512	23,628,012

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited)

Three Months Ended March 31, 2023:

	Common Stock Shares Amount		Accumulated Deficit	Total
Balance at December 31, 2022	22,215,512	$24,819,735	$(22,953,073)	$1,866,662

Amortization of value of stock options		6,395		6,395

Net income for three months ended March 31, 2023			868,270	868,270

Balance at March 31, 2023	22,215,512	$24,826,130	$(22,084,803)	$2,741,327

Three Months Ended March 31, 2022:

	Common Stock Shares Amount		Accumulated Deficit	Total
Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Amortization of value of stock options		7,623		7,623

Net loss for three months ended March 31, 2022	-	-	(136,696)	(136,696)

Balance at March 31, 2022	22,215,512	$24,799,191	$(22,033,700)	$2,765,491

See accompanying notes to condensed consolidated financial statements (unaudited)

Noble Roman's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

OPERATING ACTIVITIES	Three Months Ended March 31,
	2022	2023
Net income (loss)	$(136,696)	$868,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	234,811	201,252
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	6,099	25,253
Deferred income taxes (benefit)	(46,041)	274,190
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	-	(1,460,444)
Accounts receivable	18,096	(27,134)
Inventories	(6,363)	(8,821)
Prepaid expenses	(26,305)	23,453
Other assets including long-term portion of receivables	(66,407)	(27,422)
Decrease in accounts payable and accrued expenses	33,662	(60,834)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,856	(192,237)

INVESTING ACTIVITIES
Purchase of property and equipment	(466,382)	(13,336)
NET CASH USED IN INVESTING ACTIVITIES	(466,382)	(13,336)

FINANCING ACTIVITIES
Payment of principal on convertible notes	-	-
Principal payment on Corbel loan	-	(116,667)
NET CASH PROVIDED BY FINANCINGACTIVITIES	-	(116,667)

Increase (decrease) in cash	(455,526)	(322,240)
Cash at beginning of period	1,263,513	785,523
Cash at end of period	$807,987	$463,283

Supplemental schedule of investing and financing activities

Cash paid for interest	$227,099	$271,160

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, especially in light of past and potential future volatility and uncertainty resulting from the Coronavirus (“COVID-19”) pandemic and the governmental and consumer response.

Significant Accounting Policies

The Employee Retention Tax Credit (“ERTC”) is a refundable tax credit that businesses can claim on qualified wages paid to employees.  The program was introduced on March 27, 2020 in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to incentivize employers to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021.  The credit was also limited to a maximum annual per employee credit of $5,000.  The credit was then extended through June 30, 2021 by the Tax Payer Certainty and Disaster Relief Act (“Relief Act”) (Division EE of the Consolidated Appropriations Act). The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021.  The program was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively reduced by the Infrastructure Investment and Jobs Act, to end effective September 30, 2021.

During the first quarter of 2023 the Company determined that it was entitled to an ERTC of $1.718 million and submitted amended federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant and recognized in the first quarter of 2023 as reducing appropriate expenses for the $1.718 million less expense of $258,000 for applying for the refund or a net benefit of $1.460 million.

There have been no other significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K.

Note 2 – Royalties and fees included initial franchise fees of $60,000 for the three-month period ended March 31, 2023, and $83,000 for the three-month period ended March 31, 2022.  Royalties and fees included equipment commissions of $24,000 for the three-month period ended March 31, 2023, and $8,007 for the three-month period ended March 31, 2022.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $987,000 for the three-month period ended March 31, 2023, and $934,000 for the three-month period ended March 31, 2022.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and deferred costs were $943,000 on March 31, 2023.

At December 31, 2022 and March 31, 2023, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of March 31, 2023, will be collected.

During the three-month period ended March 31, 2023 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  During the same three-month period 10 new non-traditional outlets opened and 0 non-traditional outlets closed.

Note 3.  The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2023:

	Three Months Ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$868,270	22,215,512	$0.04
Effect of dilutive securities
Stock dilution		162,500
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net income	$883,895	23,628,012	$0.04

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2022:

	Three Months Ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(136,696)	22,215,512	$(0.01)
Effect of dilutive securities
Stock dilution
Convertible notes	15,625	1,250,000
Diluted earnings per share
Net loss	$(121,071)	23,465,512	$(0.01)

Note 4 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires payment-in-kind (“PIK”) interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement. In addition, when LIBOR is phased out it will be replaced with SOFR, as defined in the Agreement.  The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 payments of $83,333 per month continuing until maturity.

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

Tax laws that address the financial impact of the lockdowns and restrictions provided relief to the Company in the form of the ERTC.  During the first quarter of 2023, the Company determined that it was entitled to an ERTC of $1.718 million and submitted amended federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant and recognized in the first quarter of 2023 as reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net benefit of $1.460 million.

The ERTC is a refundable tax credit that businesses can claim on qualified wages paid to employees.  The program was introduced on March 27, 2020 in the CARES Act to incentivize employers to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021.  The credit was also limited to a maximum annual per employee credit of $5,000.  The credit was then extended through June 30, 2021 by the Relief Act.  The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021.  The program was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively reduced by the Infrastructure Investment and Jobs Act, to end effective September 30, 2021.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. The Company’s only operating subsidiary is RH Roanoke, Inc., which operates a Company-owned non-traditional location.

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021. The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success. In 2019 the Company executed an agreement with the first franchise operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at that time. The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020. In November 2019, another franchisee, with an operations background in McDonald's, opened a Craft Pizza & Pub in Evansville, Indiana.

As discussed elsewhere in this report, the COVID-19 pandemic materially affected the Company’s business and its franchising strategy since the pandemic emerged during the first quarter of 2020.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which have been offered in its locations since 1972. In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2022		2023
Revenue	$2,283,596	100.0	$2,090,342	100.0
Cost of sales	470,273	20.6	451,359	21.6
Salaries and wages	722,958	31.7	617,463	29.5
Facility cost including rent, common area and utilities	393,697	17.2	404,824	19.4
Packaging	80,738	3.5	72,028	3.4
Delivery fees	36,924	1.6	31,122	1.5
All other operating expenses	353,939	15.5	338,025	16.2
Total expenses	2,058,529	90.1	1,914,821	91.6
Margin contribution	$225,067	9.9%	$175,521	8.4%

Note:  Margin contribution from this venue was decreased by $3,757 for non-cash expense related to the adoption of Accounting Standards Update ("ASU 2016-02") accounting for leases which became effective after January 1, 2019 for publicly reporting companies.

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2022		2023
Royalties and fees from franchising	$1,034,244	100.0%	$987,343	100%
Salaries and wages	193,596	18.7	222,458	22.5
Trade show expense	90,000	8.7	90,200	9.1
Insurance	95,851	9.3	91,175	9.2
Travel and auto	18,808	1.8	32,130	3.3
All other operating expenses	63,100	6.1	(1,304,909)	(132.1)
Total expenses	461,355	44.6	(868,946)	(88.0)
Margin contribution	$572,889	55.4%	$1,856,289	188.0%

Note:  The credit to all other expenses is the result of recording the ERTC in quarter one although the extra expenses which this program was designed to reimburse the Company for occurred in 2020 and 2021.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended March 31,
	2022		2023
Revenue	$133,129	100.0%	$223,381	100%
Total expenses	132,877	99.8	121,830	54.5
Margin contribution	$252	.2%	$101,551	45.5%

Note:  The significant increase in revenue was primarily the result of the hospital releasing most of its pandemic restrictions by allowing employees and guests to travel throughout the hospital.

Total expenses were reduced by $83,177 as a result of recording the ERTC in quarter one although the extra expenses, which the program was designed to reimburse the Company for occurred in 2020 and 2021.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2.1 million for the three months ended March 31, 2023 compared to $2.3 million for the corresponding period in 2022.  The primary reason for this decrease was the two restaurants that opened near the end of 2021 had less sales as a result of their still benefiting from their opening period in early 2022.  To a lesser extent, the decrease was a result of a decrease in third party deliveries which was not totally offset by an increase in dine-in sales.

Cost of sales increased to 21.6% for the three months ended March 31, 2023 from 20.6% in the corresponding period last year.  This increase was the result of the inflationary pressures on essentially all products partially offset by more strict controls as a result of more experienced employees and menu price increases.

Salaries and wages decreased to 29.5% for the three months ended March 31, 2023 from 31.7% for the comparable period in 2022, which was the result of more efficient use of labor because employees had been there longer and more strict controls which offset the salary and wage rate increases caused by the overall labor shortage.

Gross margin contribution decreased to 8.4% for the three months ended March 31, 2023 from 9.9% for the quarter compared to the comparable period last year, which was primarily the result of a decrease in revenue as explained in the paragraph above.

Franchising

The revenue from this venue decreased from $1.03 million to $987 thousand for the three months ended March 31, 2023 compared to the corresponding period in 2022.  This decrease was the result of the closure of several non-traditional locations as a result of the emergence of the Omicron variant of COVID-19, and most of which has now been offset by the opening of additional locations and improved sales.  This venue is now continuing to grow again as the Company has sold approximately 26 new franchises since January 1, 2023 with a significant number of prospects in the pipeline.

Salaries and wages increased to 22.5% from 18.7% for the comparable period in 2022, primarily the result of adding additional staff to add renewed emphasis on growth in this venue as some of the COVID restrictions have been minimized.

As a result of recording a reduction of expenses by recording ERTC by approximately $1.38 million, gross margin contribution increased to 188.0% from 55.4% for the quarter compared to the comparable period last year. The reduction in other operating cost was a result of recording the ERTC in the first quarter of 2023 although the extra expenses and lost revenue which this program was designed to reimburse the Company for occurred in 2020 and 2021.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased to $223,000 from $133,000 in the three-month period ended March 31, 2023 compared to the corresponding period in 2022.  The primary reason for this increase was the lifting of the restrictions placed on the hospital as a result of the COVID-19 pandemic whereby the hospital was restricted from having outside visitors and staff inside the hospital going from one area of the hospital to another.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

As a result of reducing expenses by recording ERTC in this venue by $83,177, total expenses decreased to $122,000 from $133,000 for the three-month period ended March 31, 2023 compared to the corresponding period in 2022.  The primary reason for this decrease was stricter controls on the costs to maintain service in the hospital.

Other Expenses

Depreciation and amortization decreased to $96,000 from $113,000 for the three-month period ended March 31, 2023 compared to the corresponding periods in 2022.  The primary reason for the decrease was the lack of building new Company-owned locations since late 2021.

General and administrative expenses decreased to $519,000 from $541,000 for the three-month period ended March 31, 2023 compared to the corresponding period in 2022.  The primary reason for the decrease was the tighter control on expenses.

Interest expense increased to $383,000 from $342,000 for the three-month period ended March 31, 2023 compared to the corresponding period in 2022.  The primary reason for the increase was a result of adding non-cash PIK interest to the principal balance of the Senior Note and was partially offset by beginning principal payments on the Senior Note in February 2023.

Net income before taxes increased to $1.1 million compared to a loss of $200 thousand for the period ended March 31, 2023 compared to the corresponding period in 2022.  Net income before income tax is an important measure for the Company since it has deferred tax credits on the balance sheet to offset any income tax expense for approximately the next $12 million in net income before taxes.  The primary reason for the significant increase was the recording of the ERTC in the first quarter of 2023 in the amount of $1.46 million, which is net of the expenses of $258,000 for applying for the refund.

Net income increased to $868,000 from a net loss of $137,000 for the three-month period ended March 31, 2023 compared to the corresponding period in 2022.

Liquidity and Capital Resources

The Company’s strategy is to grow its business by concentrating on franchising/licensing non-traditional locations, franchising its updated stand-alone concept, Craft Pizza & Pub, and operating a limited number of Company-owned Craft Pizza & Pub restaurants. The Company added new Company-operated Craft Pizza & Pub locations in January and November 2017, January and June 2018, March, October and November2020, and October and December 2021.  The Company added no new Company-operated Craft Pizza & Pub locations during 2022; however locations of non-traditional franchising have increased in recent months.

The Company is operating one non-traditional location in a hospital and has no plans for operating any additional non-traditional locations.

The Company’s current ratio was 1.7-to-1 as of March 31, 2023 compared to 1.3-to-1 as of December 31, 2022.  The Company’s current ratio was significantly impacted by the recording of the ERTC in the first quarter of 2023 when the Company applied for the credit.

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023.  During 2022, all of those Notes were extended except for Notes with outstanding principal of $150,000 which cannot be repaid until the Corbel Note is repaid. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share.  The remaining Warrants to purchase 775,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

On February 7, 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, when LIBOR is phased out it will be replaced with SOFR.

The Company, in the first quarter of 2023, submitted amended federal Form 941 returns for 2020 and 2021 to obtain a credit under the ERTC (which is a part of the CARES Act) of $1.718 million which will be reduced by $258,000 expenses of obtaining the credit for a net of $1.461 million.  While the ERTC applies to prior periods, the expected net refund was recorded when the claim was filed as a reduction in expenses in the first quarter of 2023 and is expected to be received within a few months.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements, shifts in market demand, the success of franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, the outcome of the election of directors at the Company’s 2023 annual meeting of shareholders (as discussed under “Part II-Other Information”), general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the acceptance of the amended federal Form 941 returns relating to the ERTC, the impact of franchise regulation, the success or failure of individual franchisees and inflation and other changes in prices or supplies of food ingredients and labor as well as the factors discussed under “Risk Factors” contained in this Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 5. Other Information.

BT Brands, Inc. (“BT Brands”) has notified the Company that it intends to nominate Gary Copperud for election as a Class III director at the annual meeting in opposition to A. Scott Mobley, President and Chief Executive Officer of Noble Roman’s. Mr. Mobley has been nominated and unanimously endorsed by the Board of Directors. The shareholders may receive proxy solicitation materials from BT Brands including a proxy statement and proxy card. The Board of Directors of the Company recommends to the shareholders that they not return the proxy card. The Company is not responsible for the accuracy of any information provided by or relating to BT Brands contained in any proxy solicitation materials filed or disseminated by, or on behalf of, BT Brands or any other statements that BT Brands or its representatives may have made or otherwise make. The Board, including all of its independent directors, strongly urges the shareholders NOT to sign or return any proxy card sent to them by or on behalf of BT Brands.

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

10.7

Amendment to the Senior Secured Promissory Note and Warrant Purchase Agreement and Other Note Documents and Waiver, dated as of September 29, 2022, by and among Registrant and Corbel Capital Partners SBIC, L.P. dated September 29, 2022, filed herewith.

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

NOBLE ROMAN'S, INC.

Date: May 10, 2023	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and
Principal Financial Officer)

