Form 10-Q
period 2023-06-30
NOBLE ROMANS INC
filed 2023-08-09
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2022 and 2023 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended June 30, 2023 and 2022 and six-month periods ended June 30, 2023 and 2022 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the three-month and six-month periods ended June 30, 2022 and 2023 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2022	June 30, 2023
Current assets:
Cash	$785,522	$685,977
Employee Retention Tax Credit Receivable	-	1,460,444
Accounts receivable - net	824,091	805,924
Inventories	997,868	1,005,265
Prepaid expenses	424,822	410,710
Total current assets	3,032,303	4,368,320

Property and equipment:
Equipment	4,351,558	4,363,377
Leasehold improvements	3,116,030	3,127,880
Construction and equipment in progress	63,097	68,858
	7,530,685	7,560,115
Less accumulated depreciation and amortization	2,817,477	3,008,510
Net property and equipment	4,713,208	4,551,605
Deferred tax asset	3,374,841	3,100,651
Deferred contract cost	934,036	943,109
Goodwill	278,466	278,466
Operating lease right of use assets	5,660,155	5,305,701
Other assets including long-term portion of receivables-net	350,189	389,641
Total assets	$18,343,198	$18,937,493

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$650,582	$572,081
Current portion of operating lease liability	799,164	799,164
Current portion of Corbel loan payable	866,667	1,000,000
Total current liabilities	2,316,413	2,371,245

Long-term obligations:
Term loan payable to Corbel	7,470,900	7,190,510
Corbel warrant value	29,037	29,037
Convertible notes payable	622,864	575,000
Operating lease liabilities - net of short-term portion	5,103,286	4,755,296
Deferred contract income	934,036	943,109
Total long-term liabilities	14,160,123	13,492,952

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2022 and as of June 30, 2023)	24,819,736	24,832,525
Accumulated deficit	(22,953,074)	(21,759,227)
Total stockholders’ equity	1,866,662	3,073,298
Total liabilities and stockholders’ equity	$18,343,198	$18,937,495

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Revenue:
Restaurant revenue – company-owned Craft Pizza & Pub	$2,503,363	$2,373,652	$4,786,960	$4,463,994
Restaurant revenue –company-owned non-traditional	177,115	236,585	310,244	459,965
Franchising revenue	1,064,363	1,373,533	2,098,608	2,360,875
Administrative fees and other	5,051	8,674	19,267	15,413
Total revenue	3,749,892	3,992,444	7,215,079	7,300,247

Operating expenses:
Restaurant expenses – company-owned Craft Pizza & Pub	2,162,889	2,025,193	4,221,418	3,940,014
Restaurant expenses – company-owned non-traditional	169,750	204,150	302,626	325,980
Franchising expenses (benefit)	483,240	436,914	944,595	(432,031)
Total operating expenses	2,815,879	2,666,257	5,468,639	3,833,963

Depreciation and amortization	112,687	95,517	225,439	191,033
General and administrative expenses	539,742	526,309	1,080,274	1,045,140
Total expenses	3,468,308	3,288,083	6,774,352	5,070,136
Operating income	281,584	704,361	440,727	2,230,111

Interest expense	347,717	378,785	689,597	762,074
Income (loss) before income taxes	(66,133)	325,576	(248,870)	1,468,037
Income tax (benefit)	(15,872)	-	(61,913)	274,190
Net income (loss)	$(50,261)	$325,576	$(186,957)	$1,193,847

Earnings per share – basic:
Net income (loss)	$0.00	$0.02	$(0.01)	$0.05
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings (loss) per share:

Net income (loss)	$0.00	$0.01	$(0.01)	$0.05
Weighted average number of common shares outstanding	23,579,118	23,498,764	23,579,118	23,498,764

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2023:

Balance at December 31, 2022	22,215,512	$24,819,736	$(22,953,074)	$1,866,662

Net income for the six months ended June 30, 2023			1,193,847	1,193,847

Amortization of value of employee stock options		12,789		12,789

Balance at June 30, 2023	22,215,512	$24,832,525	$(21,759,227)	$3,073,298

Three Months Ended June 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2023	22,215,512	$24,826,130	$(22,084,803)	$2,741,327

Net income for three months ended June 30, 2023			325,576	325,576

Amortization of value of employee stock options		6,395	-	6,395

Balance at June 30, 2023	22,215,512	$24,832,525	$(21,759,227)	$3,073,298

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2022:

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Net loss for six months ended June 30, 2022			(186,957)	(186,957)

Amortization of value of employee stock options		16,111		16,111

Balance at June 30, 2022	22,215,512	$24,807,679	(22,083,961)	$2,723,718

Three Months Ended June 30, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2022	22,215,512	$24,799,191	$(22,033,700)	$2,765,491

Net loss for three months ended June 30, 2022			(50,261)	(50,261)

Amortization of value of employee stock options		8,488		8,488

Balance at June 30, 2022	22,215,512	$24,807,679	$(22,083,961)	$2,723,718

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Months Ended June 30,		Six Months Ended June 30,
OPERATING ACTIVITIES	2022	2023	2022	2023
Net income (loss)	$(50,261)	$325,576	$(186,957)	$1,193,847
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	236,802	211,530	471,613	425,568
Amortization of lease costs in excess of cash paid	4,462	2,997	10,561	6,464
Deferred (benefit) income taxes	(15,872)	-	(61,913)	274,190
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	-	-	-	(1,460,444)
Accounts receivable	(145,920)	45,301	(127,824)	18,167
Inventories	5,838	1,424	(525)	(7,397)
Prepaid expenses	(8,992)	(9,341)	(35,297)	14,110
Other assets	(7,688)	(12,030)	(74,095)	(39,452)
Increase (decrease) in:
Accounts payable and accrued expenses	132,282	(26,668)	165,944	(78,501)
NET CASH PROVIDED BY OPERATING ACTIVITIES	150,651	538,789	161,507	346,552
INVESTING ACTIVITIES
Purchase of property and equipment	(58,349)	(16,094)	(524,731)	(29,430)
NET CASH USED IN INVESTING ACTIVITIES	(58,349)	(16,094)	(524,731)	(29,430)

FINANCING ACTIVITIES
Payment of principal on convertible notes	-	(50,000)	-	(50,000)
Payment of principal on Corbel loan	-	(250,000)	-	(366,667)
NET CASH (USED) IN FINANCING ACTIVITIES	-	(300,000)	-	(416,667)

Increase (decrease) in cash	92,302	222,695	(363,224)	(99,545)
Cash at beginning of period	807,987	463,283	1,263,513	785,523
Cash at end of period	$900,289	$685,978	$900,289	$685,978

Supplemental schedule of investing and financing activities

Cash paid for interest	$232,088	$269,167	$459,533	$540,327

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

The Employee Retention Tax Credit (“ERTC”) is a refundable tax credit that the Company was eligible to apply for based on qualified wages paid to employees. The program was introduced on March 27, 2020 in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to incentivize employers to keep their employees on their payroll during the pandemic and economic shutdown. The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

During the first quarter of 2023 the Company determined that it was entitled to an ERTC of $1.718 million and submitted amended federal Form 941 returns for the last three quarters of 2020 and the first two quarters of 2021 for both Noble Roman’s, Inc. (“Noble Roman’s”) and RH Roanoke, Inc. (“Roanoke”) claiming those refunds. The Company recognized an ERTC refund of $1.460 million, net of related expense of $258,000 in the first quarter of 2023. During July 2023, the Company received refunds for Roanoke for all five quarters and Noble Roman’s received all three quarters of 2020 and the second quarter of 2021. In total, in July 2023 the Company received payments of $1.16 million plus interest. If the Company receives the amount applied for the first quarter of 2021 for Noble Roman’s, it will have received $1.54 million net of commissions, or about $80,000 more than the amount accounted for in the first quarter of 2023.

There have been no other significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K.

Note 2 – Royalties and fees included initial franchise fees of $237,000 for the three-month period ended June 30, 2023, and $60,000 for the three-month period ended June 30, 2022. Royalties and fees included equipment commissions of $28,904 for the three-month period ended June 30, 2023, and $20,800 for the three-month period ended June 30, 2022. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1.4 million for the three-month period ended June 30, 2023, and $1.1 million for the three-month period ended June 30, 2022. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

At December 31, 2022 and June 30, 2023, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivables reflected on the consolidated balance sheets as of December 31, 2022 and June 30, 2023, will be collected.

During the six-month period ended June 30, 2023 there were 22 new outlets opened and three outlets closed.

Note 3. The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2023:

	Three Months Ended June 30, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$325,576	22,215,512	$0.02
Effect of dilutive securities
Convertible notes	14,375	1,150,000
Dilutive shares	-	133,252

Diluted earnings per share
Net income	$339,951	23,498,764	$0.01

	Six Months Ended June 30, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,193,845	22,215,512	$0.05
Effect of dilutive securities
Convertible notes	30,000	1,150,000
Dilutive shares	-	133,252

Diluted earnings per share
Net income	$1,223,845	23,498,764	$0.05

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2022:

	Three Months Ended June 30, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(50,261)	22,215,512	$0.00
Effect of dilutive securities
Convertible notes	15,625	1,250,000
Dilutive shares	-	113,606

Diluted earnings per share
Net loss (1)	$(34,640)	23,579,118	$0.00

	Six Months Ended June 30, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(186,957)	22,215,512	$(0.01)
Effect of dilutive securities
Convertible notes	31,250	1,250,000
Dilutive shares	-	113,606

Diluted earnings per share
Net loss (1)	$(155,707)	23,579,118	$(0.01)

(1) Net loss per share is shown as basic loss per share because the underlying dilutive securities have an anti-dilutive effect.

Note 4 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (the “Senior Note”) in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires payment-in-kind (“PIK”) interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. At the end of the third quarter 2022, the Company entered into an amendment to the Agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement. In addition, LIBOR will be replaced with SOFR, as defined in the Agreement. The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 payments of $83,333 per month continuing until maturity.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes (as defined in the Agreement), at the Company’s discretion. The Corbel Warrant expires on the sixth anniversary of the date of its issuance.

Impact of COVID-19 Pandemic

In the first quarter of 2020, a novel strain of coronavirus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments have, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic resulted in significant economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

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

As described in Note 1 above, the Company applied for and has received payments in respect of the ERTC provided by the CARES Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.

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

•	A fully-prepared pizza crust that captures the made-from-scratch pizzeria flavor which gets delivered to non-traditional locations in a shelf-stable condition so that dough handling is no longer an impediment to a consistent product, which otherwise is a challenge in non-traditional locations.
•	Fresh packed, uncondensed and never cooked sauce made with secret spices and vine-ripened tomatoes in all venues.
•	100% real cheese blended from mozzarella and Muenster, with no additives or extenders.
•	100% real meat toppings, with no soy additives or extenders, a distinction compared to many pizza concepts.
•	Vegetables (like onions and green peppers) and mushrooms for pizzas are sliced and delivered fresh, never canned.
•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
•	The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise and licensing base.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses. The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth. With the sales efforts in the first six months of 2023, the Company generated 43 new franchised units available for opening. During the first six months of 2023, the Company opened 22 new locations with the remaining balance of the locations sold not yet open in various stages of development to be opened. In addition, the Company has a significant pipeline of leads and prospects for future non-traditional franchise sales.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2022		2023		2022		2023
Revenue	$2,503,363	100%	$2,373,652	100%	$4,786,960	100%	$4,463,994	100%
Cost of sales	523,135	20.9	476,942	20.1	993,408	20.8	928,300	20.8
Salaries and wages	720,537	28.6	652,905	27.5	1,443,494	30.2	1,270,369	28.5
Facility cost including rent, common area and utilities	406,536	16.2	405,768	17.1	800,233	16.7	810,592	18.2
Packaging	85,005	3.4	77,080	3.2	165,743	3.5	149,108	3.3
Delivery fees	39,423	1.6	29,095	1.2	76,347	1.6	60,217	1.3
All other operating expenses	388,253	15.5	383,402	16.1	742,193	15.5	721,428	16.2
Total expenses	2,162,889	86.4	2,025,192	85.3	4,221,418	88.2	3,940,014	88.3
Margin contribution	$340,474	13.6%	$348,460	14.7%	$565,542	11.8%	$523,980	11.7%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising activities and the percentage relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2022		2023		2022		2023
Total royalties and fees revenue	$1,064,363	100%	$1,373,533	100%	$2,098,607	100%	$2,360,876		100%
Salaries and wages	216,658	20.4	207,604	15.1	410,254	19.6	430,062		18.2
Trade show expense	45,000	4.2	50,920	3.7	135,000	6.4	141,120		6.0
Insurance	99,431	9.3	78,711	5.7	195,281	9.3	169,886		7.2
Travel and auto	40,002	3.8	26,019	1.9	58,809	2.8	58,149		2.5
All other operating expenses (benefit)	82,149	7.7	70,874	5.2	145,251	6.9	(1,234,035	)(1)	(52.3)
Total expenses	483,240	45.4	434,128	31.6	944,595	45.0	(434,818)		(18.4)
Margin contribution	$581,123	54.6%	$939,405	68.4%	$1,154,012	55.0%	$2,795,693		118.4%

(1) See Note 1 to the Company’s condensed consolidated financial statements for a discussion of the ERTC, which substantially reduced operating expenses in the first quarter of 2023 but had no effect on the second quarter.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three months ended June 30,				Six months ended June 30,
Description	2022		2023		2022		2023
Revenue(1)	$177,115	100%	$236,585	100%	$310,244	100%	$459,965		100%
Cost of sales	71,076	40.1	87,078	36.8	120,945	39.0	172,580		37.5
Salaries and wages	60,167	34.0	72,892	30.8	112,541	36.3	145,378		31.6
Rent	17,075	9.6	22,760	9.6	29,884	9.6	44,501		9.7
Packaging	5,933	3.3	6,014	2.5	10,732	3.4	13,182		2.9
All other operating expenses (benefit)	15,499	8.8	15,407	6.5	28,524	9.2	(49,661	)(2)	(10.8)
Total expenses	169,750	95.8	204,150	86.3	302,626	97.5	325,980		70.9
Margin contribution	$7,365	4.2%	$32,434	13.7%	$7,618	2.5%	$133,985		29.1%

(1)	The significant increase in revenue was primarily the result of the hospital releasing most of its pandemic restrictions by allowing employees and guests to travel throughout the hospital.
(2)

See Note 1 to the Company’s condensed consolidated financial statements for a discussion of the ERTC, which substantially reduced operating expenses in the first quarter of 2023. Total expenses were reduced by $83,177 as a result of recording the ERTC in the first quarter of 2023 but had no effect on the second quarter.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.5 million to $2.4 million and from $4.8 million to $4.5 million for the respective three-month and six-month periods ended June 30, 2023, compared to the corresponding periods in 2022. The revenue for the periods in 2022 reflected relatively high sales from a few of the locations that opened late in the previous year which the Company can experience immediately following the opening of a new location. Also, sales for April and May were negatively impacted by the economic uncertainty and inflation which affected some consumers’ willingness to dine out.

Cost of sales as a percentage of revenue from this venue decreased from 20.9% to 20.1% for the three-month period and remained approximately constant at 20.8% for the six-month period both ended June 30, 2023 compared to the corresponding periods in 2022. The Company has incurred significant increases in general product costs but was able to offset that with efficiency gained as staffing levels stabilized and employee experience levels increased. Additionally, the Company promoted a lower food cost item during the month of June, had reduced cheese prices in June and made minor improvements to portioning systems that were in place from late March.

Salaries and wages percentage decreased to 27.5% and 28.5% for the respective three-month and six-month periods compared to 28.6% and 30.2% for the corresponding periods in 2022. The cost of salaries and wages as a percentage of revenue for this venue has improved significantly due to the efficiencies gained and implemented and despite the highly competitive environment for both restaurant management and hourly workers has resulted in measurable higher salary and wage rates.

Gross margin contribution as a percentage of revenue for this venue increased to 14.7% from 13.6% for the three-months ended June 30, 2023 compared to the corresponding period in 2022. For the six-month period the gross margin remained approximately the same at 11.8%, as the corresponding period in 2022. Sales were under pressure during January and February 2023 due to several economic factors, including inflation, high gas prices and consumer concerns about the direction of the overall economy.

Franchising

Total revenue was $1.4 million and $2.4 million for the three-month and six-month periods ended June 30, 2023 compared to $1.06 million and $2.10 million for the comparable periods in 2022, respectively. This is primarily the result of the Company determining to redirect additional staff efforts on the sale of non-traditional franchises while still carefully managing corporate-level overhead expenses. The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic and its after effects coming to an end and the determination that owners of non-traditional locations would be more willing to look at expansion options and a willingness to invest in their growth. With the sales efforts in the first six month of this year the Company generated 43 new franchised units available for opening. During the first six months of 2023, the Company opened 22 new locations with the remaining balance of the locations sold and not yet open in various stages of development to be opened. In addition, the Company has a significant pipeline of leads and prospects for future non-traditional franchise sales. The Company believes this growth points to an attractive opportunity for the coming months as the remaining new units already sold opened and the number of interested prospects that the Company has identified.

Salaries, wages, trade show expense, insurance and travel costs were all kept in line with past results and the Company continues to maintain good control over those dollar amounts. However, comparability of other costs and margins is difficult, because of the large reduction of other operating costs in the first quarter of 2023 as a result of recording the ERTC refund. See Note 1 of the Company’s condensed consolidated financial statements above.

The reported margin was 68.4% and 118.4% for the three-month and six-month periods ended June 30, 2023, compared to 54.6% and 55.0% for the comparable periods in 2022, respectively. The increase in margin in the three-month period was the result of new franchise locations and in the six-month period it was the result of those same new locations plus the benefit of the ERTC.

Company-Owned Non-Traditional Location

Gross revenue from this venue was $237,000 and $460,000 during the three-month and six-month periods ended June 30, 2023 compared to $177,000 and $310,000 for the comparable periods in 2022, respectively. The primary reason for the significant increase in revenue during both periods was the withdrawal of certain restrictions placed on hospital locations as a result of the COVID-19 pandemic where hospitals were restricted from having outside visitors and staff inside the hospital restricted from going from one area of the hospital to another.

Total expenses were $204,000 and $326,000 for the three-month and six-month periods ended June 30, 2023 compared to $170,000 and $303,000 for the comparable periods in 2022, respectively. The increase in expenses resulted from the significant increase in revenue, partially offset by the recording of the ERTC in the first quarter of 2023.

Other Expenses

Depreciation and amortization expense were $95,517 and $191,033 for the three-month and six-month periods ended June 30, 2023 compared to $112,687 and $225,439 for the comparable periods in 2022, respectively. The decrease in depreciation expense was the result of not opening any new corporate-owned locations to date in 2023.

General and administrative expenses were $526,000 and $1,045,000 for the three-month and six-month periods ended June 30, 2023, compared to $540,000 and $1,080,000 for the comparable periods in 2022, respectively. This reflects the Company’s focus on minimizing costs while growing revenue through franchising.

Operating income was $704,361 and $2,230,109 for the three-month and six-month periods ended June 30, 2023 compared to $281,584 and $440,727 for the comparable periods in 2022, respectively. The increase in the second quarter of 2023 over 2022 was a result of growth in the franchising venue while maintaining Craft Pizza & Pub profitability while and keeping overall expenses under control. The six-month period results also benefited from the recognition of the ERTC of $1.46 million in the first quarter of 2023.

Interest expense was $379,000 and $762,000 for the three-month and six-month periods ended June 30, 2023 compared to $348,000 and $690,000 for the comparable periods in 2022, respectively. The primary reason for the increase in both periods was non-cash PIK interest which adds to the principal amount of the Corbel loan outstanding, however that is now being offset by a principal payment each month of $83,333, plus an application of a portion of the ERTC reimbursement received to the early retirement of a portion of the long-term debt.

Liquidity and Capital Resources

The Company’s current ratio was 1.84-to-1 as of June 30, 2023 compared to 1.3-to-1 as of December 31, 2022.

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share. The remaining Warrants to purchase 725,000 shares were re-priced to $0.57 per share as a result of the financing completed in February 2020.

On February 7, 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended, (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement. In addition, LIBOR will be replaced with SOFR.

See Note 1 to the Company’s condensed consolidated financial statements for discussion of funds received from the ERTC.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza &Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow. The Company intends to refinance its outstanding debt payable to Corbel before maturity in February 2025.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements, shifts in market demand, the success of franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, the outcome of the election of directors at the Company’s 2023 annual meeting of shareholders (as discussed under “Part II-Other Information”), general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the acceptance of the amended federal Form 941 returns relating to the ERTC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and the resolution of litigation arising out of a dispute with a third party purporting to nominate a candidate for director at the 2023 annual meeting, as well as the factors discussed under “Risk Factors” contained in this Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. If activist stockholder activities ensue, our business could be adversely impacted.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 5. Other Information.

BT Brands, Inc. (“BT Brands”) purported to nominate Gary Copperud for election as a Class III director at the annual meeting in opposition to A. Scott Mobley, President and Chief Executive Officer of Noble Roman’s. Mr. Mobley has been nominated and unanimously endorsed by the Board of Directors. The Company advised BT Brands that its nominee was disqualified because it was not a shareholders of record at the date it submitted its nomination under the Company’s Bylaws. The shareholders may receive proxy solicitation materials from BT Brands including a proxy statement and proxy card. The Board of Directors of the Company recommends to the shareholders that they not return the proxy card. The Company is not responsible for the accuracy of any information provided by or relating to BT Brands contained in any proxy solicitation materials filed or disseminated by, or on behalf of, BT Brands or any other statements that BT Brands or its representatives may have made or otherwise make. The Board, including all of its independent directors, strongly urges the shareholders NOT to sign or return any proxy card sent to them by or on behalf of BT Brands. On August 3, 2023, BT Brands filed a lawsuit in Federal court in Indianapolis alleging its purported nominee had been wrongfully disqualified and the Company had failed to comply with appliable proxy rules, and seeking various relief against the Company and its Board of Directors. The Company believes the lawsuit is entirely without merit and will defend the claims vigorously.

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

NOBLE ROMAN’S, INC.

Date: August 9, 2023	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and Principal Financial Officer)

