Form 10-Q
period 2023-09-30
NOBLE ROMANS INC
filed 2023-11-14
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of November 10, 2023, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2022 and September 30, 2023 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2022 and 2023 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended September 30, 2023 and 2022 and nine-month periods ended September 30, 2023 and 2022 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2023 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2022	September 30, 2023
Current assets:
Cash	$785,522	$563,646
Employee Retention Tax Credit Receivable	-	507,726
Accounts receivable – net	824,091	809,807
Inventories	997,868	942,763
Prepaid expenses	424,822	691,317
Total current assets	3,032,303	3,515,259

Property and equipment:
Equipment	4,351,558	4,369,954
Leasehold improvements	3,116,030	3,127,880
Construction and equipment in progress	63,097	62,632
	7,530,685	7,560,466
Less accumulated depreciation and amortization	2,817,477	3,104,026
Net property and equipment	4,713,208	4,456,440
Deferred tax asset	3,374,841	3,100,651
Deferred contract cost	934,036	1,121,826
Goodwill	278,466	278,466
Operating lease right of use assets	5,660,155	5,123,819
Other assets including long-term portion of receivables – net	350,189	395,935
Total assets	$18,343,198	$17,992,396

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$650,582	$192,440
Current portion of operating lease liability	799,164	799,164
Current portion of Corbel loan payable	866,667	1,000,000
Total current liabilities	2,316,413	1,991,604

Long-term obligations:
Term loan payable to Corbel – net of current portion	7,470,900	6,467,678
Corbel warrant value	29,037	29,037
Convertible notes payable	622,864	575,000
Operating lease liabilities – net of current portion	5,103,286	4,574,360
Deferred contract income	934,036	1,121,826
Total long-term liabilities	14,160,123	12,767,900

Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2022 and as of September 30, 2023)	24,819,736	24,837,605
Accumulated deficit	(22,953,074)	(21,604,713)
Total stockholders’ equity	1,866,662	3,232,892
Total liabilities and stockholders’ equity	$18,343,198	$17,992,396

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Revenue:
Restaurant revenue - company-owned restaurants	$2,587,182	$2,175,219	$7,374,143	$6,639,213
Restaurant revenue - company-owned non-traditional	195,647	247,252	505,891	707,217
Franchising revenue	1,119,793	1,310,284	3,218,401	3,671,160
Administrative fees and other	5,961	6,657	25,226	22,068
Total revenue	3,908,583	3,739,412	11,123,661	11,039,658

Operating expenses:
Restaurant expenses - company-owned restaurants	2,195,261	1,974,635	6,416,678	5,914,648
Restaurant expenses - company-owned non-traditional	201,013	240,245	503,639	566,225
Franchising expenses	499,478	395,777	1,444,073	(36,255)
Total operating expenses	2,895,752	2,610,657	8,364,391	6,444,618

Depreciation and amortization	112,555	95,517	337,994	286,550
General and administrative expenses	518,466	519,291	1,598,689	1,564,433
Total expenses	3,526,723	3,225,465	10,301,074	8,295,602
Operating income	381,860	513,947	822,587	2,744,056

Interest expense	378,008	359,431	1,067,605	1,121,505
Income (loss) before income taxes	3,852	154,516	(245,018)	1,622,551
Income tax expense (benefit)	-	-	(61,913)	274,190
Net income (loss)	$3,852	$154,516	$(183,105)	$1,348,361

Earnings per share – basic:
Net income (loss) before income tax	$0.00	$0.01	$(0.01)	$0.07
Net income (loss)	$0.00	$0.01	$(0.01)	$0.06
Weighted average number of common shares Outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income (loss) before income tax	$0.00	$0.01	$(0.01)	$0.07
Net income (loss)	$0.00	$0.01	$(0.01)	$0.06
Weighted average number of common shares outstanding	23,513,954	$23,581,300	23,513,954	$23,581,300

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2022	22,215,512	$24,819,736	$(22,953,074)	1,866,662

Net income for nine months ended September 30, 2023			1,348,361	1,348,361
Amortization of value of employee stock options		17,869		17,869
Balance at September 30, 2023	22,215,512	$24,837,605	$(21,604,713)	$3,232,892

Three Months Ended September 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2023	22,215,512	$24,832,525,	$(21,759,227)	$3,073,298

Amortization of value of employee stock options		5,080		5,080

Net income for three months ended September 30, 2023			154,514	154,514

Balance at September 30, 2023	22,215,512	$24,837,605	$(21,604,713)	$3,232,892

See accompanying notes to condensed consolidated financial statements (unaudited).

Nine Months Ended September 30, 2022:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564

Net loss for nine months ended September 30, 2022			(183,105)	(183,105)
Amortization of value of employee stock options		22,139		22,139
Balance at September 30, 2022	22,215,512	$24,813,707	$(22,080,109)	$2,733,598

Three Months Ended September 30, 2022:

	Common Stock		Accumulated
	Share	Amount	Deficit	Total

Balance at June 30, 2022	22,215,512	$24,807,679	$(22,083,961)	$2,723,718

Amortization of value of employee stock options		6,028		6,028

Net income for three months ended September 30, 2022			3,852	3,852

Balance at September 30, 2022	22,215,512	$24,813,707	$(22,080,109)	$2,733,598

See accompanying notes to condensed consolidated financial statements (unaudited

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

OPERATING ACTIVITIES	Nine months ended September 30,
	2022	2023

Net income (loss)	$(183,105)	$1,348,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707,040	635,176
Amortization of lease cost in excess of cash paid	14,821	6,462
Deferred income taxes	(61,913)	274,190
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	-	(507,726)
Accounts receivable	(126,589)	14,284
Inventories	(17,750)	55,105
Prepaid expenses	(56,337)	(266,495)
Other assets including long-term portion of receivables	(82,714)	(45,746)
(Decrease) in:
Accounts payable and accrued expenses	(170,512)	(458,142)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,941	1,055,469

INVESTING ACTIVITIES
Purchase of property and equipment	(543,465)	(29,781)
NET CASH USED IN INVESTING ACTIVITIES	(543,465)	(29,781)

FINANCING ACTIVITIES
Principal payment of convertible notes	-	(50,000)
Principal payments on Corbel term loan	-	(1,198,510)
Lease liabilities	-	946
NET CASH USED BY FINANCING ACTIVITIES	-	(1,247,564)

Increase (decrease) in cash	(520,524)	(221,876)
Cash at beginning of period	1,263,513	785,522
Cash at end of period	$742,989	$563,646

Supplemental schedule of investing and financing activities

Cash paid for interest	$720,697	$793,692

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

During the first quarter of 2023 the Company determined that it was entitled to an ERTC of $1.718 million and submitted amended federal Form 941 returns for the last three quarters of 2020 and the first two quarters of 2021 for both Noble Roman’s, Inc. (“Noble Roman’s”) and RH Roanoke, Inc. (“Roanoke”) claiming those refunds.  The Company recognized an ERTC refund of $1.460 million, net of related expense of $258,000 in the first quarter of 2023.  During July 2023, the Company received refunds for Roanoke for all five quarters and Noble Roman’s received all three quarters of 2020 and the second quarter of 2021.  In total, in July 2023 the Company received payments totaling $1.16 million net of commissions plus interest.  The Company expects to receive approximately $507,000 additional ERTC refund for the first quarter of 2021.

There have been no other significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K.

Note 2 – Royalties and fees included initial franchise fees of $327,500 and $609,500 for the three-month and nine-month periods ended September 30, 2023, and $60,500 and $203,500 for the three-month and nine-month periods ended September 30, 2022.  Royalties and fees included equipment commissions of $62,950 and $115,700 for the three-month and nine-month periods ended September 30, 2023, and $12,500 and $41,300 for the three-month and nine-month periods ended September 30, 2022.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $919,800 and $2.89 million for the three-month and nine-month periods ended September 30, 2023, and $1.1 million and $3.2 million for the three-month and nine-month periods ended September 30, 2022.  Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

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

The deferred contract income and deferred costs were $1.12 million as of September 30, 2023.

At December 31, 2022 and September 30, 2023, the carrying value of the Company’s franchise receivables have been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheets as of December 31, 2022 and September 30, 2023, will be collected.  In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company created a reserve for uncollectability on all long-term franchisee receivables.  The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional royalty income at the time received or activity occurring which demonstrates probability of collection.

During the nine-month period ended September 30, 2023, there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  During this period, there were 40 new non-traditional outlets opened and 6 non-traditional outlets closed.

Note 3 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2023:

	Three Months Ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$154,516	22,215,512	$0.01
Effect of dilutive securities
Stock dilution		115,778
Convertible notes	14,375	1,250,000

Diluted earnings per share
Net income	$168,891	23,581,290	$0.01

	Nine Months Ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,348,359	22,215,512	$0.06
Effect of dilutive securities
Stock dilution		115,788
Convertible notes	44,375	1,250,000

Diluted earnings per share
Net income	$1,392,734	23,581,300	$0.06

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

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires payment-in-kind (“PIK”) interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. At the end of the third quarter 2022, the Company entered into an amendment to the Agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement. In addition, SOFR, as defined in the Agreement, replaced LIBOR.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.57 per share (“Tranche 1”); (ii) 900,000 shares of Common Stock at an exercise price of $0.72 per share (“Tranche 2”); and (iii) 150,000 shares of Common Stock at an exercise price of $0.97 per share (“Tranche 3”).  In an amendment on September 11, 2023, the exercise price of all three tranches was amended to $0.30 per share.  Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for Put Notes (as defined in the Agreement), at the Company’s discretion. The Corbel Warrant expires on the seventh anniversary of the date of its issuance.

Note 5 – The Company evaluated subsequent events through the date the financial statements were issued and filed with SEC.  On October 27, 2023, the Company entered into a Development Agreement with Majors Management, LLC for the development of 100 new non-traditional franchise locations.  The Development Agreement requires the developer to have 31 locations open by June 30, 2024, 50 locations open by December 31, 2024, with the remainder of the 100 locations to be open by September 30, 2026.  The new locations may be developed throughout the 48 contiguous states, however the concentration of those locations is expected to be in Texas, Alabama, Georgia and Tennessee.

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

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties especially as a result of the emergence of the Omicron and other variants of COVID-19 in late 2021 and early in 2022.  Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operations of dine-in restaurants and other businesses in light of COVID-19 which negatively affected the Company’s operations.  The Company can provide no assurance the phase out of restrictions will continue to have a positive effect on the Company’s business.

Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of some potential franchisees for both the Company’s Craft Pizza & Pub and non-traditional venues.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021.  The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In 2019, the Company executed an agreement with the first franchise operator, Indiana’s largest Dairy Queen franchisee with 19 franchised Dairy Queen locations at that time.  The franchisee opened the first franchised Craft Pizza & Pub location in May 2019 and another location in November 2020.  In November 2019, another franchisee, with an operations background in McDonald’s, opened a Craft Pizza & Pub in Evansville, Indiana.

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

As discussed under Impact of COVID-19 pandemic above, the franchising section of our revenue declined in 2021 and early 2022 due to the number of government forced closures in an attempt to prevent the spread of COVID-19.  One segment of the franchising section was made up of a number of franchises located in all types of entertainment facilities such as bowling centers and family entertainment centers.  The regulations were different in different states but for the most part that closing order was in effect for two years after which many of those franchisees did not have the financial means of reopening after that period of time.

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  With the sales efforts in the first nine months of 2023, the Company generated 54 new franchised units available for opening.  The focus on selling more non-traditional franchise locations, including several locations with higher than average potential volumes, is proceeding and the Company has sold and still has a significant backlog of prospects to expand the franchise locations.  In addition, on October 27, 2023 the Company entered into a Development Agreement with Majors Management, LLC for 100 franchise locations to be developed over the next three years.

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

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  With the sales efforts in the first nine months of 2023, the Company generated 54 new franchised units available for opening.  During the first nine months of 2023, the Company opened 40 new locations with the remaining balance of the locations sold not yet open in various stages of development to be opened.  In addition, the Company has a significant pipeline of leads and prospects for future non-traditional franchise sales.

The initial franchise fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non- Traditional Except Hospitals	Non- Traditional Hospitals	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000	(1)

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

The Company has third-party distributors strategically located throughout the United States.  The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees and licensees in their distribution areas for weekly deliveries to the franchisee.  Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributor, and distributes the ingredients to the franchisee at a price determined by the distributor agreement.  Payment terms to the distributor are agreed upon between each franchisee and the respective distributor.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
Revenue	$2,587,182	100%	$2,175,219	100%	$7,374,143	100%	$6,639,213	100%
Cost of sales	569,470	22.0	430,826	19.8	1,562,878	21.2	1,359,126	20.5
Salaries and wages	712,239	27.5	643,081	29.6	2,155,734	29.2	1,913,450	28.8
Facility cost including rent, common area and utilities	432,126	16.7	399,684	18.4	1,232,359	16.7	1,210,276	18.2
Packaging	93,647	3.6	71,586	3.3	259,390	3.5	220,694	3.4
Third-party delivery fees	39,330	1.5	26,227	1.2	115,677	1.6	86,444	1.3
All other operating expenses	348,448	13.5	403,230	18.5	1,090,641	14.8	1,124,658	16.9
Total expenses	2,195,260	84.8	1,974,635	90.8	6,416,679	87.0	5,914,648	89.1
Margin contribution	$391,922	15.2%	$200,584	9.2%	$957,464	13.0%	$724,565	10.9%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percent relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
Royalties and fees franchising	$1,119,793	100%	$1,310,284	100%	$3,218,401	100%	$3,671,160	100%
Salaries and wages	227,441	20.3	193,781	14.8	637,695	19.8	648,342	17.7
Trade show expense	90,000	8.0	44,936	3.4	225,000	7.0	229,056	6.2
Travel and auto	22,348	2.0	37,908	2.9	81,158	2.5	96,057	2.6
All other operating expenses	159,689	14.3	119,152	9.1	500,220	15.6	(1,009,710)	(27.5)
Total expenses	499,478	44.6	395,777	30.2	1,444,073	44.9	(36,255)	(1.0)
Margin contribution	$620,315	55.4%	$914,507	69.8%	$1,774,328	55.1%	$3,707,415	101%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
Revenue	$195,647	100%	$247,252	100%	$505,891	100%	$707,217	100%
Total expenses	201,013	102.7	240,245	97.2	503,639	99.6	566,225	80.1
Margin contribution	$(5,366)	(2.7)%	$7,007	2.8%	$2,252	.4%	$140,992	19.9%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.6 million to $2.2 million and from $7.4 million to $6.6 million for the respective three-month and nine-month periods ended September 30, 2023, compared to the corresponding periods in 2022.  The decrease in revenue for both the three-month and nine-month periods was the result of declines in same store sales due to a softening of consumer spending resulting from an increase in credit card debt, an increase in gas prices and overall inflation resulting in less disposable income for the ordinary consumer.

Cost of sales, as a percentage of revenue from this venue, decreased from 22.0% to 19.8% for the three-month period and from 21.2% to 20.5% for the nine-month period ended September 30, 2023 compared to the corresponding periods in 2022.  The Company incurred significant increases in product cost during the first quarter but was able to offset that cost after manufacturer negotiations, with internal adjustments to operating systems and with efficiency gained in operations as staffing levels stabilized and employee experience levels increased.

Salaries and wages, as a percentage of revenue from this venue, were 29.6% and 28.8% for the three-month and nine-month periods ended September 30, 2023, compared to 27.5% and 29.2% for the corresponding periods in 2022. The cost of salaries and wages for this venue has increased significantly due to the competitive environment for available labor caused by the general shortage of available labor in 2022, which was mostly offset by a menu price increase in early 2022.  The Company has not had a menu price increase in over a year.  Cost of salaries and wages during the three-month period ended September 30, 2023 also increased as a percentage of revenue partially caused by a decline in same store sales.

Gross margin contribution as a percentage of revenue for this venue was 9.2% and 10.9% for the three-month and nine-month periods ended September 30, 2023 compared to 15.2% and 13.0% for the corresponding periods in 2022.  The decrease in margin during both periods was the result of same store sales decline as explained in the paragraph above regarding revenue.

Franchising

Total revenue was $1.3 million and $3.7 million for the three-month and nine-month periods ended September 30, 2023, compared to $1.1 million and $3.2 million for the comparable periods in 2022, respectively.  Franchising revenue had a strong increase in both the three-month and nine-month periods over the corresponding periods in 2022 because of the rapid increase in number of franchises sold in these periods.  During the fourth quarter of 2022 the Company recognized that with the pandemic winding down non-traditional locations, particularly in the convenience stores and travel plazas, were strongly considering better food options to grow their business and increase their margins.  By shifting emphasis to growth in the non-traditional segment the Company was able to take advantage of that new opportunity without incurring additional overhead.  The interest in new growth opportunities in this venue are continuing, and with new franchise agreements and the backlog of prospects, this trend is expected to continue.  In addition, on October 27, 2023, the Company entered into a Development Agreement with Majors Management, LLC for the development of 100 new non-traditional franchise locations.  The Development Agreement requires the developer to have 31 locations open by June 30, 2024, 50 locations open by December 31, 2024, with the remainder of the 100 locations to be open by September 30, 2026.  The new locations may be developed throughout the 48 contiguous states, but the Company expects the concentration of those locations will be in Texas, Alabama, Georgia and Tennessee.

Salaries and wages, trade show expense, insurance and other operating costs as a percentage of revenue from this venue were 30.2% and (.1%) for the three-month and nine-month periods ended September 30, 2023 compared to 44.6% and 44.9%, respectively, for the corresponding periods in 2022.  The decrease in those costs as a percentage of revenue in the three-month period was a result of the growth in revenue, as discussed in the previous paragraph, while actually reducing the dollar cost of those expenses as well.  The negative cost in the nine-month period was both the result of the growth in revenue, as explained in the previous paragraph, but also a reflection of the Employee Retention Tax Credit received which was designed to reimburse companies for payroll and other costs for the  negative economic effects of the pandemic and related shutdown orders imposed on businesses.  This credit is further described in Note 1 above.

Margin contribution was 69.8% and 101%, as a percentage of revenue from this venue, for the three-month and nine-month periods ended September 30, 2023, compared to 55.4% and 55.1% for the comparable periods in 2022, respectively.  The increase in margin contribution during the three-month period ended September 30, 2023, was a result of the growth in revenue, as described above, plus a corresponding reduction of operating expenses.  The growth in revenue in the nine-month period was partially the growth in revenue, as described above, in addition to receipt of the Employee Retention Tax Credit under the CARES Act, as discussed in the previous paragraph.

Company-Owned Non-Traditional Locations

Gross revenue from this venue was $247,000 and $707,000 during the three-month and nine-month periods ended September 30, 2023, compared to $196,000 and $506,000 for the comparable periods in 2022, respectively.   The primary reason for the increase during both periods was the withdrawal of restrictions placed on hospital locations as a result of the COVID-19 pandemic that prevented hospitals from having outside visitors and staff inside the hospital restricted from going from one area of the hospital to another.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses were $240,000 and $566,000 for the three-month and nine-month periods ended September 30, 2023, compared to $201,000 and $504,000 for the comparable periods in 2022, respectively.  The primary reason for the increase in both periods was the increase in revenue as a result of lifting restrictions on the hospital due to the COVID-19 pandemic, as explained above.

Corporate Level Results of Operations

Depreciation and amortization were $96,000 and $287,000 for the three-month and nine-month periods ended September 30, 2023, compared to $113,000 and $338,000 for the comparable periods in 2022, respectively.  The depreciation decrease was the result of not opening any new corporate-owned locations to date in either 2022 or 2023.

General and administrative expenses were $519,000 and $1.6 million for the three-month and nine-month periods ended September 30, 2023, compared to $518,000 and $1.6 million for the comparable periods in 2022, respectively.  The Company maintained tight control of its operating expenses while growing its franchising revenue.

Operating income was $514,000 and $2.74 million for the three-month and nine-month periods ended September 30, 2023 compared to $382,000 and $823,000 for the comparable periods in 2022, respectively.

Interest expense was $359,000 and $1.1 million for the three-month and nine-month periods ended September 30, 2023 compared to $378,000 and $1.1 million for the comparable periods in 2022, respectively.  The interest expense was reduced by the monthly principal payments required by the loan agreement in addition to voluntary payments to reduce principal totaling approximately $579,000, offset by an increase in principal by adding the PIK note interest to the principal amount each month.

As a result of the above factors, net income (loss) was $155,000 and $1.3 million for the three-month and nine-month periods ended September 30, 2023, compared to $4,000 and $(183,000) for the comparable periods in 2022, respectively.

Liquidity and Capital Resources

The Company’s current ratio was 1.8-to-1 as of September 30, 2023 compared to 1.3-to-1 as of December 31, 2022.

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share.  The remaining Warrants to purchase 725,000 shares were re-priced to $.30 per share as a result of the adjustment required in the Warrants.

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

The Senior Note bears cash interest of LIBOR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. At the end of the third quarter 2022, the Company entered into an amendment to the Agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In July 2023, the Company made non-required principal payments of approximately $579,000.  In addition, SOFR replaced LIBOR.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, shifts in market demand, the success of franchise programs, including the Noble Roman’s Craft Pizza & Pub format, the Company’s ability to successfully operate an increased number of Company-owned restaurants, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans, the acceptance of the amended federal Form 941 returns relating to the ERTC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in this Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, our business could be adversely impacted.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2023, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $8.4 million.  The Company’s current borrowings were at a variable rate tied to LIBOR plus 7.25% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in LIBOR the Company would incur increased interest expense of approximately $85,000 over the succeeding 12-month period.  At the end of the third quarter 2022, the Company entered into an amendment to the Senior Note agreement changing the required payments of principal beginning in March 2023 from $33,333 per month to $83,333 per month in exchange for lowering the financial covenants and eliminating the excess cash flow requirement.  In addition, SOFR replaced LIBOR.

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

None.

ITEM 5. Other Information.

Not applicable.

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

NOBLE ROMAN’S, INC.

Date: November 14, 2023	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and
Principal Financial Officer)

