Form 10-K
period 2023-12-31
NOBLE ROMANS INC
filed 2024-05-17
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $3.14 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of March 1, 2024.

Documents Incorporated by Reference: None

NOBLE ROMAN’S, INC.

FORM 10-K

Year Ended December 31, 2023

Explanatory Note

Noble Roman’s, Inc. (the “Company”) was recently advised by Assurance Dimensions (“Assurance”), the independent accounting firm, that the Company’s previously issued financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Prior Statements”) should be restated to correct errors from prior periods that were reflected in the opening balance sheet for that year.  The errors affected accounts payable and accumulated deficit.  Accordingly, the prior statements should no longer be relied upon.  As a result, we determined to restate such financial statements to correct the error, as included in this report.

The error related to years prior to 2020 and were carried forward to 2022.  This error affected the Company’s accounts payable and accumulated deficit in the consolidated balance sheets.  Specifically, the Company’s accounts payable and accumulated deficit were understated.  The correction also restates interest expense incurred in 2022 which the Company had recorded in 2023.

Below is a comparison of the previously reported amounts, as compared to the restated amounts:

Balance Sheet as of December 31, 2022

	As Filed	As Restated
Total current assets	$3,032,303	$3,032,303
Net property and equipment	4,713,208	4,713,208
All other assets	10,597,687	10,597,687
Total assets	18,343,198	18,343,198

Accounts payable and accrued expenses	650,582	1,807,035
All other current liabilities	1,665,831	1,665,831
Total current liabilities	2,316,413	3,472,866
Long-term liabilities	14,160,123	14,160,123

Common stock	24,819,736	24,819,736
Accumulated deficit	(22,953,074)	(24,109,527)
Total liability and stockholders equity	$18,343,198	$18,343,198

This restatement of the balance sheet as of December 31, 2022 would indicate the three quarter 10-Q’s for 2023 needed to be restated as the change above would carry over to the balance sheet of those quarterly reports.  However, because of the immaterial nature of the restatement on the quarterly reports, management has made the decision not to restate those quarterly reports.

Management evaluated its prior conclusions regarding the effectiveness of the Company disclosure control and procedures and internal control over financial reporting.  Based on that evaluation, management has concluded that this matter resulted from material weaknesses in the Company’s internal control over financial reporting.  See Part II, Item 9A, Controls and Procedures, for additional information regarding this material weakness.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  The Company is currently experiencing significant growth in the number of non-traditional franchised locations.  See “Noble Roman’s Pizza for Non-Traditional Locations” below for additional information.

The Company’s first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021.   The Company may open additional locations in the future.  The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s business and its franchising operations, beginning when the pandemic emerged during the first quarter of 2020.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date baking technology and equipment to maximize speed, enhance quality and continue the taste customers love and expect from a Noble Roman’s.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu and these locations also offer a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Spicy Cheese Sauce, most of which has been offered in its locations since 1972.  In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is proceeding, and the Company has a significant backlog of prospects to expand the franchise locations.

As an example of its development plans, in October  2023, the Company entered into a development agreement with Majors Management, LLC (“Majors Management”) for 100 franchise locations to be developed prior to September 30, 2026.  Majors Management owns many more locations than the initial locations covered by this development agreement and has indicated that it is likely to expand the Company’s development of new locations with many other locations.  In addition, the Company believes that its development with Majors Management has spurred interest in the Company’s concept by many other owners of potential host facilities.

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

Business Strategy

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  In doing so the Company is maintaining its focus on expansion of revenue while carefully managing corporate-level overhead expenses.  The Company will also continue to develop, own and operate select Craft Pizza & Pub locations as opportunities present themselves.   The Company believes franchising the Craft Pizza & Pub concept has considerable future growth potential as well.

The initial fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

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

The fees are paid upon signing the franchise agreement and, when paid, are non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises.

The Company’s proprietary ingredients used by both Craft Pizza & Pub locations and non-traditional locations are manufactured pursuant to the Company’s recipes and formulas by third-party manufacturers under contracts between the Company and its various manufacturers.  These contracts require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved distributors at prices negotiated between the Company and the manufacturer.

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

Seasonality of Sales

Inclement or unusually cold winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are primarily designed for in-store dining and carry-out, which in turn affects Company revenue.  Spring weather may also adversely affect sales in Craft Pizza & Pub locations as people first start to spend time outside.  Sales of non-traditional franchises or licenses may be affected by weather and holiday periods.  Non-traditional venue sales may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year.  Product sales by the non-traditional franchises/licenses may be slower during the first quarter of the year.

Human Capital

As of March 1, 2024, the Company employed approximately 36 persons full-time and 118 persons on a part-time, hourly basis, of which 11 of the full-time employees are employed in sales and service of the franchise/license units and 25 in restaurant locations.  No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Impact of COVID-19 Pandemic and the Government Response

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

The pandemic and the governmental response had a significant adverse impact on the Company due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties,  especially as a result of the emergence of the Omicron and other variants of COVID-19 in late 2021 and early in 2022.  Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, temporarily restricted travel and suspended the operations of dine-in restaurants and other businesses in light of COVID-19 which negatively affected the Company’s operations.  Future outbreaks of COVID-19 or other pandemics could adversely affect the Company.  Further, the Company can provide no assurance the phase out of restrictions will result in the full restoration of the Company’s historical sales patterns and levels.

Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises.  The largest impact on the Company’s non-traditional franchising segment was that essentially all facilities located inside entertainment centers, including bowling centers, were ordered to close as they were deemed to be high risk of spread of the disease.  Though varied by state, generally speaking those locations were closed for up to two years by government order.  Often being small businesses and not highly capitalized, most could not withstand that period of being closed and were not able to reopen.  However, with the current strategy of focusing the Company’s efforts on well capitalized non-traditional locations it has successfully replaced those locations with other non-traditional franchise locations.

In February 2021, the Company received a loan of $940,734 under the Paycheck Protection Program (“PPP”), which was in addition to prior PPP loan.  In accordance with the adoption of the applicable accounting policy,  the Company accounted for the loan as a government grant and  presented it in the Condensed Consolidated Statement of Operations as a reduction of certain qualifying expenses incurred during the three-month period ended March 31, 2021.  The expenses included payroll costs and benefits, interest on mortgage obligations, rent under lease agreements, utilities and other qualifying expenses pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Because the $940,734 loan was applied against relevant expenses in the first quarter 2021, the result of operations for the 12-month periods in 2021 and 2022 are of limited comparability.

The employee retention credit (“ERC”) is a refundable tax credit that businesses may claim on qualified wages paid to employees.  The program was introduced in March 2020 in the CARES Act to incentivize employees to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant cost increases or decline in gross receipts.

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

During the first quarter of 2023 the Company determined that it was entitled to an ERC of $1.718 million and submitted amended federal Form 941 returns claiming that refund.  The ERC refund is treated as a government grant and reduced appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million.  This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  To date, the Company has received all five quarterly refunds for RH Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc.  In recent communications with the Internal Revenue Service (“IRS”), that was initiated by the Company, the IRS  indicated the final refund claim had been received and was still in process but that all ERC refund payments had been delayed while IRS addresses administrative issues in processing refunds generally.

Available Information

The Company makes available, free of charge through its Investor Relations website (http://www.nrom.info), the latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the Securities and Exchange Commission. The information on the Company’s investor website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside of its control, and any one or a combination of which could materially affect its results of operations. Important factors that could cause actual results to differ materially from the Company’s expectations are discussed below. Prospective investors should carefully consider these factors before investing in the Company’s securities as well as the information set forth under “Forward-Looking Statements” in Item 7 of this report. These risks and uncertainties include:

Risks Related to Economic Conditions and Events

Continuing effects of COVID-19 pandemic and continuing economic uncertainties.

The COVID-19 pandemic and the governmental response had a significant adverse impact on the Company due to, among other things, governmental restrictions and forced business closures, reduced customer traffic, staffing challenges, decreased franchising interest, supply chain disruptions, inflation and product shortages. To date, consumer spending behavior has not yet returned to pre-pandemic patterns and the economic pressures resulting from the pandemic and government actions have had an adverse impact on consumer spending at the Company-operated restaurants. Additionally, several venues within the Company’s non-traditional franchising segment, particularly within the broad entertainment venue, remain unviable but the number of locations impacted have been replaced with different non-traditional locations. There is no assurance that these specific conditions will return to pre-pandemic norms. Furthermore, a resurgence of COVID, or the start of a new pandemic or other national emergencies, could result in renewed issues of the type listed above. These risks and any additional risks associated with COVID-19 or a similar outbreak may materially adversely affect the Company’s business or results of operations, and may impact the Company’s liquidity or financial condition.

Competition from larger companies.

The Company competes with large national companies and numerous regional and local companies for franchise and license sales and with respect to its Company-owned locations. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. The Company believes it has some compelling advantages to compete for franchise and license sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company’s competitors though could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises and licenses or the operating results of the Company’s system.

Dependence on growth strategy.

The Company’s growth strategy includes continuing to sell new franchises or licenses and continuing to open the backlog of sold but unopened non-traditional locations. The Company’s growth strategy also contemplates expanding Craft Pizza & Pub locations opportunistically in the future by franchising to qualified franchisees and gradually increasing the number of Company-owned Craft Pizza & Pub locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the continued viability of the Craft Pizza & Pub locations; (3) the ability of the franchisees and licensees of either venue to operate their locations effectively; (4) the franchisee's ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises/licenses of non-traditional locations and/or Craft Pizza & Pub locations.

Risks Related to the Company’s Operations

Dependence on success of franchisees and licensees.

While a portion of its revenues are being generated by Company-owned operations, a growing portion of the Company’s revenues comes from royalties and other fees generated by its franchisees and licensees which are independent operators. Their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. The Company provides training and support to franchisees and licensees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. Consequently, franchisees and licensees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer and its revenues could decline. While the Company attempts to ensure that its franchisees and licensees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Overall inflation, general economic conditions, initiatives to increase the Federal minimum wage and a shortage of available labor could have an adverse financial effect on the franchisees/licensees or the Company by increasing labor and other costs.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s licensees and franchisees as well as the Company-owned operations. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company. The COVID-19 pandemic had a materially adverse impact on many of the Company’s current distributors as well as other potential distributors, especially those located in or servicing states that had or have significant and/or prolonged restrictions. Potential disruptions in distribution could result in distribution service under less favorable terms to the Company and its franchisees and licensees. This risk is somewhat mitigated by the number of distributors in the market from which to choose.

Dependence on consumer preferences and perceptions.

The restaurant industry and the retail food industry are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company could be substantially adversely affected by publicity resulting from food quality, illness, an infection pandemic, injury, other health concerns or operating issues stemming from one restaurant or retail outlet or a limited number of restaurants and retail outlets.

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

Material Weaknesses in Our Internal Control Over Financial Reporting That Resulted in Restatement of Our Financial Statements For the Year Ended December 31, 2022

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations.

As disclosed in the explanatory note at the beginning of this report and Note 2 of our Consolidated Financial Statements, we have identified material weaknesses in our internal control over our financial reporting, which pre-dated our balance sheet as of January 1, 2022. The material weakness was caused by an ineffective control environment resulting from a former employee, who lacked a sufficient level of accounting knowledge and training to appropriately analyze the records and disclose this particular matter accurately. Management of the Company thought they were provided sufficient oversight but on this particular matter they obviously were not. The material weakness is described in more detail under the heading Part II, Item 9kA, Controls and Procedures, in this report. This material weakness resulted in the error discussed in the Explanation Note and elsewhere in this report and the Company concluded that our prior statements should be restated.

Risks Related to the Company’s Indebtedness

Ability to service outstanding indebtedness and the dilutive effect of the Company’s outstanding warrants.

As of February 19, 2024, the Company had approximately $8.0 million in principal amount debt obligations. Of that debt, $7.4 million is in the form of a senior secured promissory note (as amended, the “Senior Note”) and $575,000 is in the form of convertible, subordinated, unsecured promissory notes (the “Notes”), each as described below.

In February 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser the Senior Note in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1.275 million to repay the portion of the Company’s outstanding subordinated convertible debt the maturity date of which most had not previously been extended; (iii) payment of debt issuance costs; and (iv) for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75%. Interest is payable in arrears on the last calendar day of each month. In addition, the Note requires non-cash payment-in-kind interest (“PIK Interest”) of 3% per annum, which is added to the principal amount of the Senior Note. The Senior Note matures on February 7, 2025. Beginning February 28, 2023, the Senior Note requires fixed principal payments in the amount of $33,333 per month during February 2023 and $83,333 per month continuing until maturity.

In conjunction with the Senior Note, the Company issued to the Purchaser a warrant (as amended, the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant, as amended in September 2023, entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 3”). The Purchaser is required to exercise the Corbel Warrant with respect to Tranche 1 if the Common Stock is trading at $1.40 per share or higher for a specified period, and is further required to exercise the Corbel Warrant with respect to Tranche 2 if the Common Stock is trading at $1.50 per share or higher for a specified period. Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Corbel Warrant expires on the seventh anniversary of the date of its issuance.

Additionally, the Company previously issued certain units (the “Units”) consisting of a Note in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at a price of $1.00 per share. Following the refinancing described above, $575,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants were re-priced to $0.30 per share. Notes with an outstanding principal balance of $150,000 matured and accompanying Warrants expired January 31, 2023, however a $50,000 note was repaid to Margaret Huffman with the approval of Corbel. The principal amount of $100,000 such Notes cannot be repaid until Corbel’s loan is paid because the Notes are subordinate to such loan. The maturity of the Notes with an outstanding principal balance of $475,000, and accompanying Warrants, have been extended to February 28, 2025 or the repayment of the Senior Secured Loan, whichever comes first.

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

The Company’s stock is quoted on the OTCQB, a Nasdaq-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. The Company is not subject to the same corporate governance requirements that apply to exchange-listed companies. These requirements include: (1) a majority of independent directors, although the company does have a majority of independent directors; (2) an audit committee of independent directors, instead the Board as a whole acts as the audit committee; and (3) shareholder approval of certain equity compensation plans or equity issuances. As a result, stockholders do not have the same governance protection as they would for a stock traded on a national exchange.

Thinly traded stock.

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

Activities of activist group of investors.

BTB Brands, Inc. (“BT Brands”) and its CEO and principal shareholder, Gary Copperud (“Copperud”), launched a proxy contest to elect Copperud to the Company’s board of directors at its 2023 annual meeting. BT Brands, Copperud and Kennth Brimmer, BT Brands CFO, reported beneficial ownership as a group of 1.9 million Company shares.

BT Brands, (NASDAQ; BTBD), purports to operate 18 restaurants of various formats. For the fiscal year ended December 31, 2023, BT Brands reported a net loss of $887,368 ($0.14 per share) on sales of $14 million after tax benefit of $145,000. BTBD stock price has declined by over 42% over the past 52 weeks and its market capitalization currently is approximately $10.7 million.

Upon review, the Company determined that BT Brands had not complied with the express requirements for a shareholder nomination and had misrepresented its record ownership of the Company’s shares in their submission to the Company for the nomination required under the Company’s By-laws. Accordingly, Copperud was disqualified as a nominee. The Company’s Board determined that Mr. Copperud was not a suitable Board candidate given his background of unsuccessful business ventures and misconduct in pursuing the election contest. BT Brands and Mr. Copperud filed a lawsuit in Federal Court and also filed for a temporary restraining order and preliminary injunction requiring the Company to permit Copperud to stand for election despite admitting that he had not met the requirements to do so. The Company has to date incurred $181,570 of direct expenses in successfully defending against BT Brands and Copperud. The Company may incur additional expenses if BT Brands or Copperud again takes action the Board determines is not in the best interest of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM IC. CYBERSECURITY

In many areas, the Company is dependent upon computer systems, devices and communications networks to efficiently collect, process and store data necessary to conduct many aspects of its business. For example, the Company:

•	collects and processes transactions in its Craft Pizza & Pub locations using point-of-purchase equipment
•	transmits credit card information from customers through credit/debit card processing terminals in its Craft Pizza & Pub locations
•	collects, transmits and stores personnel data relating to employment and payroll
•	collects and transmits data related to employee health insurance enrollments
•

collects, stores and uses customer data in a voluntary email program for marketing purposes – this data is limited to names, email addresses and other very limited information such as restaurant location preference

•	the collection and processing of sales and royalty information from franchisees, and the frequent execution of ACH transactions to collect those royalties

This list is not exhaustive and is only meant to provide a sampling of the types of information the Company collects, stores and processes directly. Additionally, the Company uses third parties to assist in some services, such as health insurance, third-party home delivery services and third-party web ordering services. These third parties are also subject to cybersecurity risks, and the Company can have no assurance that their cybersecurity measures would prevent security threats from being successful.

The Company recognizes the importance of protecting both its information and operations from threats that could disrupt its business or compromise the Company’s customer, franchisee and employee data. the Company’s cybersecurity is implemented and maintained using security procedures, hardware, software and services that are reviewed and updated as needed on a periodic basis.

As of the date of this Annual Report, the Company is not aware of any previous cybersecurity breaches that have materially affected the Company. However, the Company acknowledges that cybersecurity threats are continually proliferating and evolving, and the possibility of future cybersecurity incidents remains. Security measures cannot guarantee that a significant cybersecurity attack will not occur. While the Company intends to devote increasing resources to its cybersecurity measures beyond those currently in place and designed to protect systems and information, no security measure is infallible. As discussed, the Company relies on many third parties for various aspects of its data collection, processing and storage, and thus also relies on those third parties to provide continuing cybersecurity but does not control their ability to do so.

The Company’s management, as a result of efforts by Company employees as well as external experts, who may be consulted from time to time, will report on the Company’s cybersecurity efforts to the entire Board of Directors on a periodic basis.

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

Holders of Record

As of March 1, 2024, there were approximately 208 holders of record of the Company’s Common Stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its Common Stock. The Company’s current loan agreement, as described in Note 6 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on Common Stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,240,000	$.58	(1)
Total	3,240,000	$.58	(1)

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated certain of its previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the section entitled “Explanatory Note” preceding Item 1 hereof for background on the restatement, the fiscal periods impacted, control considerations, and other information.

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

During the 12-month period ended December 31, 2023 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same 12-month period there were 61 new non-traditional outlets opened and six non-traditional outlets closed.

The Company, at December 31, 2022 and December 31, 2023, had deferred tax assets on its balance sheet totaling $3.4 million. Based on the Company’s review of its available tax credits the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

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

Condensed Consolidated Statement of Operations Data

Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2022 (as restated)	2023
Revenue:
Restaurant revenue – company-owned restaurants	$9,704,169	$8,744,158
Restaurant revenue –company-owned non-traditional	712,517	934,662
Franchising revenue	4,002,824	4,665,187
Administrative fees and other	33,255	29,567
Total revenue	14,452,765	14,373,574

Operating expenses:
Restaurant expenses – company-owned restaurants	8,516,405	7,813,176
Restaurant expenses – company-owned non-traditional	704,665	792,532
Franchising expenses	2,185,751	231,695
Total operating expenses	11,406,821	8,837,403

Depreciation and amortization	450,550	379,516
General and administrative expenses	2,167,678	1,548,878
Defense against activist shareholder	-	168,092
Total expenses	14,025,049	10,933,889
Operating income	427,716	3,439,685

Interest expense	1,884,147	1,744,488
Change in fair value of warrants	-	234,913
Income (loss) before income taxes	(1,456,431)	1,460,284
Income tax expense (benefit)	(142,435)	-
Net income (loss)	$(1,313,996)	$1,460,284

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

	Year Ended December 31,
Description	2022		2023
Revenue	$9,704,169	100%	$8,744,158	100%
Cost of sales	2,076,514	21.4	1,795,473	20.5
Salaries and wages	2,850,333	29.4	2,542,083	29.1
Facility cost including rent, common area and utilities	1,635,951	16.8	1,585,492	18.1
Packaging	344,823	3.6	289,139	3.3
All other operating expenses	1,608,784	16.5	1,600,989	18.3
Total expenses	8,516,405	87.7	7,813,176	89.4
Margin contribution	$1,187,764	12.3%	$930,982	10.6%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

	Year Ended December 31,
Description	2022		2023
Royalties and fees franchising	$4,002,824	100%	$4,665,187		100%
Salaries and wages	861,190	21.5	886,680		19.0
Trade show expense	315,000	7.9	111,629		2.4
Travel and auto	113,186	2.8	148,846		3.2
All other operating expenses (benefit)	896,375	22.4	(915,460	)(1)	(19.6)
Total expenses	2,185,751	54.6	231,695		5.0
Margin contribution	$1,817,073	45.4%	$4,433,492		95.0%

(1) All other expenses in franchising are shown as a large negative as the credits from the ERTC refund for various expenses were not separated between other categories.  In addition, select salaries and other expenses were treated as deferred expenses under our revenue recognition policy.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Year Ended December 31,
Description	2022		2023
Revenue	$712,517	100%	$934,662	100%
Total expenses	704,665	98.9	792,532	84.8
Margin contribution	$7,852	1.1%	$142,130	15.2%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from the company-owned Craft Pizza & Pub generates from the retail sales to the restaurants’ customers primarily from inside dining and carry-out but some through third-party delivery.  The revenue is recognized when the product is delivered to the customer or to the third-party delivery companies.

The revenue from this venue decreased from $9.7 million to $8.7 million for the 12 months ended December 31, 2023 compared to the corresponding period in 2022.  The primary reason for the decrease in the  12-month period was same store sales reduction as a result of the general economy, high gas prices, extraordinarily high consumer credit card balances and a decrease in disposable income on the part of local consumers.

Despite inflationary pressures, cost of sales as a percentage of revenue decreased from 21.4% to 20.5% for the 12-month periods ended December 31, 2023 compared to 2022.  The decrease was the result of a small increase in menu prices in mid-2022 in addition to more stability in staffing, new efficiencies in production methodologies and declining commodity cheese prices late in 2023.

Salaries and wages as a percentage of revenue decreased from 29.4% to 29.1% for the 12-month period ended December 31, 2023 compared to the corresponding periods in 2022.  The decrease in the 12-month period was the result of scheduling efficiencies and stabilized restaurant management, despite the significant increase in individual labor cost.

Facility costs, including rent, common area maintenance and utilities, as a percentage of revenue increased from 16.8% to 18.1% of revenue for the respective 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The primary reasons for the increase was a slight decline in sales volumes and increases in other operating rent costs as well as utility costs.

All other operating costs and expenses as a percentage of revenue increased from 16.5% to 18.3% for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The increase was the result of general inflationary pressure on substantially all costs of operations.

Gross margin contribution decreased from 12.3% to 10.6% for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The decrease in margin was primarily the result of increase in wages and other costs due to inflationary pressures and slightly lower sales volumes only partially offset by tighter controls in both cost of sales and personnel cost.  The Company had no menu price increases in 2023.

Franchising Revenue and Expense

Franchise revenue consists of initial franchise fee amortization over the term of the agreements, royalties generated by the 7% of sales by franchisees mostly collected on a weekly basis from sales reports from the franchisees, commissions on equipment sales that the company helps franchisees arrange the purchase of, and manufacturing allowances based on the volume of product used.  Total revenue from this venue increased from $4.0 million to $4.7 million for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The increase in revenue from this venue was a result of opening more non-traditional locations as a result of the Company refocusing its efforts on that goal as COVID was receding and convenience stores and travel plazas became willing to invest to increase their margins and profitability.  In addition, in October 2023 the Company entered into a development agreement with Majors Management for 100 franchise locations to be developed over the next three years.  In addition, the Company believes that the development with Majors Management has spurred interest in the concept by many other owners of host facilities.

Gross margin in this venue increased from 45.4% to 95.0% for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  A primary factor in this substantial growth in margin was the result of all of the additional sales and openings in this venue and from the refund of various expenses and reimbursement of lost revenue by the Employee Retention Tax Credit (“ERC”) program which was created as a part of the CARES Act.  The negative cost of other operating expenses in this category was a result of the ERC program.  All other expenses in franchising are shown as a large negative as the credits from the ERTC refund for various expenses were not separated between other categories.  In addition, due to the significant growth in opened non-traditional franchise units this year, select salaries and other expenses were treated as deferred expenses under our revenue recognition policy.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $713,000 to $935,000 for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  This venue consists of one location in a hospital.  Access to the hospital had been very limited and movement within the hospital was prohibited because of the potential spread of COVID-19, and revenue increased as those restrictions within the hospital were relaxed.  The Company does not intend to operate any more Company-owned non-traditional locations except for the one location that is currently being operated.

Total expenses increased from $705,000 to $793,000 for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The primary reason for the increase was increased revenue as the hospital relieved many of their restrictions on access to the hospital and on movement within the hospital, as discussed in the previous paragraph, resulting from the COVID-19 pandemic.

Corporate Expenses

Depreciation and amortization decreased from $451,000 to $380,000 for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022. The decrease was the result of the Company not opening any Company locations during 2023.

General and administrative expenses decreased from $2.17 million to $1.55 million for the 12-month period ended December 31, 2023  compared to the corresponding period in 2022.  The decrease was the result of maintaining tight controls on expenditures despite the inflationary pressures on substantially all costs. In addition, $280,000 of the cost was deferred relating directly to costs attributable to new franchise locations to be amortized over the term of the contracts.

Interest expense decreased from $1.9 million to $1.7 million for the 12-month period ended December 31, 2023 compared to the corresponding period in 2022.  The primary reason for the decrease was the result of principal payments on the Senior Note partially offset by compounding of the PIK interest on the Senior Note and an increase in interest rate due to the variable loan terms.  This is also the correcting entry moving $257,926 into interest expense in 2022 from 2023.  In 2024, the interest cost should decline gradually as a result of the required principal payment on the note assuming steady or falling interest rates.

Direct expenses to defend against an activist shareholder increased from $0 to $168,000 for the twelve-month period ended December 31, 2023 compared to the corresponding period in 2022. Shortly before the 2023 annual meeting, BT Brands filed a lawsuit against Noble Roman’s, Inc. and its Directors.  Additionally, they filed motions for a temporary restraining and for a preliminary injunction. The Federal court held a hearing on both motions and heard arguments from both parties.  The court denied both of BT Brands’ motions, in part because the Judge did not believe the underlying lawsuit would be successful.  As a result, BT Brands voluntarily dismissed their lawsuit against Noble Roman’s and its Directors on September 7, 2023.  See activities of activist group of investors on page 14 for more details.

Liquidity and Capital Resources

The Company’s current ratio was 1.1-to-1 as of December 31, 2023 compared to .9-to-1 as of December 31, 2022.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible common stock at $0.50 per share and warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.30 per share.

In February 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended, requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity. In July 2023, the Company made non-required principal payments of approximately $579,000.

See Note 1 to the Company’s consolidated financial statements for discussion of funds received from the ERC.

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

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2023:

(1)  The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID-19 pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, the Company’s ability to successfully remediate material weakness in its internal control over financial reporting, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans and refinance the Senior Note before its maturity in 2025, the acceptance of the amended federal Form 941 return relating to the ERC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, the Company business could be adversely impacted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2023, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $7.4 million.  The Company’s current borrowings were at a variable rate tied to SOFR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $72,000 over the succeeding 12-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2022 (As Restated)	2023
Current assets:
Cash	$785,522	$872,335
Employee Retention Tax Credit Receivable	-	507,726
Accounts receivable - net	824,091	1,169,446
Inventories	997,868	965,819
Prepaid expenses	424,822	318,195
Total current assets	3,032,303	3,833,521

Property and equipment:
Equipment	4,351,558	4,386,430
Leasehold improvements	3,116,030	3,130,430
Construction and equipment in progress	63,097	-
	7,530,685	7,516,860
Less accumulated depreciation and amortization	2,817,477	3,196,993
Net property and equipment	4,713,208	4,319,867
Deferred tax asset	3,374,841	3,374,841
Deferred contract costs	934,036	1,403,299
Goodwill	278,466	278,466
Operating lease right of use assets	5,660,155	4,930,014
Other assets	350,189	339,817
Total assets	$18,343,198	$18,479,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,807,035	$1,284,210
Current portion of operating lease liability	799,164	799,165
Current portion of Corbel loan payable	866,667	1,000,000
Warrant liability	29,037	540,650
Total current liabilities	3,501,903	3,624,025

Long-term obligations:
Loan payable to Corbel net of current portion	7,470,900	6,133,691
Convertible notes payable	622,864	575,000
Operating lease liabilities – net of current portion	5,103,286	4,378,927
Deferred contract income	934,036	1,577,299
Total long-term liabilities	14,131,086	12,664,917
Total liabilities	$17,632,989	$16,288,942
See Note 12 regarding Contingencies
Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2022 and December 31, 2023)	24,819,736	24,840,126
Accumulated deficit	(24,109,527)	(22,649,243)
Total stockholders’ equity	710,209	2,190,883
Total liabilities and stockholders’ equity	$18,343,198	$18,479,825

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2022 (As Restated)	2023
Restaurant revenue - company-owned restaurants	$9,704,169	$8,744,158
Restaurant revenue - company-owned non-traditional	712,517	934,662
Franchising revenue	4,002,824	4,665,187
Administrative fees and other	33,255	29,567
Total revenue	14,452,765	14,373,574

Operating expenses:
Restaurant expenses - company-owned restaurants	8,516,405	7,813,176
Restaurant expenses - company-owned non-traditional	704,665	792,532
Franchising expenses	2,185,751	231,695
Total operating expenses	11,406,821	8,837,403

Depreciation and amortization	450,550	379,516
General and administrative	2,167,678	1,548,878
Defense against activist shareholder	-	168,092
Total expenses	14,025,049	10,933,889
Operating income	427,716	3,439,685

Interest expense	1,884,147	1,744,488
Change in fair value of warrants	-	234,913
Net income (loss) before income taxes	(1,456,431)	1,460,284
Income tax expense (benefit)	(142,435)	-

Net income (loss)	$(1,313,996)	$1,460,284

Income (loss)per share - basic:
Net income (loss)	$(.06)	$.07
Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted income (loss)per share:
Net income (loss) (1)	$(.06)	$.06
Weighted average number of common shares outstanding	22,215,512	23,599,853

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total

Balance at December 31, 2021	22,215,512	$24,791,568	$(21,897,004)	$2,894,564
Adjustment to accumulated deficit (1)			(898,527)	(898,527)
2022 net loss (restated)			(1,313,996)	(1,313,996)
Amortization of value of stock options		28,168		28,168

Balance at December 31, 2022 as restated	22,215,512	24,819,736	$(24,109,527)	$710,209
2023 net income			1,460,284	1,460,284
Amortization of value of stock options		20,390		20,390

Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

(1) Prior to 2019, accounts payable and accrued expenses were understated by $898,527 and this entry was made to increase accounts payable and accrued expenses and to increase the deficit in the accumulated deficit account.

See accompanying notes to consolidated financial statements...

Consolidated Statements of Cash Flows

Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2022 (As Restated)	2023
Net income (loss)	$(1,313,996)	$1,460,284
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock compensation	28,168	20,390
Change in fair value of warrants	-	234,913
Depreciation and amortization	450,550	379,516
Amortization of loan closing cost and PIK interest	492,427	520,533
Deferred contract revenue	123,992	643,271
Deferred revenue contract cost	(123,992)	(469,263)
Amortization of lease cost in excess of cash paid	18,552	5,783
Deferred income taxes	(142,435)	-
Changes in operating assets and liabilities (Increase) decrease in:
Employee retention tax credit receivables	-	(507,726)
Accounts receivable	52,216	(345,373)
Inventories	(3,783)	32,049
Prepaid expenses	(9,514)	106,627
Other assets including long-term portion of accounts receivable	122,804	10,372
Increase in:
Accounts payable and accrued expenses	334,595	(522,825)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,584	1,568,551

INVESTING ACTIVITIES
Purchase of property and equipment	(507,575)	13,825
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(507,575)	13,825

FINANCING ACTIVITIES
Payment of principal on Corbel loan	-	(1,445,563)
Payment of principal on convertible notes	-	(50,000)

NET CASH USED BY FINANCING ACTIVITIES	-	(1,495,563)

Increase (decrease) in cash	(477,991)	86,813
Cash at beginning of year	1,263,513	785,522
Cash at end of year	$785,522	$872,335

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None.

Cash interest paid in 2023 was $875 thousand.  No income taxes were paid in 2023.

Cash interest paid in 2022 was $1.1 million.

Revaluation of  warrants in 2023 was $276,210.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Noble Roman’s, Inc. and Subsidiaries

December 31, 2023 and 2022

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

Principles of Consolidation: The consolidated financial statements include the accounts of Noble Roman’s, Inc. and its wholly-owned subsidiaries, RH Roanoke, Inc. and Pizzaco, Inc. (inactive). Inter-company balances and transactions have been eliminated in consolidation.

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

Franchise Support Costs:  Certain direct costs of franchising operations are charged to franchise expense and also to deferred contract costs which are amortized over the life of each franchise.

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

Deferred Revenue:  The upfront fees for franchise locations are credited to deferred contract income and amortized over the life of the individual franchises.

Cash:  Includes actual cash balance.  The cash is not pledged nor are there any withdrawal restrictions.

Accounts receivables are evaluated for collectability.  The Company accounts for credit losses in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC Topics 326”).  ASC Topic 326 impacts the impairment model of certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase.  The Company has the ability to determine there are no expected credit losses in certain circumstances.  The Company identified accounts receivable, prepaid expenses and other assets which are carried at amortized cost as in scope for consideration under ASC Topic 326.

Advertising Costs:  The Company records advertising costs consistent with the Financial Accounting Standards Board’s (the “FASB”) ASC “Other Expense” topic and “Advertising Costs” subtopic.  This statement requires the Company to expense advertising production costs the first time the production material is used.

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

Use of Estimates:  The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In 2020, in light of the additional uncertainty created as a result of the COVID-19 pandemic, the Company decided to create a reserve for collectability on all long-term franchisee receivables. The Company will continue to pursue collection where circumstances are appropriate and all collections of these receivables in the future will result in additional income at the time received or otherwise secured. The Company evaluates its property and equipment and related costs periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value.  If any impairment of an individual asset is evident, a loss would be provided to reduce the carrying value to its estimated fair value.

Debt Issuance Costs:  Debt issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability.  Debt issuance costs are amortized to interest expense ratably over the term of the applicable debt.  The unamortized debt issuance cost at December 31, 2023 was $373,013.

Intangible Assets:  The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur.  In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data.  Any impairment losses determined to exist are recorded in the period the determination is made.  There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated.  The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year.  The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2023, exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Long Lived Assets:  The Company reviews long lived assets on an annual basis to determine if there has been any impairment in value. The Company has determined there has been no impairment of value in the recorded fixed assets.

Franchising Revenue:  This includes royalty income, amortized franchise fee income in accordance with ASC 606, commissions on equipment, marketing allowances and other miscellaneous income.  Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee.  Fees from the retail products in grocery stores are recognized monthly based on the distributors’ sale of those retail products to the grocery stores or grocery store distributors.  Administrative fees are recognized as income monthly as earned.  The Company adopted Accounting Standards Update (“ASU”) 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, fees from the sale of retail products in grocery stores, administrative fees or sales from Company-owned restaurants.  However, initial franchise fees and related contract costs, as defined in the franchise agreements, are now deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years.

Income Taxes:  The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate.  The Company, at December 31, 2022 and December 31, 2023, had net deferred tax assets on its balance sheet totaling $3.4 million.  Based on the Company’s review of its available tax credits and 2023 taxable income, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions.  Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities.  The Company’s federal and various state income tax returns for 2020 through 2023 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share:  Net income (loss) per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted loss per share for the year ended December 31, 2022:

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per share – basic
Net loss	$(1,313,996)	22,215,512	$(.06)
Effect of dilutive securities
Options and warrants	-	47,038
Convertible Notes	62,500	1,250,000
Diluted net loss per share
Net loss (1)	$(1,251,496)	23,512,550	$(.06)

(1) Net loss per share is shown the same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2023:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income	$1,460,284	22,215,512	$.07
Effect of dilutive securities
Options and warrants	-	134,341
Convertible Notes	57,500	1,250,000
Diluted net loss per share
Net income	$1,517,784	23,599,853	$.06

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price.

Employee Retention Credit:  The employee retention credit (“ERC”) is a refundable tax credit that businesses can claim on qualified wages paid to employees.  The program was introduced in March 2020 in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to incentivize employees to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

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

During the first quarter 2023 the Company determined that it is entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund.  The ERC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million which primarily affected franchising venue as other operating expenses. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc.  In recent communications, the Internal Revenue Service, indicated the final refund claim had been received and was in process, but the Commissioner had put a temporary hold on all additional returns while IRS addresses administrative issues in processing refunds generally.

Note 2:  Restatement of Previously Issued Consolidated Financial Statements

The Company restated the previously issued consolidated financial statement in its Form 10-K for the year ended December 31, 2022 to correct historical error related to accounts payable and accumulated deficit as of January 1, 2022 and for the year then ended.  This misstatement consisted of underreported accounts payable and an understatement of accumulated deficit, which related to years which occurred prior to 2020 and carried forward to 2022. Please refer to the Explanatory Note prior to Part I of this Form 10-K.  Also shown in the Explanatory Note is a table showing the effect of the restated amount to the consolidated balance sheet as of that date.

Description of Restatement Tables

The following tables represent our restated consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of December 31, 2022 and for the year then ended.

Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods as previously reported to the restated values. The values as previously reported for the year ended December 31, 2022 were derived from our 2022 Annual Report on Form 10-K, filed on April 13, 2023.

Balance Sheet as of December 31, 2022

	As Filed	As Restated
Total current assets	$3,032,303	$3,032,303
Net property and equipment	4,713,208	4,713,208
All other assets	10,597,687	10,597,687
Total assets	18,343,198	18,343,198

Accounts payable and accrued expenses	650,582	1,807,035
All other current liabilities	1,665,831	1,665,831
Total current liabilities	2,316,413	3,472,866
All long-term liabilities	14,160,123	14,160,123

Common stock	24,819,736	24,819,736
Accumulated deficit	(22,953,074)	(24,109,527)
Total liability and stockholders equity	$18,343,198	$18,343,198

Consolidated Statement of Operations for the year ended December 31, 2022

	As Filed	As Restated
Total revenue	$14,452,765	$14,452,765
Total operating expenses	11,406,821	11,406,821
Other expenses	2,618,228	2,618,228
Operating income	427,716	427,716
Interest	1,626,221	1,884,147
Net income (loss) before taxes	(1,198,505)	(1,456,431)
Income tax (benefit)	(142,435)	(142,435)
Net (loss)	$(1,156,070)	$(1,313,996)

Consolidated Statement of Cash Flows for the year ended December 31, 2022

	As Filed	As Restated
Net (loss)	$(1,056,070)	$(1,313,996)
Depreciation and amortization, deferred contract revenue, deferred contract cost, amortization of lease in excess of cash paid, deferred income taxes, accounts receivable, inventories, prepaid expenses and other assets	1,008,985	1,008,985
Accounts payable and accrued expenses	76,669	334,595
Cash provided by operating activity	29,584	29,584
Cash used in investing activities	(507,575)	(507,575)
Cash used in financing activities	-	-
(Decrease) in cash	(477,991)	(477,991)
Cash at beginning of year	1,263,513	1,263,513
Cash at end of year	$785,522	$785,522

Note 3:  Inventory

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At December 31, 2023 and 2022 inventory consisted of the following:

	2023	2022
Ingredient inventory used to make products in company locations	$157,861	$178,372
Marketing materials	27,086	33,146
Equipment inventory	780,872	786,350
Total	$965,819	$997,868

Note 4: Accounts Receivable

At December 31, 2022 and 2023, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value. As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2022 and 2023 will be collected, therefore no reserve has been recorded.

Other assets, as of December 31, 2023, include security deposits and other miscellaneous assets in the amount of $122,000 and cash value of life insurance in the amount of $218,000.

Note 5: Property and Equipment

A summary of property and equipment as of December 31, 2023 and 2022 is as follows:

	2023	2022
Equipment	$4,386,430	$4,351,558
Leasehold improvements	3,130,430	3,116,030
Construction and equipment in progress	-	63,097
Total before depreciation and amortization	7,516,860	7,530,685
Less accumulated depreciation and amortization	(3,196,993)	(2,817,477)
Net property and equipment	$4,319,867	$4,713,208

Note 6:  Notes Payable

On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (as amended, the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75% which was 13.08% at December 31, 2023 and 11.07% at December 31, 2022.  In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month.  The Senior Note requires principal payments of $33,333 in February 2023 and beginning in March 2023 principal payments of $83,333 per month continuing until maturity in February 2025.

In conjunction with the borrowing under the Senior Note, the Company issued to the Purchaser a warrant (as amended, the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant, as amended, entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.30 per share (“Tranche 3”). Cashless exercise of the Corbel Warrant is only permitted with respect to Tranche 3. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Corbel Warrant expires on the seventh anniversary of the date of its issuance. The agreement contains covenants for ratios regarding a fixed charge ratio and lease adjusted leverage ratio.  The Company was in compliance or had obtained waivers as of December 31, 2023.  The warrant had a fair market value of $540,650 and $29,037 as of December 31, 2023 and 2022.  The change in fair value of the warrant was $234,913 for the year ended December 31, 2023.  The recalculation of the warrant was $276,710.

At December 31, 2023, the balance of the Senior Note was comprised of:

Principal	$7,506,704
Unamortized Loan Closing Cost	$(373,013)
Carrying Value	$7,133,691

Current portion of Corbel loan payable	$1,000,000
Long-term portion of Corbel loan payable	$6,133,691
Total carrying value of Corbel loan payable	$7,133,691

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding, most of which has been extended to February 28, 2025 or the repayment of the Corbel loan, whichever comes first. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.30 per share.

Placement agent fees and other origination costs of the Notes were deducted from the carrying value of the Notes as original issue discount (“OID”). The OID was being amortized over the term of the Notes. The OID was fully amortized in early 2022.

Total cash and non-cash interest accrued on the Company’s indebtedness in 2023 was $1.51 million and in 2022 was $1.63 million.

Note 7: Royalties and Fees

Approximately $293,500 and $203,310 are included in 2022 and 2023, respectively, for amortized initial fees in the Consolidated Statements of Operations. Also included in royalties and fees were approximately $61,000 and $123,000 in 2022 and 2023, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the initial fee income being recorded which is based on contractual liability for the franchisee.

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

During the 12-month period ended December 31, 2023 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During that period there were 61 new non-traditional outlets opened and six non-traditional outlets closed.

Note 8: Liabilities for Leased Facilities

The Company has various leases for its Company-owned Craft Pizza & Pub locations and its corporate office.

The following table summarizes the right of use asset and lease liability as of December 31, 2023.

Right of use assets	$4,930,014
Lease liability
Current	799,165
Long-term	4,378,927
Total	$5,178,092

The following table summarizes the Company’s scheduled minimum lease payments as of December 31, 2023.

2024	$ .802 million
2025 and 2026	2.766 million
2027 and 2028	1.1 million
After 2028	.5 million
Total operating lease obligations	$ 5.2 million

Note 9: Income Taxes

The Company had deferred tax assets, as a result of prior operating losses, of $3.4 million at December 31, 2022 and December 31, 2023. The net operating loss carry-forward is approximately $17.7 million to be used to offset otherwise taxable income in the future. The net operating loss carry-forward would indicate a deferred asset of $4.4 million compared to the balance sheet amount of $3.4 million, therefore no income tax was recorded for 2023 as it was offset fully against net operating losses at a tax rate of 24%. No temporary differences were noted. In effect, we have a reserve in the deferred tax asset account of $1.0 million. The net operating losses were generated primarily in the transition the Company made from its original free-standing locations to the more modern Craft Pizza & Pub style locations. In addition, the Company transformed as a major franchisor of non-traditional locations (which are defined as locations within some other type business or activity). Formerly net operating losses not used expired after 20 years. The remaining carry-forward is indefinite but they can only be used to offset up to 80% of the otherwise taxable income in any one tax year, however the unused net operating loss carry-forward continues to be carried forward for future years.  As with any other asset, the Company is required to evaluate whether or not that tax credit is more likely than not to be used in coming years.  The Company has made this evaluation and determined that the deferred tax credit recorded will more likely than not be used within the next four years. The deferred tax asset is based on an effective tax rate for State and Federal income taxes of 24%.  According to the internal projections made by the Company, the net operating loss carry-forward will be fully utilized to offset income taxes in future years.  Should there be a significant change in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Note 10: Common Stock

As of December 31, 2023, outstanding were $575,000 principal amount of Notes convertible into Common Stock at $0.50 per share and warrants to purchase 625,000 shares with an exercise price of $0.30 per share. During 2022, all of those Notes were extended except for a Note with outstanding principal of $100,000. The Note that was not extended matured, and accompanying Warrants expired January 31, 2023, but cannot be repaid until the Corbel Note is repaid. The Company issued to the Purchaser the Corbel Warrant to purchase up to 2,250,000 shares of Common Stock, as described in Note 6 of these notes to the Company’s consolidated financial statements.

The Company has an incentive stock option plan for key employees, officers and directors. The options are generally exercisable three years after the date of grant and expire ten years after the date of grant. The option prices are the fair market value of the stock at the date of grant. As of December 31, 2023, options for 2,679,001 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for grants in 2022:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.68 to 2.82%

The following table sets forth the number of options outstanding as of December 31,2021, 2022 and 2023 and the number of options granted, exercised or forfeited and/or expired during the years ended December 31, 2022 and 2023:

Balance of employee stock options outstanding as of 12/31/21	4,855,167
Stock options granted during the year ended 12/31/22	520,000
Stock options exercised during the year ended 12/31/22	0
Stock options forfeited/expired during the year ended 12/31/22	(59,000)
Balance of employee stock options outstanding as of 12/31/22	5,316,167
Stock options granted during the year ended 12/31/23	0
Stock options exercised during the year ended 12/31/23	0
Stock options forfeited/expired during the year ended 12/31/23	(2,076,167)
Balance of employee stock options outstanding as of 12/31/23	3,240,000

The following table sets forth the number of non-vested options outstanding as of December 31, 2021, 2022 and 2023, and the number of stock options granted, vested and forfeited and/or expired during the years ended December 31, 2022 and 2023.

Balance of employee non-vested stock options outstanding as of 12/31/21	1,041,500
Stock options granted during the year ended 12/31/22	520,000
Stock options vested during the year ended 12/31/22	(327,500)
Stock options forfeited/expired during the year ended 12/31/22	(59,000)
Balance of employee non-vested stock options outstanding as of 12/31/22	1,175,000
Stock options granted during the year ended 12/31/23	0
Stock options vested during the year ended 12/31/23	(217,833)
Stock options forfeited/expired during the year ended 12/31/23	(396,168)
Balance of employee non-vested stock options outstanding as of 12/31/23	560,999

The weighted average grant date fair value of employee stock options granted during 2022 was $0.22. No options were granted in 2023. Total compensation cost recognized for share-based payment arrangements was $28,168 in 2022 with a tax benefit of $6,873 and $20,390 in 2023 with a tax benefit of $4,894. As of December 31, 2023, total unamortized compensation cost related to options was $9,522, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 11: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets. The Company does not have any current expected credit losses, therefore no reserve has been recorded. The Company accounts for credit losses in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC Topics 326”). ASC Topic 326 impacts the impairment model of certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has the ability to determine there are no expected credit losses in certain circumstances. The Company identified accounts receivable, prepaid expenses and other assets which are carried at amortized cost as in scope for consideration under ASC Topic 326.

Note 12: Contingencies

The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

There are no commitments to any key executives or officers beyond an employment agreement with the each of Executive Chairman and the President and Chief Executive Officer.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all completed on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing. In September 2022, Paul Mobley bought a subordinated note in principal amount of $200,000 from Marcel Herbst which is included in the balance sheet as a portion of the convertible notes payable along with the attached warrants. In 2023, Paul Mobley received the 10% interest in the amount of $20,000 from the Company at the same time and same rate as all other subordinated debt holders were paid their interest and included in interest expense.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble Roman’s, Inc.

Indianapolis, Indiana

We consent to include our report dated April 13, 2023, with respect to the consolidated financial statements of Noble Roman’s, Inc. as of and for the year ended December 31, 2022, excluding any adjustments recorded by management subsequent to our report dated April 13, 2023, that would have an impact on the consolidated financial statements for the year ended December 31, 2022, which is incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2023.

SOMERSET CPAs, P.C.

Indianapolis, Indiana

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

Somerset CPA’s, P.C.

Indianapolis, Indiana

April 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble Roman’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Roman’s, Inc. and subsidiaries (the Company) as of December 31, 2023 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

Valuation of Deferred Tax Assets

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s deferred tax asset was $3.4 million at December 31, 2023.

We identified the valuation of deferred tax assets as a critical audit matter. Specifically, management is required to make significant judgments and assumptions to estimate forecasted taxable income. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

·	Understanding the design of controls relating to management’s assessment of forecasted taxable income.
·	Testing the completeness and accuracy of historical taxable income.
·	Evaluating the assessment of forecasted taxable income through consideration of recent performance trends.

We agreed with management’s assessment for the year ended December 31, 2023 which concluded the valuation allowance in place was reasonable.

Other Matter

The consolidated financial statements of the Company as of and for the year ended December 31, 2022, before the restatement described in Note 2, were audited by another auditor whose report was dated April 13, 2023 and expressed an unmodified opinion on those statements.

As part of our audit of the December 31, 2023 consolidated financial statements, we also audited the restatement of the accrued liabilities account as described in Note 2 that were applied to restate the 2022 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to these adjustments described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements as a whole.

We have served as the Company’s auditor since 2023.

Margate, Florida

May 16, 2024

Auditor ID # 5036

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. As a result of this assessment, management identified a material weakness in internal control over financial reporting control environment for accounts payable, and accrued liabilities. The material weakness resulted in reporting errors requiring a restatement of our consolidated financial statements for Annual Reports on Form 10-K for the years ended December 31, 2022 (the “Prior Statements”).

Remediation Efforts to Address Material Weaknesses

Our management, including our CFO, is working with experts and our board of directors to design and implement a remediation plan to correct the material weakness in our internal control over financial reporting. The following activities highlight our commitment to remediating our identified material weaknesses. In order to correct this weakness the Company will require, on a quarterly basis, a reconciliation of all accounts payable and accrued expenses to be reviewed with management.

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above. Specifically, we are developing a checklist of activities based on the criteria established in the COSO Framework against which we will assess the design of entity-level and activity-level controls, and the operational effectiveness of such controls. Deficiencies identified in this process will be addressed by management, including our CEO and CFO. This assessment, any deficiencies, and any remedial actions will be shared and discussed with our board of directors and accounting experts.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2023 other than noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	83	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	60	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	78	Class I Director
Marcel Herbst	53	Class I Director
William Wildman	75	Class II Director
Troy Branson	60	Executive Vice President of Franchising

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2022 and 2023

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2023	$330,750	$-	$-	$330,750
Executive Chairman of the Board and Chief Financial Officer	2022	$330,750	$-	$2,800	$333,550

A. Scott Mobley	2023	$484,976	$-	$-	$484,976
Chief Executive Officer, President and Secretary	2022	$489,078	$-	$4,800	$493,878

Troy Branson	2023	$202,472	$-	$-	$202,472
Executive Vice President	2022	$191,798	$18,016	$2,800	$212,614

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

The Summary Compensation Table includes the grant date fair value for stock options granted in 2022 and none in 2023 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with ASC Topic 718. See Note 10 to the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K a discussion of the Company’s determination of the grant date fair value of stock options.

In 2023, there were no options granted by the Company and 2,076,167 stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $682,500 per year for 2023 (although Mr. Mobley voluntarily reduced his base compensation to $330,750 for 2023 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides group life insurance in accordance with the group policy provided all salaried employees. The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $607,477 per year for 2023 (although Mr. Mobley voluntarily reduced his base compensation to $484,976 for 2023 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; and (C) provides group life insurance in accordance with the group policy provided all salaried employees. The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	70,000		0.623	7/6/28
	80,000		0.60	7/2/29
	70,000		0.40	9/30/30
	46,667	23,333	0.70	7/2/31
	23,333	46,667	0.22	6/1/32
A. Scott Mobley	60,000		1.00	7/2/24
	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	90,000		0.51	7/7/27
	80,000		0.623	7/6/28
	100,000		0.60	7/2/29
	80,000		0.40	9/30/30
	80,000	40,000	0.70	7/2/31
	40,000	80,000	0.22	6/1/32
Troy Branson	30,000		1.00	7/2/24
	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
	42,500		0.623	7/6/28
	42,500		0.60	7/2/29
	30,000		0.40	9/30/30
		35,000	0.70	7/2/31
		70,000	0.22	6/1/32

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	19,000	-	-	19,000
Marcel Herbst	19,000	-	-	19,000
William Wildman	19,000	-	-	19,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2024, there were 22,215,512 shares of the Company’s Common Stock outstanding. The following table sets forth the amount and percentage of the Company’s Common Stock beneficially owned on March 1, 2024, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding Common Stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (2)
Corbel Capital Partners SBIC, L.P.	2,250,000	(3)	9.2%
Paul W. Mobley	3,316,035	(4)	14.1
A. Scott Mobley	1,782,911	(5)	7.7
Douglas H. Coape-Arnold	305,0	(6)	1.4
Marcel Herbst	350,000	(7)	1.6

Troy Branson	397,500	(8)	1.8
William Wildman	255,000	(9)	1.1
BT Brands, Inc. and Gary Copperud	1,437,184	(10)	6.5
All executive officers and directors as a group (6) persons	6,406,446		25.1%

(1) All shares owned directly with sole investment and voting power, unless otherwise noted.

(2) The percentage calculations are based upon 22,215,512 shares of the Company’s Common Stock issued and outstanding as of the most recent practicable date and, for each officer, director or significant holder of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of March 1, 2024.

(3) According to the information provided to the Company in a Schedule 13G, filed with the SEC on February 14, 2020, the total includes 2,250,000 warrants to purchase up to 2,250,000 shares. The Schedule 13-G states that the filer has sole voting power and sole dispositive power for all such shares. Corbel’s address is 11777 San Vicente Blvd., Suite 777, Los Angeles, California 90049.

(4) The total includes 620,000 shares of Common Stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and warrants to purchase 350,000 shares. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5) The total includes 790,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6) The total includes 305,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7) The total includes 280,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Herbst’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8) The total includes 367,500 shares of Common Stock subject to options granted under a stock option plan. Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9) The total includes 200,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Wildman’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(10) According to information provided to the Company in an amendment to Schedule 13D filed with SEC on February 23, 2023, the total includes 176,031 shares for which Mr. Copperud states he sole voting power and sole dispositive power and 1,261,153 shares for which BT Brands, Inc. states it has sole voting power and sole dispositive power. The reporting persons’ address is 405 West Main Avenue, Suite 2D, West Fargo, North Dakota 58078.

The following table provides information as of December 31, 2023 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,240,000	$.58	(1)
Total	3,240,000	$.58	(1)

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director, via Herbst Capital Management, LLC. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing. In September 2022, Paul Mobley bought a subordinated note in principal amount $200,000 from Marcel Herbst along with attached warrants. In 2023, Paul Mobley received the 10% interest from the Company at the same time as all other subordinated debt holders were paid their interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by Somerset during 2022 and 2023.

	2022	2023
Audit fees and review fees (1)	$110,000	$111,175

_____________________

(1) Audit fees consist of fees rendered for professional services rendered by Somerset for the audit of our financial statements included in our annual reports on Form 10-K for the year ended December 31, 2022, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2022.

The engagement of Somerset and Assurance Dimensions, for conducting the audit of the Company’s financial statements for the year ended December 31, 2022 and 2023, respectively, and for the review of its financial statements included in its Form 10-Q’s during 2022 was pre-approved by the Company’s board of directors. Somerset has not been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

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

NOBLE ROMAN’S, INC.

Date: ____________	By:
A. Scott Mobley, President and Chief Executive Officer

Date: _____________	By:
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: _____________
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

Date:
A. Scott Mobley
President, Chief Executive Officer and Director

Date:
Douglas H. Coape-Arnold
Director

Date:
Marcel Herbst
Director

Date:
William Wildman
Director

