Form 10-K/A
period 2023-12-31
NOBLE ROMANS INC
filed 2024-05-17
CIK 709005

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

EXPLANATION

To add signatures where required.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: May 17, 2024	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

2

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: May 16, 2024	By:	/s/ A. Scott Mobley
A. Scott Mobley, President and Chief Executive
Officer

Date: May 16, 2024	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2024	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

Date: May 16, 2024	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: May 16, 2024	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: May 16, 2024
Marcel Herbst
Director

Date: May 16, 2024
William Wildman
Director

3