Form 10-Q
period 2024-03-31
NOBLE ROMANS INC
filed 2024-06-12
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of June 7, 2024, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2023	March 31, 2024
Current assets:
Cash	$872,335	$1,165,078
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	1,169,446	720,303
Inventories	965,819	999,555
Prepaid expenses	318,195	280,710
Total current assets	3,833,521	3,673,372

Property and equipment:
Equipment	4,386,430	4,399,613
Leasehold improvements	3,130,430	3,136,079
	7,516,860	7,535,692
Less accumulated depreciation and amortization	3,196,993	3,293,259
Net property and equipment	4,319,867	4,242,433
Deferred tax asset	3,374,841	3,374,841
Deferred contract cost	1,403,299	1,407,286
Goodwill	278,466	278,466
Operating lease right of use assets	4,930,014	4,741,552
Other assets including long-term portion of receivables-net	339,817	288,534
Total assets	$18,479,825	$18,006,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,284,210	$1,089,045
Current portion of operating lease liability	799,165	817,386
Corbel loan payable	1,000,000	7,028,519
Subordinated notes payable	-	575,000
Warrant liability	540,650	665,150
Total current liabilities	3,624,025	10,175,100

Long-term obligations:
Term loan payable to Corbel net of current portion	6,133,691	-
Convertible notes payable	575,000	-
Operating lease liabilities - net of short-term portion	4,378,927	4,167,011
Deferred contract income	1,577,299	1,556,976
Total long-term liabilities	12,664,917	5,723,987
Total liabilities	$16,288,942	$15,899,087
See Note 7 regarding contingencies
Stockholders' equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2023 and as of March 31, 2024)	24,840,126	24,843,117
Accumulated deficit	(22,649,243)	(22,735,720)
Total stockholders' equity	2,190,883	2,107,397
Total liabilities and stockholders’ equity	$18,479,825	$18,006,484

See accompanying condensed notes to consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended March 31,
	2023	2024
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$2,090,342	$1,995,524
Restaurant revenue - company-owned non-traditional	223,381	238,147
Franchising revenue	987,342	1,425,290
Administrative fees and other	6,738	7,144
Total revenue	3,307,803	3,666,105

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,914,821	1,831,444
Restaurant expenses - company-owned non-traditional	121,830	225,760
Franchising expenses (benefit)	(868,946)	489,667
Total operating expenses	1,167,705	2,546,871

Depreciation and amortization	95,517	96,266
General and administrative expenses	518,832	577,286
Defense against activist shareholder	-	13,479
Total expenses	1,782,054	3,233,902
Operating income	1,525,749	432,203

Interest expense	383,289	394,180
Change in fair value of warrants	-	124,500
Income (loss) before income taxes	1,142,460	(86,477)
Income tax expense (benefit)	274,190	-
Net income (loss)	$868,270	$(86,477)

Earnings per share - basic
Net income (loss)	$0.04	$(0.00)

Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings per share:
Net income (loss) (1)	$0.04	$(0.00)
Weighted average number of common shares outstanding	23,628,012	22,215,512

(1) Net loss per share is shown same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying condensed notes to consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited)

Three Months Ended March 31, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Amortization of value of stock options		2,991		2,991

Net loss for three months ended March 31, 2024	-	-	(86,477)	(86,477)

Balance at March 31, 2024	22,215,512	$24,843,117	$(22,735,720)	$2,107,397

Three Months Ended March 31, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2022, as restated	22,215,512	$24,819,736	$(24,109,527)	$710,209

Amortization of value of stock options		6,395		6,395

Net income for three months ended March 31, 2023			868,270	868,270

Balance at March 31, 2023, as restated	22,215,512	$24,826,131	$(23,241,257)	$1,584,874

See accompanying condensed notes to consolidated financial statements (unaudited)

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

OPERATING ACTIVITIES	Three Months Ended March 31,
	2023	2024
Net income (loss)	$868,270	$(86,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrants	-	124,500
Amortization of value of stock options	6,395	2,991
Depreciation and amortization	194,857	212,051
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	25,253	15,818
Deferred income taxes	274,190	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	(1,460,444)	-
Accounts receivable	(27,134)	449,143
Inventories	(8,821)	(33,736)
Prepaid expenses	23,453	37,485
Other assets including long-term portion of receivables	(27,422)	51,283
Decrease in deferred contract income	-	(20,306)
Increase in deferred contract cost	-	3,987
Decrease in accounts payable and accrued expenses	(60,834)	(195,164)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(192,237)	561,575

INVESTING ACTIVITIES
Purchase of property and equipment	(13,336)	(18,832)
NET CASH USED IN INVESTING ACTIVITIES	(13,336)	(18,832)

FINANCING ACTIVITIES
Principal payment on Corbel loan	(116,667)	(250,000)
NET CASH USED BY FINANCING ACTIVITIES	(116,667)	(250,000)

(Decrease) Increase in cash	(322,240)	292,743
Cash at beginning of period	785,523	872,335
Cash at end of period	$463,283	$1,165,078

Supplemental schedule of investing and financing activities

Cash paid for interest	$271,160	$278,395

See accompanying condensed notes to consolidated financial statements (unaudited)

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim consolidated financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

During the first quarter of 2023 the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.460 million, which primarily affected franchising venue as other operating expenses, a much smaller amount to general and administrative expenses and approximately $83,000 of the refund was to the Company’s subsidiary, RH Roanoke. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters which distorts the comparability of the first quarter of 2024 with  the first quarter of 2023. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications, the Internal Revenue Service (the “IRS”), indicated the final refund claim had been received and was in process, but the IRS had put a temporary hold on all additional returns while the IRS addresses administrative issues in processing refunds generally.

There have been no significant changes in the Company's accounting policies from those disclosed in the 2023 Form 10-K.

Note 2 – As discussed in Note 2 of the Form 10-K for the year ended December 31, 2023, accounts payable and other accrued expenses along with accumulated deficit were restated for the first quarter of 2023 to reflect the balances carried forward from the restated 2022.

Note 3 – Inventory.

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At March 31, 2024 and 2023 inventory consisted of the following:

	As of 3/31/24	As of 3/31/23
Ingredient inventory used to make products in company locations	$182,991	$191,267
Marketing materials	35,692	29,072
Equipment inventory	780,872	786,350
Total	$999,555	$1,006,689

Note 4 – Royalties and fees included initial franchise fees of $63,779 (after deferring initial fees of $52,500 and amortizing $43,779 of previously deferred fees and receiving $20,000 in transfer fees) for the three-month period ended March 31, 2024, and $60,000 for the three-month period ended March 31, 2023.  Royalties and fees included equipment commissions of $66,585 for the three-month period ended March 31, 2024, and $24,000 for the three-month period ended March 31, 2023.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1,456,000 for the three-month period ended March 31, 2024, and $987,000 for the three-month period ended March 31, 2023. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The deferred contract income was $1,557,000 and deferred costs were $1,407,000 as of March 31, 2024.

At December 31, 2023 and March 31, 2024, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of March 31, 2024, will be collected.

During the three-month period ended March 31, 2024 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  During the same three-month period 24 new non-traditional outlets opened and two non-traditional outlets closed.

Note 5 –   As the Company reported previously, it is pursuing plans to obtain new financing to repay the Corbel loan prior to its maturity in February 2025 and to repay the subordinated notes entirely. There can be no assurance that the Company will be able to refinance the Senior Note on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing successfully.  The Company expects that the new financing would result in a reduction in the interest rate it currently pays on the Corbel loan and to repay the subordinated convertible notes with full amortization of its loans over a longer term and at a lower rate of interest.

Note 6 –  The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2024.  The comparability of the three months ended March 31, 2024 and the three months ended March 31, 2023 is reduced because net income of $868,270 for the three months ended March 31, 2023 included $1.46 million of expenses reimbursed by the ERTC refund which related to periods before the three months ended March 31, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have had a net loss of approximately $592,000, or $(.03) per share.  The ERTC refund reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of Coronavirus (“COVID”).

	Three Months Ended March 31, 2024
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(86,477)	22,215,512	$(0.00)
Effect of dilutive securities
Stock and warrant dilution		142,943
Convertible notes	14,375	1,150,000	-
Diluted earnings per share
Net loss (1)	$(72,102)	22,215,512	$(0.00)

(1) Net loss per share is shown same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2023:

	Three Months Ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$868,270	22,215,512	$0.04
Effect of dilutive securities
Stock option and warrant dilution		162,500
Convertible notes	15,625	1,250,000	-
Diluted earnings per share
Net income	$883,895	23,628,012	$0.04

Note 7 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”). Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (as amended, the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75% for an aggregate rate of 13.06% at March 31, 2024 and 11.07% at March 31, 2023.  In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month.  Beginning in March 2023, the Senior Note requires principal payments of $83,333 per month continuing until maturity in February 2025, all payments were current as of March 31, 2024.

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

At March 31, 2024, the balance of the Senior Note was comprised of:

Principal	$7,349,095
Unamortized Warrant Discount and Loan Closing Cost	(320,576)
Carrying Value	$7,028,519

See Note 8 for change in the value of the warrant.

Note payments are all current and in compliance with the covenants.

Note 8 – Change in fair value of warrants.  Warrant liability using the Black-Scholes method of calculation was included in the balance sheet on December 31, 2023 as $540,650.  At the end of each quarter, including the quarter ended March 31, 2024, the Company is to revalue the warrant liability according to the Black-Scholes method of calculation.  That calculation determined the warrant liability as of March 31, 2024 was $665,150, therefore a change in the fair value of the warrant of $124,500 was recorded as other non-cash expense on the Consolidated Statement of Operations.

Note 9 – The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

There are no commitments to any key executives or officers beyond an employment agreement with each of the Executive Chairman and Chief Financial Officer and the President and Chief Executive Officer.

Impact of COVID-19 Pandemic

In the first quarter of 2020, COVID emerged and spread throughout the United States. The World Health Organization recognized COVID as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments, among other things, imposed travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic resulted in significant economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

The pandemic and the governmental response had a significant adverse impact on the Company, due to, among other things, governmental restrictions, reduced customer traffic, staffing challenges and supply difficulties.  Many states and municipalities in the United States, including Indiana where all of the Company-owned Craft Pizza & Pub restaurants are located, have from time to time temporarily restricted travel and suspended the operations of dine-in restaurants and other businesses in light of COVID which negatively affected the Company’s operations.

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

As described in Note 1 above, the Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund was recorded in  the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the first quarter of 2024 with the first quarter of 2023.

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

As discussed elsewhere in this report, the COVID pandemic materially affected the Company’s business and its franchising strategy since the pandemic emerged during the first quarter of 2020.

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

As discussed under Impact of COVID pandemic above, the franchising section of our revenue declined in 2021 and early 2022 due to the number of government forced closures in an attempt to prevent the spread of COVID.  One segment of the franchising section was made up of a number of franchises located in all types of entertainment facilities such as bowling centers and family entertainment centers.  The regulations were different in different states but for the most part that closing order was in effect for two years after which most of those franchisees did not have the financial means of reopening after that period of time.

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The focus on selling more non-traditional franchise locations, including several locations with higher than average potential volumes, is proceeding and the Company has sold and still has a significant backlog of prospects to expand the franchise locations.  In October 2023 the Company entered into a Development Agreement with Majors Management, LLC for 100 franchise locations to be developed over the next three years.  Currently Majors Management, LLC has opened approximately 37 of the 100 franchised locations and developed them more rapidly than the required schedule.

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

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2023		2024
Revenue	$2,090,342	100.0%	$1,995,524	100.0%
Cost of sales	451,359	21.6	417,610	20.9
Salaries and wages	617,463	29.5	595,042	29.8
Facility cost including rent, common area and utilities	404,824	19.4	389,385	19.5
Packaging	72,028	3.4	62,510	3.1
Delivery fees	31,122	1.5	37,059	1.9
All other operating expenses	338,025	16.2	329,838	16.6
Total expenses	1,914,821	91.6	1,831,444	91.8
Margin contribution	$175,521	8.4%	$164,080	8.2%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2023		2024
Royalties and fees from franchising	$987,342	100%	$1,425,290	100%
Salaries and wages	222,458	22.5	233,893	16.4
Trade show expense	90,200	9.1	60,000	4.2
Insurance	91,175	9.2	72,185	5.1
Travel and auto	32,130	3.3	47,210	3.3
All other operating expenses (benefit)	(1,304,909)	(132.1)	76,379	5.4
Total expenses	(868,946)	(88.0)	489,667	34.4
Margin contribution	$1,856,288	188.0%	$935,623	65.6%

Note:  The credit to all other expenses in 2023 is the result of recording the ERTC in the first of 2023 although much of the reimbursed expenses and lost revenue were incurred by the Company in prior quarters and prior years.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Three Months ended March 31,
	2023		2024
Revenue	$223,381	100.0%	$238,147	100%
Total expenses	121,830	54.5	225,760	94.8
Margin contribution	$101,551	45.5%	$12,387	5.2%

Note:  The significant increase in revenue was primarily the result of the hospital releasing most of its pandemic restrictions by allowing employees and guests to travel throughout the hospital.

Total expenses were reduced by $83,177 as a result of recording the ERTC in the first quarter of 2023 although the  reimbursed expenses and lost revenue were incurred by the Company  in prior quarters and prior years.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2.0 million for the three months ended March 31, 2024 compared to $2.1 million for the corresponding period in 2023.  In the first quarter of 2024 sales declined about 4.5%, due in part to localized bad weather often on weekends and particularly throughout January and February.  In the winter, while school is in session, sales are heavily skewed towards weekends so bad weather on the weekends can severely impact sales. The weekend beginning February 16, 2024 was the worst with heavy snow impacting the entire day, forcing the early closure of operations.  Separating out January and February and looking only at March, sales were off about 1.7% compared to the corresponding period in 2023.  For the three months ended March 31, 2024 the average check was down approximately 4% compared to the corresponding period in 2023.  Partially offsetting this reduction in average check the guest count increased compared to the corresponding period in 2023.  To a lesser extent, the decrease was also a result of a decrease in third party deliveries.

Cost of sales decreased to 20.9% for the three months ended March 31, 2024 from 21.6% in the corresponding period last year.  This decrease was because of an improvement in the consistency of portioning controls as a result of more experienced employees, despite the inflationary pressures on essentially all products, some with significant price inflation.

Salaries and wages increased to 29.8% for the three months ended March 31, 2024 from 29.5% for the comparable period in 2023, was the result of more efficient use of labor due to increased average tenure and experience of the Company’s workforce which mostly offset the significant salary and wage rate increases caused by overall salary and wage inflation.

Gross margin contribution decreased slightly to 8.2% for the three months ended March 31, 2024 from 8.4% for the quarter compared to the comparable period last year, which was primarily the result of a decrease in revenue as explained in the paragraph above plus inflationary pressures on most all expenses.

Franchising

As described in Note 1 to the accompanying consolidated financial statements, comparability of the franchising venue for the first quarter 2024 to the first quarter of 2023 is difficult because the Company applied for and has received payments in respect of the ERTC provided by the CARES Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund for extra expenses and lost revenue was recorded in the first quarter of 2023, it actually reimbursed certain expenses and lost revenue incurred by the Company over several quarters.   Most of that reimbursement was recorded as a credit to other operating expenses in the franchising venue although a much smaller portion was recorded in general and administrative expenses and other operating expenses in the Company-owned non-traditional location.

The revenue from this venue increased by a significant 44.4% to $1.4 million from $987,000 for the three months ended March 31, 2024 compared to the corresponding period in 2023.  This increase was the result of the significant growth in the number of non-traditional franchises opened during 2023 and continuing at an accelerated pace during 2024.  The Company has a significant pipeline of interested prospects for additional franchise sales and a significant number of franchised locations sold but not yet opened.

Salaries and wages decreased to 16.4% from 25.0% for the comparable period in 2023, primarily related to the growing the number of franchises sold and opened without the necessity of adding additional staff. The Company’s franchising business model allows it to substantially grow the number of opened units with significantly lower levels of matching incremental overhead expense.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased to $238,000 from $223,000 in the three-month period ended March 31, 2024 compared to the corresponding period in 2023.  The primary reason for this increase was the lifting of the restrictions placed on the hospital as a result of the COVID-19 pandemic whereby the hospital was restricted from having outside visitors and staff inside the hospital going from one area of the hospital to another.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses for this venue increased to $226,000 from $122,000 for the three-month period ended March 31, 2024 compared to the corresponding period in 2023, as a result of reducing expenses by recording ERTC in this venue by $83,000 in 2023.

Other Expenses

Depreciation and amortization remained approximately constant at $96,000 for the three-month periods ended March 31, 2024 and 2023.  The primary reason for this consistency is the fact that no additional new Company-owned locations have opened since late 2021.

General and administrative expenses increased to $577,000 from $519,000 for the three-month period ended March 31, 2024 compared to the corresponding period in 2023.  The primary reason for the increase was the result of 2023 expenses being decreased by certain of the ERTC refunds recorded in first quarter of 2023, as explained above, plus the recording of impairment of value to older assets that had not been used for several years in the amount of $29,231.

Interest expense increased to $394,000 from $383,000 for the three-month period ended March 31, 2024 compared to the corresponding period in 2023.  The primary reason for the increase was the addition of non-cash PIK interest to the principal balance of the Senior Note and the increase in the variable rate which was only partially offset by the principal reductions of nearly $1.7 million in the principal amount on the Senior Note since February 2023.

Net loss was $86,477 for the period ended March 31, 2024 compared to $868,000 in net income for the corresponding period in 2023.  As noted above, the comparability of the three months ended March 31, 2024 and the three months ended March 31, 2023 is reduced because the net income of $868,000 for the three months ended March 31, 2023 included $1.46 million of income from the ERTC refund which was a refund for expenses and lost revenue incurred by the Company in periods before March 31, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have reported a net loss of approximately $592,000, or $(.03) per share for the first quarter of 2023.  For the quarter ended March 31, 2024, the Company recorded a non-cash expense of approximately $125,000 for change in fair value of warrants, non-cash charges for the impairment of some older assets and a non-cash adjustment for allowance receivables. Had it not been for those additional non-cash expenses the Company would have reported a net income of $98,000.

Liquidity and Capital Resources

The Company’s current ratio was .4-to-1 as of March 31, 2024 compared to 1.1-to-1 as of December 31, 2023.  As the Company reported previously, it is pursuing plans to obtain new financing to repay the Corbel loan prior to its maturity in February 2025 and to repay the subordinated notes entirely. There can be no assurance that the Company will be able to refinance the Senior Note on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing successfully.  The Company expects that the new financing would result in a reduction in the interest rate it currently pays on the Corbel loan and to repay the subordinated convertible notes with full amortization of its loans over a longer term and at lower rates of interest.

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

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended, requires principal payments of $83,333 per month beginning March 2023 and continuing until maturity. In July 2023, the Company has voluntarily prepaid principal of approximately $579,000.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, the Company’s ability to successfully remediate material weakness in its internal control over financial reporting, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the Company’s ability to service its loans and refinance the Senior Note before its maturity in 2025, the acceptance of the amended federal Form 941 return relating to the ERC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in 2023 Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, the Company business could be adversely impacted.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2024, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $7.3 million.  The Company’s current borrowings were at a variable rate tied to SOFR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $72,000 over the succeeding 12-month period.

ITEM 4.  Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2024, the Company’s disclosure controls and procedures were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. As a result of this assessment, management identified a material weakness in internal control over financial reporting control environment for accounts payable, and accrued liabilities.  The material weakness resulted in reporting errors requiring a restatement of our consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Prior Statements”) as described in additional detail in the 2023 Form 10-K.

Remediation Effort That Addressed the Material Weakness

Management, including our Chief Financial Officer, moved all of the accounts payable and accrued expense accounts into one general ledger account and adopted procedures, including management reviews, to complete reconcile accounts payable and accrued expenses and confirm amounts are balanced to the general ledger on a quarterly basis, beginning with the first quarter of 2024.

In addition to the item noted above the Company will continue to evaluate, remediate and improve its internal control over financial reporting.  Except as disclosed above, there have been no changes in internal controls over financial reporting during the period covered by this report materially affected, or are likely to materially affect, the Company’s internal controls or financial reporting.

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

NOBLE ROMAN’S, INC.

Date: June 12, 2024	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and
Principal Financial Officer)

