Form 10-Q
period 2024-06-30
NOBLE ROMANS INC
filed 2024-08-14
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2024, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited consolidated financial statements are included herein:

Consolidated balance sheets as of December 31, 2023 and June 30, 2024 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2023 and 2024 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended June 30, 2024 and 2023 and six-month periods ended June 30, 2024 and 2023 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2024 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2023	June 30, 2024
Current assets:
Cash	$872,335	$801,071
Employee Retention Tax Credit Receivable	507,726	507,725
Accounts receivable - net	1,169,446	696,691
Inventories	965,819	987,786
Prepaid expenses	318,195	200,184
Total current assets	3,833,521	3,193,457

Property and equipment:
Equipment	4,386,430	4,421,773
Leasehold improvements	3,130,430	3,139,215
	7,516,860	7,560,988
Less accumulated depreciation and amortization	3,196,993	3,389,558
Net property and equipment	4,319,867	4,171,430
Deferred tax asset	3,374,841	3,374,841
Deferred contract cost	1,403,299	1,426,578
Goodwill	278,466	278,466
Operating lease right of use assets	4,930,014	4,549,671
Other assets including long-term portion of receivables-net	339,817	354,546
Total assets	$18,479,825	$17,348,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,284,210	$615,501
Current portion of operating lease liability	799,165	834,715
Current portion of Corbel loan payable	1,000,000	6,892,834
Subordinated note payable	-	575,000
Warrant liability	540,650	731,038
Total current liabilities	3,624,025	9,649,088

Long-term obligations:
Term loan payable to Corbel net of current portion	6,133,691	-
Convertible notes payable	575,000	-
Operating lease liabilities - net of short-term portion	4,378,927	3,951,744
Deferred contract income	1,577,299	1,580,910
Total long-term liabilities	12,664,917	5,532,654
Total liabilities	$16,288,942	$15,181,742

See Note 9 regarding Contingencies
Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2023 and as of June 30, 2024)	24,840,126	24,846,109
Accumulated deficit	(22,649,243)	(22,678,862)
Total stockholders’ equity	2,190,883	2,167,247
Total liabilities and stockholders’ equity	$18,479,825	$17,348,989

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Revenue:
Restaurant revenue – company-owned Craft Pizza & Pub	$2,373,652	$2,222,551	$4,463,994	$4,218,075
Restaurant revenue –company-owned non-traditional	236,585	236,705	459,965	474,852
Franchising revenue	1,176,629	1,435,748	2,163,972	2,861,039
Administrative fees and other	8,674	9,673	15,411	16,817
Total revenue	3,795,540	3,904,678	7,103,342	7,570,783

Operating expenses:
Restaurant expenses – company-owned Craft Pizza & Pub	2,025,193	1,978,273	3,940,014	3,809,717
Restaurant expenses – company-owned non-traditional	204,150	235,288	325,980	461,048
Franchising expenses (benefit)	240,010	460,694	(628,936)	950,361
Total operating expenses	2,469,353	2,674,255	3,637,058	5,221,126

Depreciation and amortization	95,517	96,300	191,033	192,565
General and administrative expenses	526,310	570,129	1,045,143	1,147,416
Defense against activist shareholder	-	6,064	-	19,542
Total expenses	3,091,180	3,346,748	4,873,234	6,580,649
Operating income	704,360	557,930	2,230,108	990,134

Interest expense	378,785	435,184	762,074	829,365
Change in fair value of warrants	-	65,888	-	190,388
Income (loss) before income taxes	325,575	56,858	1,468,034	(29,619)
Income tax	-	-	274,190	-
Net income (loss)	$325,575	$56,858	$1,193,844	$(29,619)

Earnings per share – basic:
Net income (loss)	$0.02	$0.00	$0.05	$(0.00)
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings (loss) per share:

Net income (loss) (1)	$0.01	$0.00	$0.05	$(0.00)
Weighted average number of common shares outstanding	23,498,764	23,713,531	23,498,764	22,215,512

(1) Net loss per share is shown same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2024:

Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Net loss for the six months ended June 30, 2024			(29,619)	(29,619)

Amortization of value of employee stock options	-	5,983	-	5,983

Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

Three Months Ended June 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2024	22,215,512	$24,843,117	$(22,735,720)	$2,107,397

Net income for three months ended June 30, 2024			56,858	56,858
Amortization of value of employee stock options	-	2,992	-	2,992

Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2023:

Balance at December 31, 2022	22,215,512	$24,819,736	$(22,953,074)	$1,866,662

Net income for the six months ended June 30, 2023			1,193,847	1,193,847

Amortization of value of employee stock options	-	12,789	-	12,789

Balance at June 30, 2023	22,215,512	$24,832,525	$(21,759,227)	$3,073,298

Three Months Ended June 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2023	22,215,512	$24,826,130	$(22,084,803)	$2,741,327

Net income for three months ended June 30, 2023			325,576	325,576

Amortization of value of employee stock options	-	6,395	-	6,395

Balance at June 30, 2023	22,215,512	$24,832,525	$(21,759,227)	$3,073,298

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2023	2024
Net income (loss)	$1,193,844	$(29,619)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Change in fair value of warrants	-	190,388
Depreciation and amortization	425,568	428,649
Amortization of lease costs in excess of cash paid	6,467	9,761
Deferred income taxes	274,190	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	(1,460,444)	-
Accounts receivable	18,167	472,755
Inventories	(7,397)	(21,967)
Prepaid expenses	14,110	118,011
Other assets	(39,452)	(14,729)
Decrease in deferred contact cost	-	(15,305)
Increase (decrease) in:
Accounts payable and accrued expenses	(78,501)	(668,707)
Decrease/increase in deferred contract income	-	3,627
NET CASH PROVIDED BY OPERATING ACTIVITIES	346,552	472,864
INVESTING ACTIVITIES
Purchase of property and equipment	(29,430)	(44,128)
NET CASH USED IN INVESTING ACTIVITIES	(29,430)	(44,128)

FINANCING ACTIVITIES
Payment of principal on convertible notes	(50,000)	-
Payment of principal on Corbel loan	(366,667)	(500,000)
NET CASH (USED) IN FINANCING ACTIVITIES	(416,667)	(500,000)

Increase (decrease) in cash	(99,545)	(71,264)
Cash at beginning of period	785,523	872,335
Cash at end of period	$685,978	$801,071

Supplemental schedule of investing and financing activities

Cash paid for interest	$540,327	$599,265

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

During the first quarter of 2023, the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.46 million, which primarily affected the franchising venue as other operating expenses, a much smaller amount to general and administrative expenses and approximately $83,000 of the refund was to the Company’s subsidiary, RH Roanoke. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters which distorts the comparability of the first half of 2024 with the first half of 2023. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications, the Internal Revenue Service (the “IRS”), indicated the final refund claim had been received and was in process, but the IRS had put a temporary hold on all additional returns while the IRS addresses administrative issues in processing refunds generally.

There have been no significant changes in the Company's accounting policies from those disclosed in the 2023 Form 10-K.

Note 2 – As discussed in Note 2 of the 2023 Form 10-K, accounts payable and other accrued expenses along with accumulated deficit were restated for the first half of 2023 to reflect the balances carried forward from the restated 2022 amounts.

Note 3 – Inventory.

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At June 30, 2024 and December 31, 2023 inventory consisted of the following:

	As of 12/31/23	As of 6/30/24
Ingredient inventory used to make products in company locations	$157,861	$180,238
Marketing materials	27,086	256,676
Equipment inventory	780,872	780,872
Total	$965,819	$987,786

Note 4 – Royalties and fees included initial franchise fees of $122,846 (after deferring initial fees of $127,500 and amortizing $94,846 of previously deferred fees and receiving $28,000 in transfer fees) for the six-month period ended June 30, 2024, and $92,596 for the six-month period ended June 30, 2023.  Royalties and fees included equipment commissions of $92,104 for the six-month period ended June 30, 2024, and $52,779 for the six-month period ended June 30, 2023.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $2,814,304 for the six-month period ended June 30, 2024, and $2,122,602 for the six-month period ended June 30, 2023. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The deferred contract income was $1,580,910 and deferred costs were $1,426,578 as of June 30, 2024.

At December 31, 2023 and June 30, 2024, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of June 30, 2024, will be collected.

During the three-month and six-month periods ended June 30, 2024 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  There were 18 new non-traditional outlets opened and 42 non-traditional outlets opened during the three-month and six-month periods ended June 30, 2024, respectively.

Note 5 – As the Company reported previously, it is pursuing plans for new financing to repay the loan from Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”) and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.  Based on terms indicated in ongoing discussions between the Company and potential lenders, the Company currently expects the refinancing will  result in a substantial reduction in its interest rate expense.

Note 6 - The following table sets forth the calculation of basic and diluted earnings per share for the six-month period ended June 30, 2024.  The comparability of the six months ended June 30, 2024 and the six months ended June 30, 2023 is limited because net income of $1,193,844 for the six months ended June 30, 2023 included $1.46 million of expenses reimbursed by the ERTC refund which related to periods before the six months ended June 30, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have reported a net loss of approximately $266,000.  The ERTC refund reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of Coronavirus (“COVID”).

The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$56,858	22,215,512	$0.00
Effect of dilutive securities
Stock option and warrant dilution		248,019
Convertible notes	15,000	1,250,000	_____
Diluted earnings per share
Net income	$71,858	23,713,531	$0.00

	Three Months Ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$325,575	22,215,512	$0.02
Effect of dilutive securities
Stock option and warrant dilution		133,252
Convertible notes	30,000	1,250,000	_____
Diluted earnings per share
Net income	$355,575	23,598,764	$0.01

The following table sets forth the calculation of basic and diluted earnings per share for the six-month periods ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30, 2024
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(29,619)	22,215,512	$(0.00)
Effect of dilutive securities
Stock and warrant dilution		248,019
Convertible notes	28,750	1,250,000	-
Diluted loss per share
Net loss (1)	$(869)	22,215,512	$(0.00)

(1)   Net loss per share is shown same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

	Six Months Ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,193,844	22,215,512	$0.05
Effect of dilutive securities
Stock option and warrant dilution		133,252
Convertible notes	30,000	1,250,000	-
Diluted earnings per share
Net income	$1,223,844	23,598,764	$0.05

Note 7 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel. Pursuant to the Agreement, the Company issued to the Purchaser a senior secured promissory note (as amended, the “Senior Note”) in the initial principal amount of $8.0 million. The Company has used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1.275 million was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75% for an aggregate rate of 13.11% at June 30, 2024 and 12.86% at June 30, 2023.  In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month.  Beginning in March 2023, the Senior Note requires principal payments of $83,333 per month continuing until maturity in February 2025, all payments were current as of June 30, 2024 and the Company was in compliance with the covenants in the Agreement.

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

At June 30, 2024, the balance of the Senior Note was comprised of:

Principal	$7,154,335
Unamortized Warrant Discount and Loan Closing Cost	(261,501)
Carrying Value	$6,892,834

See Note 8 for information regarding change in the fair value of the Corbel Warrant.

Note 8 –Warrant liability of $540,650 using the Black-Scholes method of calculation was included in the balance sheet as of December 31, 2023.  At the end of each quarter, including the quarter ended June 30, 2024, the Company revalues the warrant liability according to the Black-Scholes method.  That calculation determined the warrant liability as of June 30, 2024 was $731,038, therefore a change in the fair value of the warrant of $65,888 was recorded as other non-cash expense on the Consolidated Statement of Operations for the three-month period ended June 30, 2024 and $190,388 for the six-month period ended June 30, 2024.

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

Impact of COVID Pandemic

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

As described in Note 1 above, the Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund was recorded in the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the results for first quarter and six months of 2024 with the corresponding periods of 2023.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated locations in 2017, 2018, 2020 and 2021.  The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In addition to the nine Company-operated Craft Pizza & Pub locations, during 2019 and 2020 the Company had three franchised locations opened.  Today, in total, there are 12 Craft Pizza & Pub locations in operation.

As discussed elsewhere in this report, the COVID pandemic materially affected the Company’s business and its franchising strategy since the pandemic emerged during the first quarter of 2020.

Noble Roman’s Pizza for Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other host business or activity with existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities. These locations offer the two pizza styles the Company started with in 1972, along with its great tasting, high quality ingredients and menu extensions.

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

As discussed under “Impact of COVID Pandemic” above, revenue from the franchising venue declined in 2021 and early 2022 due to the number of government-forced closures in an attempt to prevent the spread of COVID.  One cohort of the franchising section was made up of a number of franchises located in all types of entertainment facilities such as bowling centers and family entertainment centers.  The regulations varied in different states but for the most part closing orders were in effect for two years after which most of those franchisees did not have the financial means of reopening.

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is proceeding.  The Company has sold and still has a significant pipeline of prospects to expand the number of franchise locations.  In October 2023 the Company entered into a Development Agreement with Majors Management, LLC (“Majors”)for 100 franchise locations to be developed over the succeeding three years.  Currently Majors has opened approximately 43 of the 100 franchised locations and developed them more rapidly than the required schedule.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2023		2024		2023		2024
Revenue	$2,373,652	100%	$2,222,551	100%	$4,463,994	100%	$4,218,075	100%
Cost of sales	476,942	20.1	463,324	20.8	928,300	20.8	880,934	20.9
Salaries and wages	652,905	27.5	627,292	28.2	1,270,369	28.5	1,222,334	29.0
Facility cost including rent, common area and utilities	405,768	17.1	391,487	17.6	810,592	18.2	780,872	18.5
Packaging	77,080	3.2	66,563	3.0	149,108	3.3	129,073	3.1
Delivery fees	29,095	1.2	64,424	2.9	60,217	1.3	101,484	2.4
All other operating expenses	383,402	16.1	365,183	16.4	721,428	16.2	695,020	16.5
Total expenses	2,025,192	85.3	1,978,273	89.0	3,940,014	88.3	3,809,717	90.3
Margin contribution	$348,460	14.7%	244,278	11.0%	$523,980	11.7%	$408,358	9.7%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising activities and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2023		2024		2023			2024
Total royalties and fees revenue	$1,373,533	100%	$1,435,748	100%	$2,360,876		100%	$2,861,039	100%
Salaries and wages	207,604	15.1	228,518	15.9	430,062		18.2	462,411	16.2
Franchise promotion	50,920	3.7	60,576	4.2	141,120		6.0	120,576	4.2
Insurance	78,711	5.7	84,880	5.9	169,886		7.2	157,065	5.5
Travel and auto	26,019	1.9	35,156	2.4	58,149		2.5	82,366	2.9
All other operating expenses (benefit)	70,874	5.2	51,564	3.7	(1,234,035	)(1)	(52.3)	127,943	4.5
Total expenses (1)	434,128	31.6	460,694	32.1	(434,818)		(18.4)	950,361	33.2
Margin contribution	$939,405	68.4%	$975,054	67.9%	$2,795,693		118.4%	$1,910,678	66.8%

(1)

See Note 1 to the Company’s condensed consolidated financial statements for a discussion of the ERTC, which substantially reduced operating expenses in the first quarter and six months ended June 30, 2023 but had no effect on the second quarter.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2023		2024		2023			2024
Revenue	$236,585	100%	$236,705	100%	$459,965		100%	$474,852	100%
Cost of sales	87,078	36.8	95,077	40.2	172,580		37.5	180,416	38.0
Salaries and wages	72,892	30.8	89,392	37.8	145,378		31.6	179,474	37.8
Rent	22,760	9.6	23,832	10.1	44,501		9.7	48,102	10.1
Packaging	6,014	2.5	4,998	2.1	13,182		2.9	8,759	1.8
All other operating expenses (benefit)	15,407	6.5	21,989	9.3	(49,661	)(1)	(10.8)	44,297	9.3
Total expenses (1)	204,150	86.3	235,288	9.4	325,980		70.9	461,048	97.1
Margin contribution	$32,434	13.7%	$1,417	.6%	$133,985		29.1%	$13,803	2.9%

(1)

See Note 1 to the Company’s condensed consolidated financial statements for a discussion of the ERTC, which substantially reduced operating expenses in the first quarter of 2023. Total expenses were reduced by $83,177 as a result of recording the ERTC in the first quarter and six months ended June 30, 2023 but had no effect on the second quarter.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.37 million to $2.22 million and from $4.46 million to $4.22 million for the respective three-month and six-month periods ended June 30, 2024, compared to the corresponding periods in 2023.  Sales for both periods were negatively affected by economic uncertainty and general inflation which are affecting the amount customers spend on any given occasion.  During both periods, the customer count remained even or up but a decrease in the average check, i.e., the amount customers were spending on each visit, accounted for the revenue decrease.

Cost of sales as a percentage of revenue from this venue increased to 20.8% and 20.9% for both the three-month and six-month periods ended June 30, 2024 from 20.1% and 20.8% for both the three-month and six month periods ended June 30, 2023.  The Company has incurred significant increases in product costs but was able to offset most of that with efficiency gained as staffing levels stabilized and employee experience levels increased. Additionally, the Company promoted a lower food cost item during both periods.  Cheese prices have been considerably higher this year than last year during the comparable periods, however the Company benefited some cheese price decreases in the second quarter of the current year.  The Company did not materially increase menu prices during 2023 or 2024.

Salaries and wages as a percentage of revenues increased to 28.2% and 29.0% from 27.5% and 28.5% for the respective three-month and six-month periods ended June 30, 2024, compared to the corresponding periods in 2023. The cost of salaries and wages has increased dramatically due to the labor shortage of available employees and the general competition for those employees.  The Company was able to offset a substantial portion of that increase with efficiencies gained and implemented in scheduling and supervision.  The shortage of hourly employees has reduced recently but the shortage in qualified managers remains a significant issue

Margin contribution as a percentage of revenue for this venue decreased to 11.0% and 9.7% from 14.7% and 11.7% for the three-month and six-month periods ended June 30, 2024 compared to the corresponding periods in 2023.  This margin decrease was primarily the result of the sales decrease, as explained above.

Franchising

As described in Note 1 to the accompanying consolidated financial statements, comparability of the franchising venue for the first half of 2024 to the first half of 2023 is difficult because the Company applied for and has received payments in respect of the ERTC.

Total revenue was $1.44 million and $2.86 million for the three-month and six-month periods ended June 30, 2024 compared to $1.37 million and $2.36 million for the corresponding periods in 2023, respectively.  This was primarily the result of the Company determining to redirect additional staff efforts to the sale of non-traditional franchises while still carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic and its after-effects coming to an end and the determination that owners of non-traditional locations would be more willing to look at expansion options and to invest in their growth.  With the refocused sales efforts during the last quarter of 2023 and during the first six months of this year, the Company generated a significant number of new locations available for opening and the signing of a 100-unit new development schedule late in 2023 with Majors and have now opened, during the latter part of 2023 and to date through 2024, approximately 43 new locations pursuant to that development agreement.  Through June 30, 2024, the Company has opened a total of 42 new locations including 20 of the Majors units.  In addition, the Company has a significant pipeline of leads and prospects for future non-traditional franchise sales.  The Company believes this growth points to an attractive opportunity for the coming months due to anticipated opening of new units already sold and the number of interested prospects that the Company has identified.

Salaries, wages and all other operating expenses of this venue were all kept in line with past results and the Company continues to maintain tight control over those dollar amounts.  However, comparability of other costs and margins is difficult, as explained above, because of the large reduction of other operating costs in the first half of 2023 as a result of recording the ERTC refund. See Note 1 of the Company’s condensed consolidated financial statements above.

The reported margin was 67.9% and 66.8% for the three-month and six-month periods ended June 30, 2024, compared to 68.4% and 118.4% for the comparable periods in 2023, respectively.  As indicated in the first paragraph of this venue discussion, the numbers for the two years are not comparable due to the ERTC.

Company-Owned Non-Traditional Location

Gross revenue from this venue was $237,000 and $475,000 during the three-month and six-month periods ended June 30, 2024, compared to $237,000 and $460,000 for the comparable periods in 2023, respectively.   The primary reason for the increase in revenue during both periods was that the Company continued to grow its revenue from this location after the withdrawal of certain restrictions placed on the host hospital facility as a result of the decline in the severity of COVID pandemic such that the hospital has now returned to more normal operations.

Total expenses were $235,000 and $461,000 for the three-month and six-month periods ended June 30, 2024, compared to $204,000 and $326,000 for the comparable periods in 2023, respectively.  The increase in expenses resulted from the increase in revenue, although $83,000 of the expenses in the first quarter were reduced by the recording of the ERTC.

Other Expenses

Depreciation and amortization expense was $96,300 and $192,600 for the three-month and six-month periods ended June 30, 2024, compared to $95,500 and $191,000 for the comparable periods in 2023, respectively.  The depreciation expense has remained mostly constant as a result of not opening any new corporate-owned locations in both years.

General and administrative expenses were $570,000 and $1,147,000 for the three-month and six-month periods ended June 30, 2024, compared to $526,000 and $1,045,000 for the comparable periods in 2023, respectively.  This reflects the Company’s focus on minimizing costs while growing revenue through franchising.

Operating income was $557,930 and $990,134 for the three-month and six-month periods ended June 30, 2024, compared to $704,360 and $2,230,108 for the comparable periods in 2023, respectively.  The 2023 results benefited from the recognition of the ERTC of $1.46 million in the comparable period of 2023.

Interest expense was $435,000 and $829,000 for the three-month and six-month periods ended June 30, 2024, compared to $379,000 and $762,000 for the comparable periods in 2023, respectively.  The primary reason for the increase in both periods was non-cash PIK interest which adds to the principal amount of the Corbel loan outstanding, however that is now being offset by a principal payment each month of $83,333, plus an application of a portion of the ERTC reimbursement received to the early retirement of a portion of the long-term debt.  In addition, the rate on the unpaid balance of the Corbel loan is a variable rate which has increased by a little over 2% for the comparable periods.

Liquidity and Capital Resources

The Company’s current ratio was .33-to-1 as of June 30, 2024 compared to 1.1-to-1 as of December 31, 2023.  As the Company reported previously, it is pursuing plans for new financing to repay the Corbel loan and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.  Based on terms indicated in the ongoing discussions between the Company and potential lenders, the Company currently expects the refinancing will result in a substantial reduction in its interest expense and the amount it is required to pay to amortize principal and interest over a period of seven years.

In January 2017, the Company completed the offering of $2.4 million principal amount of subordinated promissory notes (the “Notes”) convertible into common stock at $0.50 per share and warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1.275 million principal amount of the Notes was repaid in conjunction with a new financing leaving a principal balance of $625,000 of Notes outstanding due January 31, 2023. In April 2023, a Note in the principal amount of $50,000 was repaid by the Company, with the approval of senior lender, leaving $575,000 outstanding.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.30 per share.

In February 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1.275 million to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) to pay debt issuance costs; and (iv) for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75%. In addition, the Senior Note requires PIK Interest of 3% per annum, which is added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The Senior Note matures on February 7, 2025. The Senior Note, as amended currently, requires principal payments of $83,333 per month and continuing until maturity. In July 2023, the Company voluntarily prepaid principal of approximately $579,000.

See Note 1 to the Company’s consolidated financial statements for discussion of funds received from the ERTC.

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.  The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow. Based upon ongoing discussions with potential lenders, the Company expects to refinance its outstanding debt payable to Corbel before maturity in February 2025.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, the Company’s ability to service its loans and refinance the Senior Note before its maturity in 2025,  shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises,  the acceptance of the amended federal Form 941 return relating to the ERTC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the 2023 Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, the Company business could be adversely impacted.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2024, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of approximately $7.0 million. The Company’s current borrowings were at a variable rate tied to SOFR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $72,000 over the succeeding 12-month period.

ITEM 4. Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. As a result of this assessment, management identified a material weakness in internal control over financial reporting control environment for accounts payable, and accrued liabilities, which has now been corrected.

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

In addition to the item noted above, the Company will continue to evaluate and improve its internal control over financial reporting.  Except as disclosed above, there have been no changes in internal controls over financial reporting during the period covered by this report materially affected, or are likely to materially affect, the Company’s internal controls or financial reporting.

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

21

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

NOBLE ROMAN’S, INC.

Date: August 14, 2024	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

23