Form 10-Q
period 2024-09-30
NOBLE ROMANS INC
filed 2024-11-13
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2024, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

Consolidated balance sheets as of December 31, 2023 and September 30, 2024 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2023 and 2024 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended September 30, 2024 and 2023 and nine-month periods ended September 30, 2024 and 2023 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2024 (unaudited)	Page 7

Notes to condensed consolidated financial statements (unaudited)	Page 8

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	December 31, 2023	September 30, 2024
Current assets:
Cash	$872,335	$551,479
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	1,169,446	782,500
Inventories	965,819	966,285
Prepaid expenses	318,195	162,445
Total current assets	3,833,521	2,970,435

Property and equipment:
Equipment	4,386,430	4,443,018
Leasehold improvements	3,130,430	3,141,101
Leasehold improvements, net	7,516,860	7,584,119
Less accumulated depreciation and amortization	3,196,993	3,485,627
Net property and equipment	4,319,867	4,098,492
Deferred tax asset	3,374,841	3,374,841
Deferred contract cost	1,403,299	1,403,899
Goodwill	278,466	278,466
Operating lease right of use assets	4,930,014	4,354,294
Other assets including long-term portion of receivables-net	339,817	367,645
Total assets	$18,479,825	$16,848,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,284,210	$458,811
Current portion of operating lease liability	799,165	852,428
Current portion of Corbel loan payable	1,000,000	6,756,267
Subordinated note payable	-	575,000
Warrant liability	540,650	538,822
Total current liabilities	3,624,025	9,181,328

Long-term obligations:
Term loan payable to Corbel net of current portion	6,133,691	-
Convertible notes payable	575,000	-
Operating lease liabilities - net of short-term portion	4,378,927	3,730,787
Deferred contract income	1,577,299	1,563,718
Total long-term liabilities	12,664,917	5,294,505
Total liabilities	$16,288,942	$14,475,833
See Note 9 regarding Contingencies
Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2023 and as of September 30, 2024)	24,840,126	24,857,787
Accumulated deficit	(22,649,243)	(22,485,548)
Total stockholders’ equity	2,190,883	2,372,239
Total liabilities and stockholders’ equity	$18,479,825	$16,848,072

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Revenue:
Restaurant revenue - company-owned restaurants	$2,175,219	$2,195,167	$6,639,213	$6,413,242
Restaurant revenue - company-owned non-traditional	247,252	218,193	707,217	693,045
Franchising revenue	1,310,284	1,437,664	3,671,160	4,298,703
Administrative fees and other	6,657	29,142	22,068	45,959
Total revenue	3,739,412	3,880,166	11,039,658	11,450,949

Operating expenses:
Restaurant expenses - company-owned restaurants	1,974,635	2,021,828	5,914,648	5,831,544
Restaurant expenses - company-owned non-traditional	240,245	269,675	566,225	730,723
Franchising expenses	395,777	499,781	(36,255)	1,450,143
Total operating expenses	2,610,657	2,791,284	6,444,618	8,012,410

Depreciation and amortization	95,517	96,068	286,550	288,634
General and administrative expenses	519,291	566,275	1,564,433	1,713,691
Defense against activist shareholder	-	9,916	-	29,458
Total expenses	3,225,465	3,463,543	8,295,602	10,044,193
Operating income	513,947	416,623	2,744,056	1,406,756

Interest expense	359,431	415,524	1,121,505	1,244,889
(Decrease) in fair value of warrant	-	(192,215)	-	(1,828)
Income before income taxes	154,516	193,314	1,622,551	163,695
Income tax expense	-	-	274,190	-
Net income	$154,516	$193,314	$1,348,361	$163,695

Earnings per share – basic:
Net income before income tax	$0.01	$0.01	$0.07	$0.01
Net income	$0.01	$0.01	$0.06	$0.01
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income before income tax	$0.01	$0.01	$0.07	$0.01
Net income	$0.01	$0.01	$0.06	$0.01
Weighted average number of common shares outstanding	23,581,300	24,149,723	23,581,300	24,368,453

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited)

Nine Months Ended

September 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Net income for nine months ended September 30, 2024			163,695	163,695

Amortization of value of employee stock options		17,661		17,661

Balance at September 30, 2024	22,215,512	$24,857,787	$(22,485,548)	$2,372,239

Three Months Ended

September 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

Amortization of value of employee stock options		11,678		11,678

Net income for three months ended September 30, 2024			193,314	193,314

Balance at September 30, 2024	22,215,512	$24,857,787	$(22,485,548)	$2,372,239

See accompanying notes to condensed consolidated financial statements (unaudited).

Nine Months Ended

September 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2022	22,215,512	$24,819,736	$(24,109,527)	710,209

Net income for nine months ended September 30, 2023			1,348,361	1,348,361

Amortization of value of employee stock options		17,869		17,869

Balance at September 30, 2023	22,215,512	$24,837,605	$(22,7661,166)	$2,076,439

Three Months Ended

September 30, 2023:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2023	22,215,512	$24,832,525	$(22,915,680)	$1,916,845

Amortization of value of employee stock options		5,080		5,080

Net income for three months ended September 30, 2023			154,514	154,514

Balance at September 30, 2023	22,215,512	$24,837,605	$(22,761,166)	$2,076,439

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

OPERATING ACTIVITIES	Nine months ended September 30,
	2023	2024
Net income	$1,348,361	$163,695
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant		(1,828)
Depreciation and amortization	286,549	288,634
Interest paid-in-kind	192,758	195,351
Stock option expense	17,869	17,661
Amortization of loan cost	137,999	177,225
Non-cash lease expense	845,902	833,485
Deferred income taxes	274,190	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	(507,726)	-
Accounts receivable	14,284	386,946
Inventories	55,105	(466)
Prepaid expenses	(266,495)	155,750
Deferred contract income net of deferred contract cost		(14,181)
Other assets including long-term portion of receivables	(45,746)	(27,828)
(Decrease) in:
Accounts payable and accrued expenses	(458,143)	(825,399)
Lease liability	(838,492)	(852,642)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,056,415	496,403

INVESTING ACTIVITIES
Purchase of property and equipment	(29,781)	(67,259)
NET CASH USED IN INVESTING ACTIVITIES	(29,781)	(67,259)

FINANCING ACTIVITIES
Principal payment of convertible notes	(50,000)	-
Principal payments on Corbel term loan	(1,198,510)	(750,000)
Lease liabilities	-	-
NET CASH USED BY FINANCING ACTIVITIES	(1,248,510)	(750,000)

Decrease in cash	(221,876)	(320,856)
Cash at beginning of period	785,522	872,335
Cash at end of period	$563,646	$551,479

Supplemental schedule of investing and financing activities
Cash paid for interest	$793,692	$901,357
Cash paid for income taxes	$-	$ -

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in the 2023 Form 10-K.

During the first quarter of 2023, the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.46 million, which primarily affected the franchising venue as other operating expenses, a much smaller amount to general and administrative expenses and approximately $83,000 of the refund was to the Company’s subsidiary, RH Roanoke. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters which distorts the comparability of the nine months of 2024 with the nine months of 2023. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc.  In recent communications, the Internal Revenue Service (the “IRS”), indicated the final refund claim had been received and was in process, but the IRS was significantly behind in processing refunds and would get caught up as soon as possible.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2023-09 for fiscal year ending December 31, 2025. Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of September 30, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Note 2 – As discussed in Note 2 of the 2023 Form 10-K, accounts payable and other accrued expenses along with accumulated deficit were restated for the first half of 2023 to reflect the balances carried forward from the restated 2022 amounts.

Note 3 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At September 30, 2024 and December 31, 2023 inventory consisted of the following:

	As of 12/31/23	As of 9/30/24
Ingredient inventory used to make products in company locations	$157,861	$153,074
Marketing materials	27,086	32,339
Equipment inventory	780,872	780,872
Total	$965,819	$966,285

Note 4 – Royalties and fees included initial franchise fees of $192,538 (after deferring initial fees of $180,000 and amortizing $164,538 of previously deferred fees and receiving $28,000 in transfer fees) for the nine-month period ended September 30, 2024, and $130,596 for the nine-month period ended September 30, 2023.  Royalties and fees included equipment commissions of $104,456 for the nine-month period ended September 30, 2024, and $62,951 for the nine-month period ended September 30, 2023.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $4.30 million for the nine-month period ended September 30, 2024, and $3.67 million for the nine-month period ended September 30, 2023. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

The deferred contract income was $1,563,718 and deferred costs were $1,403,899 as of September 30, 2024.  The deferred contract income was $1,577,299 and deferred cost were $1,403,299 as of December 31, 2023.  The deferred contract income and deferred costs were both $934,036 as of December 31, 2022.

At December 31, 2023 and September 30, 2024, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of September 30, 2024, will be collected.

During the three-month and nine-month periods ended September 30, 2024 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed. There have been 51 new non-traditional locations opened thus far this year. The Company plans to open an additional 20 to 25 franchise locations prior to December 31, 2024.

Note 5 – As the Company reported previously, it is pursuing plans for new financing to repay the loan from Corbel Capital Partners SBIC, L.P. (the “Purchaser” or “Corbel”) and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.  Based on terms indicated in ongoing discussions between the Company and potential lenders, the Company currently expects the refinancing will result in some reduction in its effective interest rate and without any equity-dilutive provisions such as were present in its current financing arrangement with Corbel.

Note 6 - The following table sets forth the calculation of basic and diluted earnings per share for the nine-month period ended September 30, 2024.  The comparability of results for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is limited because net income of $1,348,361 for the nine months ended September 30, 2023 included $1.46 million of expenses reimbursed by the ERTC refund which related to periods before the nine months ended September 30, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have reported a net loss of approximately $110,000.  The ERTC refund reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of Coronavirus (“COVID”).

The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$193,314	22,215,512	$0.01

Effect of dilutive securities
Stock option and warrant dilution		684,211
Convertible notes	14,375	1,250,000

Diluted earnings per share
Net income	$207,689	24,149,723	$0.01

	Three Months Ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$154,516	22,215,512	$0.01

Effect of dilutive securities
Stock option and warrant dilution	-	115,778
Convertible notes	14,375	1,250,000

Diluted earnings per share
Net income	$168,891	23,581,290	$0.01

The following table sets forth the calculation of basic and diluted earnings per share for the nine-month periods ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30, 2024
	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$163,695	22,215,512	$0.01

Effect of dilutive securities
Stock option and warrant dilution		902,941
Convertible notes	43,125	1,250,000

Diluted earnings per share
Net income	$206,820	24,368,453	$0.01

	Nine Months Ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,348,361	22,215,512	$0.06

Effect of dilutive securities
Stock option and warrant dilution	-	115,788
Convertible notes	44,375	1,250,000

Diluted earnings per share
Net income	$1,392,736	23,581,300	$0.06

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

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 7.75% for an aggregate rate of 13.11% at September 30, 2024 and 13.16% at September 30, 2023.  In addition, the Senior Note requires payment-in-kind interest (“PIK Interest”) of 3% per annum, which is being added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month.  Beginning in March 2023, the Senior Note requires principal payments of $83,333 per month continuing until maturity in February 2025, all payments were current as of September 30, 2024 and the Company was in compliance with the covenants in the Agreement.

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

At September 30, 2024, the balance of the Senior Note was comprised of:

Principal	$6,958,692
Unamortized Warrant Discount and Loan Closing Cost	(202,425)
Carrying Value	$6,756,267

Note 8 – Warrant liability of $540,650 using the Black-Scholes method of calculation was included in the balance sheet as of December 31, 2023 and $538,822 as of September 30, 2024. The following assumptions were used to arrive at the fair value of the warrant liability as of September 30, 2024:

Expected volatility	143%
Expected term (in years)	2.35
Risk-free interest rate	3.66%

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

Note 10 - For the three months ended September 30, 2024, the Company recorded no current and deferred tax expense for an effective tax rate of 0% compared to no current and deferred tax expense for the three months ended September 30, 2023 for an effective tax rate of 0%.

For the nine months ended September 30, 2024, the Company recorded no current and deferred tax expense for an effective tax rate of 0% compared to $274,190 of current and deferred tax expense for the nine months ended September 30, 2023 for an effective tax rate of 16.8%.

The effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance.

Note 11 - The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options. The following assumptions were used for the issuance of 984,334 stock option grants during the quarter ended September 30, 2024:

Expected volatility	143%
Expected dividend yield	N/A
Expected term (in years)	7
Risk-free interest rate	3.66%

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

Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises.  In addition locations in the entertainment segment were forced and, in most states, required them to be closed for two years.  Most of those locations did not have the financial ability left after that closure to reopen. The uncertainty and disruption in the U.S. economy caused by the pandemic are likely to continue to adversely impact the volume and resources of some potential franchisees for both the Company’s Craft Pizza & Pub and non-traditional venues.

As described in Note 1 above, the Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund was recorded in the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the results for first quarter and nine months of 2024 with the corresponding periods of 2023.

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

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated Craft Pizza & Pub locations in 2017, 2018, 2020 and 2021.  The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In addition to the nine Company-operated Craft Pizza & Pub locations, during 2019 and 2020 the Company had three franchised locations opened.  Today, in total, there are 12 Craft Pizza & Pub locations in operation.

Noble Roman’s Pizza for Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other host business or activity with existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities.  Today the Company is focusing primarily on convenience stores and travel plazas for rapid expansion of its non-traditional franchises.  These locations offer the two pizza styles the Company started with in 1972, along with its great tasting, high quality ingredients and menu extensions.

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

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is proceeding.  The Company has sold and still has a significant pipeline of prospects to expand the number of franchise locations.  In October 2023 the Company entered into a Development Agreement with Majors Management, LLC (“Majors”) for 100 franchise locations to be developed over the succeeding three years.  Currently Majors has opened approximately 43 of the 100 franchised locations.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately 2.5 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Delicious Cheese Sauce, most of which have been offered in its locations since 1972.  In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2023		2024		2023		2024
Revenue	$2,175,219	100%	$2,195,167	100%	$6,639,213	100%	$6,413,242	100%
Cost of sales	430,826	19.8	469,197	21.4	1,359,126	20.5	1,350,131	21.1
Salaries and wages	643,081	29.6	632,823	28.8	1,913,450	28.8	1,855,157	28.9
Facility cost including rent, common area and utilities	399,684	18.4	410,624	18.7	1,210,276	18.2	1,191,496	18.6
Packaging	71,586	3.3	70,765	3.2	220,694	3.4	199,838	3.1
Third-party delivery fees	26,227	1.2	45,156	2.1	86,444	1.3	146,640	2.3
All other operating expenses	403,230	18.5	393,263	17.9	1,124,658	16.9	1,088,282	16.9
Total expenses	1,974,635	90.8	2,021,828	92.1	5,914,648	89.1	5,831,544	90.9
Margin contribution	$200,584	9.2%	$173,339	7.9%	$724,565	10.9%	$581,698	9.1%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percentage relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2023		2024		2023		2024
Royalties and fees franchising	$1,310,284	100%	$1,437,697	100%	$3,671,160	100%	$4,298,735	100%
Salaries and wages	193,781	14.8	222,910	15.5	648,342	17.7	685,321	15.9
Franchise promotion expense	44,936	3.4	60,105	4.2	229,056	6.2	180,682	4.2
Travel and auto	37,908	2.9	40,038	2.8	96,057	2.6	122,404	2.8
All other operating expenses (benefit)	119,152	9.1	176,728	12.3	(1,009,710)	(27.5)	461,736	10.8
Total expenses	395,777	30.2	499,781	34.8	(36,255)	(1.0)	1,450,143	33.7
Margin contribution	$914,507	69.8%	$937,916	65.2%	$3,707,415	101%	$2,848,592	66.3%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2023		2024		2023		2024
Revenue	$247,252	100%	$218,193	100%	$707,217	100%	$693,045	100%
Total expenses	240,245	97.2	269,674	123.6	566,225	80.1	730,723	105.4
Margin contribution (loss)	$7,007	2.8%	$(51,481)	(23.6)%	$140,992	19.9%	$(37,676)	(5.4)%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.175 million to $2.195 million for the three-months ended September 30, 2024 compared to the corresponding period in 2023, and decreased from $6.64 million to $6.41 million for the nine-month period ended September 30, 2024 compared to the corresponding period in 2023.  The increase in revenue for the three-month period was a result of a recent turnaround in same store sales over a year ago and the decrease in revenue for the nine-month period was the result of declines in same store sales earlier in the year due to the weakness in consumer spending resulting from an increase in credit card debt, an increase in gas prices and overall inflation resulting in less disposable income resulting in consumers spending less on each trip out.  Since the end of the third quarter, sales have continued to trend over same weeks in 2023 at a faster pace.

Cost of sales, as a percentage of revenue, increased from 19.8% to 21.4% for the three-month period and from 20.5% to 21.1% for the nine-month period ended September 30, 2024 compared to the corresponding periods in 2023.  The Company has incurred significant increases in product cost, especially with cheese prices, but was able to offset some of that extra cost after manufacturer negotiations, with internal adjustments to operating systems and with efficiency gained in operations as staffing levels stabilized and employee experience levels increased.

Salaries and wages, as a percentage of revenue, decreased from 29.6% to 28.8% for the three-month period ended September 30, 2024 compared to the corresponding period in 2023, and increased from 28.8% to 28.9% for the nine-month period ended September 30, 2024 compared to the corresponding period in 2023.  The cost of salaries and wages has increased significantly due to the competitive environment for available labor caused by the general shortage of available labor, which was partially offset by a menu price increase in early 2022.  The Company, in October 2024, took a small menu price increase which was the first increase since early 2022.  The Company has largely offset the salary and wage increases with more efficient planning and supervision of labor usage.

Gross margin contribution as a percentage of revenue was 7.9% and 9.1% for the three-month and nine-month periods ended September 30, 2024 compared to 9.2% and 10.9% for the corresponding periods in 2023.  The decrease in margin was primarily due to the increase in cost of sales, increase in cost of third-party deliveries and small increase in facility cost mostly as a result of increased utility costs.

Franchising

Total revenue was $1.44 million and $4.30 million for the three-month and nine-month periods ended September 30, 2024, compared to $1.31 million and $3.67 million for the comparable periods in 2023, respectively.  Franchising revenue reflected strong increase in both the three-month and nine-month periods over the corresponding periods in 2023 because of the increase in number of franchise locations opened in these periods.  During the fourth quarter of 2022, the Company recognized that with the pandemic winding down non-traditional locations, particularly in the convenience stores and travel plazas, were strongly considering better food options to grow their business and increase their margins.  By shifting emphasis to growth in the non-traditional segment the Company was able to take advantage of that new opportunity without incurring additional overhead.  The interest in new growth opportunities in this venue is continuing, and with new franchise agreements and the backlog of prospects, this trend is expected to continue.  In addition, on October 27, 2023, the Company entered into a Development Agreement with Majors Management, LLC (“Majors”) for the development of 100 new non-traditional franchise locations.  The Development Agreement requires the developer to have 31 locations open by June 30, 2024, 50 locations open by December 31, 2024, with the remainder of the 100 locations to be open by September 30, 2026.  Due to Majors’ employee issues, which have delayed opening new locations, they are expected to be slightly short of the 50 locations opened by December 31, 2024 and the Company has granted them a waiver on that requirement without changing the requirements for future periods.

Salaries and wages, franchise promotion expense, insurance and other operating costs as a percentage of revenue were 19.3% and 17.8% for the three-month and nine-month periods ended September 30, 2024 compared to 15.4% and (18.7)%, respectively, for the corresponding periods in 2023.  The Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund was recorded in the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the results for the nine months of 2024 with the corresponding period in 2023.

Margin contribution was 65.2% and 66.3%, as a percentage of revenue, for the three-month and nine-month periods ended September 30, 2024, compared to 69.8% and 101% for the comparable periods in 2023, respectively.  The increase in margin contribution during the three-month period ended September 30, 2024, was a result of the growth in revenue, as described above, plus a corresponding reduction of operating expenses.  The Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses.  Although the refund was recorded in the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the results for the nine months of 2024 with the corresponding period in 2023.  Even though the periods are not comparable, as described above, current year performance does show that extra revenue generated by the opening of new locations highly contributes to future net income based on this demonstrative margin.

Company-Owned Non-Traditional Locations

Gross revenue was $218,000 and $693,000 during the three-month and nine-month periods ended September 30, 2024, compared to $247,000 and $707,000 for the comparable periods in 2023, respectively.  During the three-month period ended September 30, 2024, as a result of a major expansion in the hospital bed capacity, the cafeteria area which contains in part the Noble Roman’s Pizza and Tuscano’s Subs facilities, were closed and moved to a temporary location with very limited hours resulting in a decrease in sales during that period.  That cafeteria remodeling has now been completed in October and both the Noble Roman’s and Tuscano’s have returned to their prior positions and regular hours and sales have thus far increased to more than they were prior to the temporary shutdown.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Total expenses were $270,000 and $731,000 for the three-month and nine-month periods ended September 30, 2024, compared to $240,000 and $566,000 for the comparable periods in 2023, respectively.  The Company applied for and has received payments in respect of the ERTC provided by the Coronavirus Aid, Relief and Economic Security Act enacted to address the economic effects of the pandemic and related shut-down orders imposed on businesses. Although the refund was recorded in the first quarter of 2023, it reflected expenses and lost revenue incurred by the Company over several prior quarters which distorts the comparability of the results for the nine months of 2024 with the corresponding period in 2023.  To compound the non-comparability was the closure of the locations in their normal position and move to a temporary location with limited hours.

Corporate Level Results of Operations

Depreciation and amortization were $96,000 and $289,000 for the three-month and nine-month periods ended September 30, 2024, compared to $96,000 and $287,000 for the comparable periods in 2023, respectively.  Depreciation remains relatively constant as the Company has not added any new Craft Pizza & Pub locations in the last two years.

General and administrative expenses were $566,000 and $1.71 million for the three-month and nine-month periods ended September 30, 2024, compared to $519,000 and $1.56 million for the comparable periods in 2023, respectively.  The Company maintained tight control of its operating expenses while growing its franchising revenue.

Operating income was $417,000 and $1.41 million for the three-month and nine-month periods ended September 30, 2024 compared to $514,000 and $2.74 million for the comparable periods in 2023, respectively.  The comparability of results for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is limited because operating income of $2.74 million for the nine months ended September 30, 2023 included $1.46 million of reimbursement of expenses by the ERTC refund which related to periods before the nine months ended September 30, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have reported an operating income of approximately $1.28 million.  The ERTC refund reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of COVID.

Interest expense was $416,000 and $1.24 million for the three-month and nine-month periods ended September 30, 2024 compared to $359,000 and $1.12 million for the comparable periods in 2023, respectively.  The interest expense was reduced by the monthly principal payments required by the loan agreement in addition to voluntary payments to amortize principal totaling approximately $579,000, offset by an increase in principal by adding the PIK note interest to the principal amount each month and the increase in the variable rate of the Corbel loan which is tied to SOFR plus 7.75% for cash payments plus other accruals.

The fair market value of the Company’s outstanding warrants decreased from $731,037 to $538,822 as computed by an outside expert using the Black-Scholes method of calculation for the three-month period ended September 30, 2024.

As a result of the above factors, net income was $193 thousand and $164 thousand for the three-month and nine-month periods ended September 30, 2024, compared to $154.5 thousand and $1.35 million for the comparable periods in 2023, respectively.  The comparability of results for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is limited because net income of $1.35 million for the nine months ended September 30, 2023 included $1.46 million of reimbursement of expenses claimed on amended IRS 941 returns in accordance with ERTC provisions net of expenses to prepare the amended 941 returns which related to periods before the nine months ended September 30, 2023.  Without that refund being recorded in the first quarter of 2023, the Company would have reported a net loss of approximately $110,000.  The ERTC refund reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of COVID.

Liquidity and Capital Resources

The Company’s current ratio was .3-to-1 as of September 30, 2024 compared to 1.1-to-1 as of December 31, 2023.  As the Company reported previously, it is pursuing plans for new financing to repay the Corbel loan and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned on favorable terms. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.  Based on terms indicated in ongoing discussions between the Company and potential lenders, the Company currently expects the financing will result in a reduction in its effective interest rate and without any equity-dilutive provisions such as were present in its current financing arrangement with Corbel.

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

As a result of the financial arrangements described above and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan.  The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising/licensing venues, operating Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow. Based upon ongoing discussions with potential lenders, the Company expects to obtain new financing to pay its outstanding debt payable to Corbel and the outstanding subordinated notes before maturity in February 2025.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to the effects of the COVID pandemic and its aftermath, competitive factors and pricing and cost pressures, non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, the Company’s ability to service its loans and to obtaining financing to pay the Senior Note and the remaining subordinates notes before their maturity in 2025, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises,  the acceptance of the amended federal Form 941 return relating to the ERTC, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the 2023 Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, the Company business could be adversely impacted.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt and the rate that will be required for the new financing. As of September 30, 2024, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of approximately $6.9 million.  The Company’s current borrowings are at a variable rate tied to SOFR plus 7.75% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $72,000 over the succeeding 12-month period.

ITEM 4.  Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2024, the Company’s disclosure controls and procedures were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

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

Remediation Effort That Addressed the Material Weakness

Management, including our Chief Financial Officer, moved all of the accounts payable and accrued expense accounts into one general ledger account and adopted procedures, including management reviews, to complete the reconciliation of accounts payable and accrued expenses and confirm amounts are balanced to the general ledger on a quarterly basis, beginning with the first quarter of 2024.

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

23

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

NOBLE ROMAN’S, INC.

Date: November 13, 2024	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

25