Form 10-K
period 2024-12-31
NOBLE ROMANS INC
filed 2025-06-09
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $7.27 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of May 30, 2025.

Documents Incorporated by Reference: None

NOBLE ROMAN’S, INC.

FORM 10-K

Year Ended December 31, 2024

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

The Company’s first Craft Pizza & Pub location opened in 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened eight more Company-operated locations between 2017 and 2021. The Company may open additional locations in the future but it has no plans to open any more Company-operated locations at this time. The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s franchising operations, beginning when the pandemic emerged during the first quarter of 2020.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date baking technology and equipment to maximize speed, enhance quality and continue the taste customers love and expect from a Noble Roman’s.

The Noble Roman’s Craft Pizza & Pub provides for a selection of approximately 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with 16 different beers on tap including both national and local craft selections. Wines include 16 affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

The Company designed the system to enable fast cook times, with oven speeds set at approximately 3 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu and these locations also offer a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Delicious Cheese Sauce, most of which has been offered in its locations since 1972. In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The Company refocused its development plans toward selling more non-traditional franchises to convenience store operators as a result of the Covid pandemic coming to an end and the owners of such locations becoming more willing to look at expansion options and to invest in their growth and profitability.  The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is proceeding, and the Company has a significant backlog of prospects to expand the franchise locations.

For example, in October 2023, the Company entered into a development agreement with Majors Management LLC (“Majors Management”), a convenience store owner with a significant number of convenience stores predominantly located in the southern part of the United States, for 100 franchise locations to be developed prior to September 30, 2026.  Majors Management owns many more locations than the initial locations covered by this development agreement and has indicated that it may expand the Company’s development of new locations with many other locations.  The Company is also expanding with various mid-size chains of convenience stores.

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

•	Fresh packed, uncondensed and never cooked sauce made with secret spices and vine-ripened tomatoes in all venues.
•	100% real cheese blended from mozzarella, Muenster, and oregano, with no additives or extenders.

•	100% real meat toppings, with no soy additives or extenders, a distinction compared to many pizza concepts.
•	Vegetables (like onions and green peppers) and mushrooms for pizzas are sliced and delivered fresh, never canned.
•	An extended product line that includes breadsticks and cheesy stix with dip, pasta, baked sandwiches, salads, wings and a line of breakfast products.
•	The fully-prepared crust also forms the basis for the Company’s Take-N-Bake pizza for use as an add-on component for its non-traditional franchise base.

Business Strategy

The Company refocused its development plans toward selling more non-traditional franchises after identify growth opportunities created by the Covid pandemic coming to an end and the owners of potential non-traditional locations becoming more willing to look at expansion options and to invest in their growth. In doing so the Company is maintaining its focus on expansion of revenue while carefully managing corporate-level overhead expenses.

The initial fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000	(1)

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000 each.

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

The Company utilizes distributors it has strategically identified in areas across the United States where Company-owned and franchise operations are located. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees in their distribution areas for weekly deliveries.

Competition

The restaurant industry and the retail food industry in general are very competitive with respect to convenience, price, product quality and service. In addition, the Company competes for franchise and license sales on the basis of product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Actions by one or more of the Company’s competitors could have an adverse effect on the Company’s ability to sell additional franchises, maintain and renew existing franchises, or sell its products. Many of the Company’s competitors are very large, internationally established companies.

Within the environment in which the Company competes, management has identified what it believes to be certain competitive advantages for the Company. Many of the Company’s competitors in the non-traditional venue were established with little or no organizational history operating traditional foodservice locations. This lack of operating experience may limit their ability to attract and maintain non-traditional franchisees who, by the nature of the venue, often have little exposure to foodservice operations themselves. The Company’s background in traditional restaurant operations has provided it experience in structuring, planning, marketing, and controlling costs of franchise unit operations which may be of material benefit to franchisees.

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned, some are franchised locations of large chains and others are independently owned. Some of the competitors are larger and have greater financial resources than the Company.

Seasonality of Sales

Inclement or unusually cold winter weather conditions tend to adversely affect sales, especially those of the Craft Pizza & Pubs which are primarily designed for in-store dining and carry-out, which in turn affects Company revenue. Spring weather may also adversely affect sales in Craft Pizza & Pub locations as people first start to spend time outside. Sales of non-traditional franchises may be affected by weather and holiday periods. Non-traditional venue sales may be slower around major holidays such as Thanksgiving and Christmas, and during the first quarter of the year. Product sales by the non-traditional franchises are generally slower during the first quarter of the year.

Human Capital

As of March 1, 2025, the Company employed approximately 38 persons full-time and 128 persons on a part-time, hourly basis, of which 12 of the full-time employees are employed in sales and service of the franchise units and 26 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Government Regulation

The Company and its franchisees are subject to various federal, state and local laws affecting the operation of the respective businesses. Each location, including the Company’s Craft Pizza & Pub locations, are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as third parties that produce and distribute products the Company and its franchisees sell are also licensed and subject to regulation by state and local health and fire codes, and the U. S. Department of Transportation. The Company, its franchisees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters. The Company is subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees, or their interpretation, could have a material adverse effect on the Company’s business.

The Company is subject to regulation by the Federal Trade Commission (“FTC”) and various state agencies pursuant to federal and state laws regulating the offer and sale of franchises. Several states also regulate aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a disclosure document containing specified information. Several states also regulate the sale of franchises and require registration of a franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship, and the Company is subject to applicable laws in each jurisdiction where it seeks to market additional franchised units.

Impact of COVID-19 Pandemic and the Government Response

In the first quarter of 2020, a novel strain of coronavirus (COVID-19) emerged and spread throughout the United States. The World Health Organization recognized COVID-19 as a pandemic in March 2020. In response to the pandemic, the U.S. federal government and various state and local governments did, among other things, impose travel and business restrictions, including stay-at-home orders and other guidelines that required restaurants and bars to close or restrict inside dining. The pandemic resulted in significant economic volatility, uncertainty and disruption, reduced commercial activity and weakened economic conditions in the regions in which the Company and its franchisees operate.

Host facilities for the Company’s non-traditional franchises were affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises. The largest impact on the Company’s non-traditional franchising segment was that essentially all facilities located inside entertainment centers, including bowling centers, were ordered to close as they were deemed to be high risk of spread of the disease. Though varied by state, generally speaking those locations were required to be closed for up to two years by government order. Often being small businesses and not highly capitalized, most could not withstand that period of being closed and were not able to reopen. However, with the current strategy of focusing the Company’s efforts on well capitalized non-traditional locations, especially in convenience stores, it has successfully replaced those locations with other non-traditional franchise locations and continues to add more.

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

During the first quarter of 2023 the Company determined that it was entitled to an ERC of $1.718 million and submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant and reduced appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc. To date, the Company has received all five quarterly refunds for RH Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications with the Internal Revenue Service (“IRS”), that was initiated by the Company, the IRS indicated the final refund claim had been received and was still in process but that all ERC refund payments had been delayed due to administrative backlog in processing refunds generally.

Available Information

The Company makes available, free of charge through its Investor Relations website (http://www.nrom.info), access to the latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the Securities and Exchange Commission. The information on the Company’s investor website is not incorporated into this Annual Report on Form 10-K.

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

Risks Related to Economic Conditions and Events

Competition from larger companies.

The Company competes with large national companies and numerous regional and local companies for sales and with respect to its Company-owned locations. Many of its competitors have greater financial and other resources than the Company. The restaurant industry in general is intensely competitive with respect to convenience, price, product quality and service. With respect to its non-traditional franchising, the Company believes it has advantages in competing for franchise sales on the basis of several factors, including product engineering and quality, investment cost, cost of sales, distribution, simplicity of operation and labor requirements. Activities of the Company’s competitors though could have an adverse effect on the Company’s ability to sell additional franchises or licenses or maintain and renew existing franchises or the operating results of the Company’s system.

Dependence on growth strategy.

The Company’s growth strategy includes continuing to sell new franchises and continuing to open the backlog of sold but unopened non-traditional locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the continued viability of the Craft Pizza & Pub locations; (3) the ability of the franchisees of either venue to operate their locations effectively; (4) the franchisee's ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises of non-traditional locations and/or Craft Pizza & Pub locations.

Risks Related to the Company’s Indebtedness

Ability to service outstanding indebtedness and the dilutive effect of the Company’s outstanding warrants.

As of May 30, 2025, the Company had approximately $7.1 million in principal amount debt obligations. Of that debt, $6.5 million is in the form of a senior secured promissory note (as amended, the “Senior Note”) and $575,000 is in the form of convertible, subordinated, unsecured promissory notes (the “Notes”), each as described below.

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

The Senior Note, as amended, bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest. Interest is payable in arrears on the last calendar day of each month. The Senior Note, as amended, matures on June 30, 2026. Beginning February 28, 2023, the Senior Note required fixed principal payments in the amount of $33,333 per month during February 2023 and $83,333 per month thereafter until maturity but was amended to $91,667 per month effective May 31, 2025.

In conjunction with the Senior Note, the Company issued to the Purchaser a warrant (as amended, the “Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Corbel Warrant, as amended in September 2023 and further amended on April 14, 2025, entitles the Purchaser to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”). Tranche 3 for 150,000 shares of common stock is the only Tranche permitted to be exercised with a cashless exercise. The Purchaser has the right, within six months after the issuance of any shares under the Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Corbel Warrant expires on the tenth anniversary of the date of its issuance.

In conjunction with the Fourth Amendment to the Senior Note the Company issued to the Purchaser an additional Warrant to purchase up to 750,000 shares of the Company’s Common Stock at an exercise price of $.10 per share with a maturity date of five years from date of issuance.

Additionally, the Company previously issued certain units (the “Units”) consisting of a Note in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at a price of $1.00 per share. Following the refinancing described above, $575,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants are re-priced to $0.10 per share. Notes with an outstanding principal balance of $200,000 matured and accompanying Warrants expired January 31, 2023, however a $50,000 of those matured note was repaid to Margaret Huffman with the approval of Corbel and the principal amount of $150,000 cannot be repaid until Corbel’s loan is paid because the Notes are subordinate to such loan. The maturity of the Notes with an outstanding principal balance of $425,000, and accompanying Warrants, have been extended to May 31, 2025 or the repayment of the Senior Secured Loan, whichever comes first.

Risks Related to the Company’s Operations

Dependence on success of franchisees and licensees.

While a portion of its revenues are being generated by Company-owned operations, a growing portion of the Company’s revenues comes from royalties and other fees generated by its franchisees which are independent operators. Their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. The Company provides training and support to franchisees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. For example, franchisees may not operate locations in a manner consistent with the Company’s standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer and its revenues could decline. While the Company attempts to ensure that its franchisees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Overall inflation, general economic conditions, initiatives to increase the Federal minimum wage and a shortage of available labor could have an adverse financial effect on the franchisees or the Company by increasing labor and other costs.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s franchisees as well as the Company-owned operations. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company. The COVID-19 pandemic had a materially adverse impact on many of the Company’s then current distributors as well as other potential distributors, especially those located in or servicing states that had or have significant and/or prolonged restrictions. Potential disruptions in distribution could result in distribution service under less favorable terms to the Company and its franchisees. This risk is largely mitigated by the number of distributors in the market from which to choose.

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

Dependence on frequent deliveries of product from unrelated third-party manufacturers through unrelated third-party distributors also subjects the Company to the risk that shortages or interruptions in supply caused by contractual interruptions, market conditions, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. The COVID-19 pandemic created supply chain shortages that adversely impacted the Company’s operations. In addition, factors such as inflation, which has intensified significantly since the beginning of 2021, market conditions for cheese, wheat, meats, paper, labor and other items may also adversely affect the franchisees and, as a result, can adversely affect the Company’s ability to add new franchised locations.

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

In 2023, BTB Brands, Inc. (“BT Brands”) and its CEO and principal shareholder, Gary Copperud (“Copperud”), launched a proxy contest to elect Copperud to the Company’s board of directors at its annual meeting that year. BT Brands, Copperud and Kenneth Brimmer, BT Brands CFO, last reported beneficial ownership as a group of 2.0 million Company shares.

BT Brands, (NASDAQ; BTBD), purports to operate 18 restaurants of various formats. For the fiscal year ended December 29, 2024, BT Brands reported a net loss of $2.3 million (or $.37 per share) on sales of $14.8 million following a year-ended December 31, 2023 net loss of $900,000 after tax benefit of $145,000. BTBD stock price has declined by over 52% over the past 52 weeks and its market capitalization currently is approximately $6.7 million.

Upon review, the Company determined that BT Brands had not complied with the express requirements for a shareholder nomination and had misrepresented its record ownership of the Company’s shares in their submission to the Company for the nomination required under the Company’s By-laws. Accordingly, Copperud was disqualified as a nominee. The Company’s Board determined that Mr. Copperud was not a suitable Board candidate given his background of unsuccessful business ventures and misconduct in pursuing the election contest. BT Brands and Mr. Copperud filed a lawsuit in Federal court and also filed for a temporary restraining order and preliminary injunction seeking to require the Company to permit Copperud to stand for election despite admitting that he had not met the requirements to do so. The court denied their request for a temporary restraining order and preliminary injunction in part because the court determined they did not have a meaningful likelihood of success on the merits of their underlying claims. The Company has to date incurred more than $200,000 of direct expenses in successfully defending against BT Brands and Copperud. The Company may incur additional expenses if BT Brands or Copperud again takes action the Board determines is not in the best interest of all shareholders.

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

This list is not exhaustive and is only meant to provide examples of the types of information the Company collects, stores and processes directly. Additionally, the Company uses third parties to assist in some services, such as health insurance, third-party home delivery services and third-party web ordering services. These third parties are also subject to cybersecurity risks, and the Company can have no assurance that their cybersecurity measures would prevent security threats from being successful.

The Company recognizes the importance of protecting both its information and operations from threats that could disrupt its business or compromise the Company’s customer, franchisee and employee data. the Company’s cybersecurity is implemented and maintained using security procedures, hardware, software and services that are reviewed and updated as needed on a periodic basis. The Company retains the professional services of a long-established and local information technology (“IT”) company on retainer to assist it with IT issues of various kinds, including the maintenance or upgrade of corporate-level IT hardware, security, data back-up and recovery, etc.

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

The Company’s management, with the input of the Company employees as well as external experts, who may be consulted from time to time, will report on the Company’s cybersecurity efforts to the entire Board of Directors on a periodic basis.

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

Holders of Record

As of March 7, 2025, there were approximately 200 holders of record of the Company’s Common Stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its Common Stock. The Company’s current loan agreement, as described in Note 6 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on Common Stock.

Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	4,071,334	$.53	(1)
Total	4,071,334	$.53	(1)

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

During the 12-month period ended December 31, 2024 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  During the same 12-month period there were 68 new non-traditional outlets opened and 10 non-traditional outlets closed.

The Company, at December 31, 2023 and December 31, 2024, reported deferred tax assets on its balance sheet totaling $3.5 million.  Based on the Company’s review of its available tax credits the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

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

Condensed Consolidated Statement of Operations Data

Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2023	2024
Revenue:
Restaurant revenue – company-owned restaurants	$8,744,158	$8,577,148
Restaurant revenue –company-owned non-traditional	934,662	953,574
Franchising revenue	4,665,187	5,540,968
Administrative fees and other	29,567	77,910
Total revenue	14,373,574	15,149,600

Operating expenses:
Restaurant expenses – company-owned restaurants	7,813,176	7,793,798
Restaurant expenses – company-owned non-traditional	792,532	1,000,646
Franchising expenses	231,695	1,703,136
Total operating expenses	8,837,403	10,497,580

Depreciation and amortization	379,516	499,648
General and administrative expenses	1,548,878	2,642,150
Defense against activist shareholder	168,092	35,184
Total expenses	10,933,889	13,674,562
Operating income	3,439,685	1,475,038

Interest expense	1,744,488	1,637,398
Change in fair value of warrants	234,913	(1,828)
Income (loss) before income taxes	1,460,284	(160,532)
Income tax (benefit)	-	(157,358)
Net income (loss) (1)	$1,460,284	$(3,174)

(1)	The net income from 2023 includes a refund of certain expenses under the ERC program in the amount of $1.460 million. See further explanation in Note 1 to the consolidated financial statements.

The following table sets forth the revenue, expense and margin contribution of the Company's Craft Pizza & Pub locations and the percent relationship to its revenue:

Description	Year Ended December 31,
	2023		2024
Revenue	$8,744,158	100%	$8,577,148	100%
Cost of sales	1,795,473	20.5	1,814,627	21.2
Salaries and wages	2,542,083	29.1	2,480,093	28.9
Facility cost including rent, common area and utilities	1,585,492	18.1	1,597,271	18.6
Packaging	289,139	3.3	268,866	3.1
All other operating expenses	1,600,989	18.3	1,632,941	19.0
Total expenses	7,813,176	89.3	7,793,798	90.8
Margin contribution	$930,982	10.7%	$783,350	9.2%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percent relationship to its revenue:

Description	Year Ended December 31,
	2023		2024
Royalties and fees franchising	$4,665,187	100%	$5,540,968	100%
Salaries and wages	886,680	19.0	921,789	16.6
Franchisee promotion expense	111,629	2.4	187,039	3.4
Travel and auto	148,846	3.2	161,428	2.9
All other operating expenses (benefit) (1)	(915,460)	(19.6)	432,880	7.8
Total expenses	231,695	5.0	1,703,136	30.7
Margin contribution	$4,433,492	95.0%	$3,837,832	69.3%

(1) All other expenses in franchising for 2023 are shown as a large negative resulting from the ERC refund for various expenses were not separated between other categories except some of the refund were allocated to general and administrative expenses.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

Description	Year Ended December 31,
	2023		2024
Revenue	$934,662	100%	$953,574	100%
Total expenses (1)	792,532	84.8	1,000,646	104.9
Margin contribution (2)	$142,130	15.2%	$(47,072)	(4.9)%

(1)	Total expenses in 2023 were reduced by the ERC credit of $84,935.
(2)

Total revenue in 2024 was reduced by having to move the retail operation in the hospital to a temporary location offering limited menu and operating limited hours for approximately 60 days while the regular location was being remodeled.

Results of Operations

Company-Owned Craft Pizza & Pub

The Company-owned Craft Pizza & Pub locations generate revenue from retail sales to  customers primarily from inside dining and carry-out, in addition to a lesser percentage from third-party delivery fulfillment.  The revenue is recognized when the product is provided to the customer or to the third-party delivery companies.

The revenue from this venue decreased from $8.7 million in 2023 to $8.6 million in 2024.  The primary reason for the decrease was same store sales reduction as a result of the general economy, high gas prices, high consumer credit card balances and a decrease in disposable income on the part of local consumers.  This decrease was primarily during the first half of the year.

The cost of sales as a percentage of revenue increased from 20.5% in 2023 to 21.2% in 2024.  The increase was the result of more aggressive promotional efforts to offset the economic environment, and because of inflationary pressures on many ingredients (especially higher than normal cheese prices, the main ingredient cost in a pizza) partially offset by stricter controls and efficiency built into the production areas.

Salaries and wages as a percentage of revenue decreased from 29.1% in 2023 to 28.9% in 2024.  The decrease was the result of scheduling efficiencies and relatively stable restaurant management, despite the significant increase over time in local wage and salary rates.

Facility costs, including rent, common area maintenance and utilities, as a percentage of revenue increased from 18.1% to 18.6% of revenue in 2023 compared to 2024.  The primary reasons for the increase was a slight decline in sales volumes and increases in other operating rent costs as well as utility costs due to energy price increases.

All other operating costs including packaging increased as a percentage of revenue from 21.6% in 2023 to 22.1% in 2024.  The increase was the result of general inflationary pressure on substantially all costs of operations.

Gross margin contribution decreased from 10.6% in 2023 to 9.1% in 2024.  The decrease in margin largely occurred in the first quarter.  Economic pressures on consumer spending, particularly high gas prices, general inflation, and high credit card balances, at that time negatively impacted customer counts, which was partially offset by the slight increase in operating efficiency and labor cost.

Same store sales for the Company-owned Craft Pizza & Pub restaurants were up 2.9% in the 4th quarter of 2024 versus the 4th quarter of 2023.

Franchising Revenue and Expense

Franchise revenue consists of initial franchise fee, royalties generated by the 7% of sales by franchisees, which are mostly collected by ACH on the franchisee’s accounts on a weekly basis from sales reports received from the franchisees, commissions on equipment sales, where the company assists the franchisees in arranging the purchase of equipment, and manufacturing allowances based on the volume of product used.  Total revenue from this venue increased from $4.7 million in 2023 to $5.6 million in 2024.  The increase in revenue from this venue resulted from the opening of approximately 68 more non-traditional locations as a result of changing market conditions and management of convenience stores and travel plazas having the confidence to invest in order to increase their margins and profitability.  In late 2023 the Company also entered into a 100-unit development agreement, to be developed over the next three years, with an existing chain with a significant presence in the southern third of the United States.  In addition, the Company is attracting franchise locations with other mid-size chains of convenience stores and travel plazas.

It is difficult to compare the results of operations of this venue between 2023 and 2024 because in 2023 the Company recorded a net adjustment from the ERC refund by reducing various operating expenses of this venue by $1,460,444 as well as reducing general and administrative expenses by $205,156. Even though it is not comparable to 2023, as stated above, the Company increased revenue from $4.7 million to $5.6 million and maintained expenses of this venue to 30.6% of revenue generated for a margin of 69.4% of revenue. The infrastructure and overhead required to accommodate new growth in this venue should be minimal in relation to the revenue generated from such growth, so the margin is expected to increase.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $935,000 in 2023 to $954,000 in 2024. This venue consists of one location in a hospital. The operation was removed from its normal location to a temporary location with very limited menu and limited hours during the remodel phase of that section of the hospital for a lengthy time during 2024. At the same time the remodel was going on, the hospital was adding a new wing which expands its occupancy capabilities significantly. After that work was completed and the location was moved back to its previous location and the new wing of the hospital was opened, the run rate of sales has increased by approximately 33%. The Company does not intend to operate any more Company-owned non-traditional locations in addition to the one location that is currently being operated.

Corporate Expenses

Depreciation and amortization was approximately $380,000 in 2023 and $499,648 in 2024. The Company has not opened any new Craft Pizza & Pub locations since 2021, therefore the depreciation has remained generally consistent year over year from current operations, however it was detected that $113,365 of equipment was transferred to various company-owned CPP locations which did not get appropriately transferred and therefore did not get depreciated but the depreciation is now recorded in 2024.

General and administrative expenses increased from $1.5 million in 2023 to $2.6 million in 2024. As explained above in the discussion of franchise revenue and expense, these amounts are not comparable because a substantial portion of the general and administrative expenses were reduced by recording the ERC refund in 2023.

Interest expense decreased in 2023 compared to 2024 from $1.7 million to $1.6 million. The Company reduced principal on the Senior Note by $83,333 per month, however the Senior Note required 3% PIK interest on the loan balance outstanding each month which adds to the principal balance of the Senior -Note. As a result of a recent amendment to the Senior Note, cash interest will now be SOFR plus 9.0% and there will be no PIK interest adding to the loan balance outstanding.

Direct expenses to defend against an activist shareholder were $35,000 in 2024 compared to $168,000 in 2023. Shortly before the 2023 annual meeting, BT Brands filed a lawsuit against the Company and its Directors. Additionally, BT Brands filed motions for a temporary restraining and for a preliminary injunction. The court denied both of BT Brands’ motions, in part because the Judge believed the Plaintiff’s claims in the underlying lawsuit likely not be successful on the merits. As a result, BT Brands voluntarily dismissed their lawsuit in September 2023.

Liquidity and Capital Resources

The Company’s current ratio was .91-to-1 as of December 31, 2024 compared to 1.1-to-1 as of December 31, 2023. As a result of the amendment, including the extension of the maturity of the Senior Note to June 30, 2026, both the Senior Note and the subordinated convertible notes were carried as long-term liabilities as of December 31, 2024, except for the required principal payments due in the next 12 months.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible common stock at $0.50 per share and warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment which brings the exercise price to $.10 per share as a result of the Senior Note extension. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at the current exercise price of $0.50 per share.

In February 2020, the Company entered into the Agreement with Corbel, pursuant to which the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company used the net proceeds of the Senior Note as follows: (i) $4.2 million to repay the Company’s then-existing bank debt which were in the original amount of $6.1 million; (ii) $1,275,000 to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) for working capital and other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note, as amended, bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest, which was previously added to the principal amount of the Senior Note. Interest is payable in arrears on the last calendar day of each month. The original maturity date of the Senior Note was February 7, 2025, however the maturity has now been extended by mutual agreement to June 30, 2026. The Senior Note requires principal payments of $91,667 per month starting in May 2025.

See Note 1 to the Company’s consolidated financial statements for discussion of funds received from the ERC.

In view of the extension of the Senior Note as well as the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising venue, operating its existing Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2024:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$9,715,789	$1,066,668	$8,649,121	$-	$-
Operating leases	4,375,858	870,140	1,883,413	1,127,863	494,442
Total	$14,091,647	$1,936,808	$10,532,534	$1,127,863	$494,442

(1) The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan and refinance the Senior Note before its maturity in 2026, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring,  shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.   If activist stockholder activities ensue, or if certain parties (acting individually or as a group) seek to continue or initiate interference in the Company’s business relationships, the Company business could be adversely impacted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2024, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $6.7 million.  The Company’s current borrowings, as amended on April 14, 2025, are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $67,000 over the succeeding 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2023	2024
Current assets:
Cash	$872,335	$710,227
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	1,169,446	586,554
Inventories	965,819	986,975
Prepaid expenses	318,195	194,902
Total current assets	3,833,521	2,986,384

Property and equipment:
Equipment	4,386,430	4,349,205
Leasehold improvements	3,130,430	3,142,591
	7,516,860	7,491,796
Less accumulated depreciation and amortization	3,196,993	3,583,276
Net property and equipment	4,319,867	3,908,520
Deferred tax asset	3,374,841	3,532,199
Deferred contract costs	1,403,299	1,604,952
Goodwill	278,466	278,466
Operating lease right of use assets	4,930,014	4,154,804
Other assets	339,817	303,922
Total assets	$18,479,825	$16,769,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,284,210	$840,848
Current portion of operating lease liability	799,165	870,140
Current portion of Corbel loan payable	1,000,000	1,066,668
Warrant liability	540,650	538,822
Total current liabilities	3,624,025	3,316,478

Long-term obligations:
Loan payable to Corbel net of current portion	6,133,691	5,551,738
Convertible notes payable	575,000	575,000
Operating lease liabilities – net of current portion	4,378,927	3,505,718
Deferred contract income	1,577,299	1,604,952
Total long-term liabilities	12,664,917	11,237,408
Total liabilities	$16,288,942	$14,553,886
See Note 12 regarding Contingencies
Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2023 and December 31, 2024)	24,840,126	24,867,778
Accumulated deficit	(22,649,243)	(22,652,417)
Total stockholders’ equity	2,190,883	2,215,361
Total liabilities and stockholders’ equity	$18,479,825	$16,769,247

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2023	2024

Restaurant revenue - company-owned restaurants	$8,744,158	$8,577,148
Restaurant revenue - company-owned non-traditional	934,662	953,574
Franchising revenue	4,665,187	5,540,968
Administrative fees and other	29,567	77,910
Total revenue	14,373,574	15,149,600

Operating expenses:
Restaurant expenses - company-owned restaurants	7,813,176	7,793,798
Restaurant expenses - company-owned non-traditional	792,532	1,000,646
Franchising expenses	231,695	1,703,136
Total operating expenses	8,837,403	10,497,580

Depreciation and amortization	379,516	499,648
General and administrative	1,548,878	2,642,150
Defense against activist shareholder	168,092	35,184
Total expenses	10,933,889	13,674,562
Operating income	3,439,685	1,475,038

Interest expense	1,744,488	1,637,398
Change in fair value of warrants	234,913	(1,828)
Net income (loss) before income taxes	1,460,284	(160,532)
Income tax (benefit)	-	(157,358)

Net income (loss) (1)	$1,460,284	$(3,174)

Income per share - basic:
Net income Basic	$0.07	$0.00
Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted income per share:
Net income Diluted	$0.07	$0.00
Weighted average number of common shares outstanding	23,599,853	24,310,256

(1)	The net income from 2023 includes a refund of certain expenses under the ERC program in the amount of $1.460 million. See further explanation in Note 1 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount	Deficit	Total

Balance at December 31, 2022 as restated	22,215,512	24,819,736	$(24,109,527)	$710,209
2023 net income as restated			1,460,284	1,460,284
Amortization of value of stock options	-	20,390	-	20,390

Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883
2024 net loss			(3,174)	(3,174)
Amortization of value of stock options	-	27,652	-	27,652

Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

See accompanying notes to consolidated financial statements...

Consolidated Statements of Cash Flows

Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2023	2024
Net income (loss)	$1,460,284	$(3,174)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Net income tax benefit	-	(157,358)
Stock compensation	20,390	27,652
Change in fair value of warrants	234,913	(1,828)
Depreciation and amortization	379,516	499,648
Amortization of loan closing cost and PIK interest	520,533	428,018
Deferred contract revenue	643,271	(27,653)
Deferred contract cost	(469,263)	(201,653)
Amortization of lease cost in excess of cash paid	5,783	55,718
Changes in operating assets and liabilities (Increase) decrease in:
Employee retention tax credit receivables	(507,726)	-
Accounts receivable	(345,373)	582,892
Inventories	32,049	(21,156)
Prepaid expenses	106,627	123,293
Other assets including long-term portion of accounts receivable	10,372	35,895
Increase in:
Accounts payable and accrued expenses	(522,825)	(443,329)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,568,551	896,965

INVESTING ACTIVITIES
Purchase of property and equipment	13,825	(88,301)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	13,825	(88,301)

FINANCING ACTIVITIES
Payment of principal on Corbel loan	(1,445,563)	(887,406)
Payment of principal on convertible notes	(50,000)	-

NET CASH USED BY FINANCING ACTIVITIES	(1,495,563)	(887,406)

Increase (decrease) in cash	86,813	(78,742)
Cash at beginning of year	785,522	872,335
Cash at end of year	$872,335	$793,593

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None.

Cash interest paid in 2023 was $875 thousand. No income taxes were paid in 2023.

Cash interest paid in 2024 was $1.17 million. No income taxes were paid in 2024.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Noble Roman’s, Inc. and Subsidiaries

December 31, 2024 and 2023

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

Franchise Support Costs: Certain direct costs of franchising operations were charged to franchise expense and are amortized over the life of each franchise in 2023 and 2024.

Leases: The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets ("ROU"), and lease liability obligations are included in the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes in the lease payments made and excludes lease incentives and direct lease costs. The Company's lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Deferred Revenue and Deferred Cost: The upfront fees for new franchise locations were credited to deferred contract income debited to deferred contract cost and amortized over the life of the individual franchises.

Cash: Includes actual cash balance. There are not any withdrawal restrictions.

Accounts Receivable: Accounts receivable are evaluated for collectability. The Company accounts for credit losses in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”). ASC Topic 326 impacts the impairment model of certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has the ability to determine there are no expected credit losses in certain circumstances. The Company identified accounts receivable, prepaid expenses and other assets which are carried at amortized cost as in scope for consideration under ASC Topic 326. Accounts receivable charge-off in the last two years has been approximately $76,600 which was for legal fees paid by the Company to enforce the franchise agreements which are required to be reimbursed, per the franchise agreement, by the Franchisee. The amount written off was for older cases that are still pending and because they were getting old they were written off. The receivables in that category remaining are approximately $64,500 which represent all currently active cases where the franchise agreement is being actively protected.

The Company considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances.  In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool.  The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible.  Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company and its company-owned locations receives revenues from daily sales which are reported daily and included in income when received. Revenue from franchise fees are recorded as deferred income and amortized into income over the term of the franchise agreement which is, for the most part, ten year agreements. The Company receives revenue from ongoing royalty income which are based on sales by the franchisee reported to the company weekly as they occur and 7% of those reported sales are recorded as royalty income and collected from the Franchisee that same day via ACH withdrawal from their bank account. The Company receives equipment commissions from the equipment distributor on sales of equipment to the Franchisee which is arranged for by the Company. That commission is recorded as earned and generally collected every thirty days from the equipment distributor. The Company’s other regular source of revenue is from manufacturer allowances and distributor allowances. In the case of distributors, the Company receives a distribution report from each distributor on a monthly basis which report indicates the amount of fees the distributor has collected from the Franchisee on behalf of the Company and held in trust when billed by the distributor and remitted to the Company on a monthly basis. Manufacturing allowances are generally negotiated price allowance from the manufacturer of the various Noble Roman’s ingredients for the benefit of using Noble Roman’s recipes and formulas for producing the ingredients. That allowance is recognized as income when the manufacturer recognizes it as a liability and are remitted to the Company monthly from all manufacturers and, in addition, both our cheese manufacturer and our cheese sauce manufacturer has an annual incentive plan which we receive in January or February of each year based on the previous year’s usage. Deferred contract income at the end of 2023 was $1,577,299 and during 2024 $264,847 of that balance was recorded in income and an additional $292,500 was added to deferred income with a balance at the end of December 31, 2024 of $1,604,962.  Deferred contract cost was $1,403,299 at December 31, 2023 and during 2024 $233,704 of that cost was recorded as expense and $435,357 was added to deferred cost for a balance of $1,604,952 at December 31, 2024.  In addition to the deferred income and deferred cost, the Company also had contract income consisting of franchise fees, royalties and manufacturing allowances with a receivable balance of $1,169,446 on December 31, 2023.  Total revenue recognized as income in 2024 from this category was $5,540,968 with a balance in receivables on December 31, 2024 of $586,554.  These receivables at both the beginning and end of the year 2024 all relate directly or indirectly to the revenue stream consisting of royalties, manufacturing allowances, distributor allowances and some legal costs related to enforcing franchising agreements which are to be reimbursed by the Franchisee in accordance with the franchise agreements.

Advertising Costs: The Company records advertising costs consistent with ASC “Other Expense” topic and “Advertising Costs” subtopic. This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures: The Fair Value Measurements and Disclosures topic of ASC 820 requires companies to determine fair value based on the price that would be received to sell the assets or paid to transfer to liability to a market participant. The fair value measurements and disclosure topic emphasis that fair value is a market based measurement, not an entity specific measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

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

Debt and Warrant Issuance Costs: Debt and warrant issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Those issuance costs are amortized to interest expense ratably over the term of the applicable debt or warrant. The unamortized issuance cost at December 31, 2024 was $143,349.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2024 exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Long Lived Assets: The Company reviews long lived assets on an annual basis to determine if there has been any impairment in value. The Company has determined there has been no impairment of value in the recorded fixed assets.

Franchising Revenue: This includes royalty income, franchise fee income in accordance with ASC 606, commissions on equipment, marketing allowances and other miscellaneous income. Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee. Administrative fees are recognized as income monthly as earned. The Company adopted Accounting Standards Update (“ASU”) 2014-09 effective January 2018 which did not materially affect the Company's recognition of royalties, administrative fees or sales from Company-owned restaurants. However, initial franchise fees and related contract costs, as defined in the franchise agreements, were both deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years.

Income Taxes: The Company provides for current and deferred income tax liabilities and assets utilizing an asset and liability approach along with a valuation allowance as appropriate. The Company, at December 31, 2023 and December 31, 2024, had net deferred tax assets on its balance sheet totaling $3.4 million. Based on the Company’s review of its available tax credits, the Company believes it is more likely than not that the deferred tax assets will be utilized prior to their expiration.

U.S. generally accepted accounting principles require the Company to examine its tax positions for uncertain positions. Management is not aware of any tax positions that are more likely than not to change in the next 12 months, or that would not sustain an examination by applicable taxing authorities. The Company’s federal and various state income tax returns for 2021 through 2024 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

Basic and Diluted Net Income Per Share: Net income per share is based on the weighted average number of common shares outstanding during the respective year. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2023:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income	$1,460,284	22,215,512	$0.07
Effect of dilutive securities
Options and warrants	-	134,341
Convertible Notes	57,500	1,250,000
Diluted net income per share
Net income	$1,517,784	23,599,853	$0.07

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2024:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net loss	$(3,174)	22,215,512	$0.00
Effect of dilutive securities
Options and warrants		844,744
Convertible Notes	57,500	850,000
Diluted net income per share
Net income	$54,326	23,910,256	$0.00

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the Annual Report on Form 10-K.  On April 14, 2025, the Company entered into an Amendment (the “Amendment”) to the Senior Secured Promissory Note and Warrant Purchase Agreement dated February 7, 2020 (as amended the “Agreement”) with Corbel Capital Partners SBIC, L.P. (“Corbel”).  Pursuant to the Agreement, among other things, the Company issued to Corbel a Senior Secured Promissory Note (as amended the “Senior Note”) in the principal amount of $8.0 million and issued to Corbel a warrant (as amended, the “Original Corbel Warrant”) to purchase up to 2,250,000 shares of common stock.

The Amendment provided for a further extension of the maturity date of the Senior Note from April 14, 2025 to June 30, 2026. In consideration of such extension, the Company agreed to a cash interest rate payable with respect to the Senior Note of SOFR plus 9.0% per annum, with a SOFR rate floor of 4.25%, and discontinued the 3% PIK interest which was being accrued prior to this Amendment. Prior to this Amendment the Company was paying SOFR plus 7.75% plus 3% PIK interest. Pursuant the Amendment, the Company agreed to increase the required monthly payments of principal on the Senior Note to $91,667 per month from $83,333, beginning in May 2025. The deferred closing cost for the previous extension is added to the principal amount of the Senior Note as of the effective date of the Amendment. The Company paid a cash extension fee for the Amendment of approximately $66,000 at closing. The Company agreed to extend the exercise period for the Original Corbel Warrant from February 2027 to February 2030 and reduced the exercise price from $0.30 per share to $0.10 per share on the Effective Date and issued a new warrant to purchase up to 750,000 shares of Common Stock at an exercise price of $0.10 per share with a five-year exercise period. Only if the Company has not redeemed Corbel’s Senior Note by August 14, 2025, the Company will issue an additional warrant to purchase up to 500,000 shares of Common Stock at an exercise price of $0.10 per share on August 14, 2025. For any month the Senior Note remains outstanding after August 14, 2025, the Company agreed to issue additional warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $0.10 per share. The Amendment required the Company to reimburse certain Corbel expenses incurred in connection with the Amendment.

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price, the exercise price and the use of the Black-Scholes calculation.

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

During the first quarter of 2023 the Company determined that it was entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund. The ERC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000 or a net of $1.460 million which primarily affected franchising venue as other operating expenses. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications with the Internal Revenue Service (“IRS”) initiated by the Company, the IRS indicated the final refund claim had been received and was still in process but that all ERC refund payments had been delayed due to administrative backlog in processing refunds generally.

Note 2:  Inventory

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At December 31, 2023 and 2024 inventory consisted of the following:

	2023	2024
Ingredient inventory used to make products in company locations	$157,861	$171,793
Marketing materials	27,086	31,239
Equipment inventory	780,872	783,943
Total	$965,819	$986,975

Note 3:  Accounts Receivable

At December 31, 2023 and 2024, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2023 and 2024 will be collected, therefore no reserve has been recorded.

Other assets, as of December 31, 2024, include security deposits and other miscellaneous assets in the amount of $86,000 and cash value of life insurance in the amount of $218,000.

Note 4:  Property and Equipment

A summary of property and equipment as of December 31, 2023 and 2024 is as follows:

	2023	2024
Equipment	$4,386,430	$4,349,205
Leasehold improvements	3,130,430	3,142,591
Total before depreciation and amortization	7,516,860	7,491,796
Less accumulated depreciation and amortization	(3,196,993)	(3,583,276)
Net property and equipment	$4,319,867	$3,908,520

Note 5:  Notes Payable

On February 7, 2020, the Company entered into the Agreement  with Corbel  pursuant to which, among other things, the Company issued to Corbel the Senior Note in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note prior to the Amendment was bearing cash interest of SOFR, as defined in the Agreement, plus 7.75% per annum. In addition, the Senior Note required PIK Interest of 3% per annum, which was being added to the principal amount of the Senior Note. After the Amendment, cash interest will be SOFR, as defined in the Agreement, plus 9.0% per annum payable in arrears on the last calendar day of each month, however there will no longer be any PIK interest accruing after the date of the extension. Interest is payable in arrears on the last calendar day of each month. The Senior Note now requires principal payments of $91,667 per month beginning in May 2025.

In conjunction with the borrowing under the Senior Note, the Company issued to Corbel the Original Corbel Warrant to purchase up to 2,250,000 shares of Common Stock. The Original Corbel Warrant entitles Corbel to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”). Upon extension of the Senior Note, the Company issued an additional Warrant (the “New Corbel Warrant”) to Corbel to purchase up to 750,000 additional shares at an exercise price of $0.10 per share. Cashless exercise is only permitted with respect to Tranche 3 of the Original Corbel Warrant and the New Corbel Warrant. Corbel has the right, within eight months after the issuance of any shares under the Original Corbel Warrant or the New Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Original Corbel Warrant expires on the tenth anniversary of the date of its issuance. The New Corbel Warrant expires on the fifth anniversary of the date of its issuance. The Company was in compliance with the amended agreement as of December 31, 2024. The Original Corbel Warrant had a fair market value of $540,650 and $538,822 as of December 31, 2023 and 2024, respectively. The change in fair value of the Original Corbel Warrant was $(1,828) for the year ended December 31, 2024.

At December 31, 2024, the balance of the Senior Note was comprised of:

Principal	$6,761,755
Unamortized Loan Closing Cost	$(143,349)
Carrying Value	$6,618,406

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding, $425,000 of which have been extended to May 31, 2025 or the repayment of the Senior Note, whichever comes first. The original $150,000 notes that were not extended and the $425,000 that were extended to May 31, 2025 are not delinquent because the holders subordinated those to Corbel and Corbel says they cannot be paid until their loan is paid. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share, as adjusted per the terms.

Placement agent fees and other origination costs of the Notes were deducted from the carrying value of the Notes as original issue discount (“OID”). The OID was being amortized over the term of the Notes. The OID was fully amortized in early 2022.

Total cash and non-cash interest accrued on the Company’s indebtedness in 2024 was $1.62 million and in 2023 was $1.74 million.

Note 6: Royalties and Fees

Approximately $203,310 and $294,617 are included in 2023 and 2024, respectively, for initial fees in the Consolidated Statements of Operations. Also included in royalties and fees were approximately $123,000 and $145,000 in 2023 and 2024, respectively, for equipment commissions. Most of the cost for the services required to be performed by the Company are incurred prior to the initial fee income being recorded which is based on contractual liability for the franchisee.

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

During the 12-month period ended December 31, 2024 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During that period there were 68 new non-traditional outlets opened and 10 non-traditional outlets closed.

Note 7: Liabilities for Leased Facilities

The Company has various leases for its Company-owned Craft Pizza & Pub locations and its corporate office.

The following table summarizes the right of use asset and lease liability using a ten year term for the leases and assumes 7% interest rate as of December 31, 2024.

Right of use assets	$4,154,804
Lease liability
Current	870,140
Long-term	3,505,718
Total	$4,375,858

The following table summarizes the Company’s scheduled minimum lease payments as of December 31, 2024.

2025	$0.870 million
2026 and 2027	1.883 million
2028 and 2029	1.128 million
After 2029	0.494 million
Total operating lease obligations	$4.375 million

Note 8: Income Taxes

The Company had deferred tax assets, as a result of prior operating losses, of $3.4 million at December 31, 2023 and $3.5 million at December 31, 2024. The net operating loss carry-forward is approximately $14.7 million to be used to offset otherwise taxable income in the future. The net operating loss carry-forward would indicate a deferred asset of $3.5 million compared to $3.4 million at December 31, 2023, therefore net income tax benefit of $157,000 was recorded in 2024 as it was offset fully against net operating losses at a tax rate of 24%. Only immaterial temporary differences were noted. The net operating losses were generated primarily in the transition the Company made from its original free-standing locations to the more modern Craft Pizza & Pub style locations. In addition, the Company transformed as a major franchisor of non-traditional locations (which are defined as locations within some other type business or activity). Formerly net operating losses not used expired after 20 years. The remaining carry-forward is indefinite but they can only be used to offset up to 80% of the otherwise taxable income in any one tax year, however the unused net operating loss carry-forward continues to be carried forward for future years. As with any other asset, the Company is required to evaluate whether or not that tax credit is more likely than not to be used in coming years. The Company has made this evaluation and determined that the deferred tax credit recorded will more likely than not be used within the next four years. The deferred tax asset is based on the statutory tax rate based on current tax law for State and Federal income taxes of 24%. According to the internal projections made by the Company, the net operating loss carry-forward will be fully utilized to offset income taxes in future years. Should there be a significant change in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The Company has deferred tax asset of approximately $3.5 million for both state and Federal taxes at the assumed effective tax rate of 24% combined. This deferred asset will be used to cover the taxes on future years taxable income in the amount of approximately $14.7 million. The Company also has deferred tax asset recorded as deferred contract cost in the approximate amount of $1.6 million which is being amortized into operating costs over the life of the franchise agreements, which for the most part is ten years after the location opens for business.

The Company has deferred contract income in the approximate amount of $1.6 million to be amortized into income over the term of the franchise agreement, which for the most part is ten years after the location opens. The Company also has deferred tax liability for the estimated warrant value recorded as approximately $539,000 on December 31, 2024. The $539,000 value has not been deducted as an expense in determining the loss carryforward.

Note 9:  Common Stock

As of December 31, 2024, there were outstanding $575,000 principal amount of Notes of which $425,000 are convertible into Common Stock at $0.50 per share and warrants to purchase 625,000 shares with an exercise price of $0.10 per share.  During 2022, all of those Notes were extended except for a Note with outstanding principal of $100,000 to February 28, 2025 and $425,000 outstanding principal amount was further extended to May 31, 2025.  The Notes that were not extended matured, and accompanying Warrants expired, but cannot be repaid until the Senior Note is repaid.  The Company issued to Corbel the Original Corbel Warrant to purchase up to 2,250,000 shares of Common Stock, as described in Note 6 of these notes to the Company’s consolidated financial statements.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The option prices are the fair market value of the stock at the date of grant. As of December 31, 2024, options for 2,774,167 shares were exercisable.

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

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2024:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	1.51%

The following table sets forth the number of options outstanding as of December 31, 2022, 2023 and 2024 and the number of options granted, exercised or forfeited and/or expired during the years ended December 31, 2023 and 2024:

Balance of employee stock options outstanding as of 12/31/22	5,316,167
Stock options granted during the year ended 12/31/23	0
Stock options exercised during the year ended 12/31/23	0
Stock options forfeited/expired during the year ended 12/31/23	(2,076,167)
Balance of employee stock options outstanding as of 12/31/23	3,240,000
Stock options granted during the year ended 12/31/24	919,334
Stock options exercised during the year ended 12/31/24	0
Stock options forfeited/expired during the year ended 12/31/24	(245,500)
Balance of employee stock options outstanding as of 12/31/24	3,913,834

The following table sets forth the number of non-vested options outstanding as of December 31, 2022, 2023 and 2024, and the number of stock options granted, vested and forfeited and/or expired during the years ended December 31, 2023 and 2024.

Balance of employee non-vested stock options outstanding as of 12/31/22	1,175,000
Stock options granted during the year ended 12/31/23	0
Stock options vested during the year ended 12/31/23	(217,833)
Stock options forfeited/expired during the year ended 12/31/23	(396,168)
Balance of employee non-vested stock options outstanding as of 12/31/23	560,999
Stock options granted during the year ended 12/31/24	919,334
Stock options vested during the year ended 12/31/24	(315,166)
Stock options forfeited/expired during the year ended 12/31/24	(245,500)
Balance of employee non-vested stock options outstanding as of 12/31/24	919,667

No options were granted in 2023. The weighted average grant date exercise price of employee stock options granted during 2024 was $0.38. Total compensation cost recognized for share-based payment arrangements was $20,390 in 2023 with a tax benefit of $4,894 and $27,652 in 2024 with a tax benefit of $6,636. As of December 31, 2024, total unamortized compensation cost related to options was $90,417, which will be recognized as compensation cost over the next six to 36 months. No cash was used to settle equity instruments under share-based payment arrangements.

Note 10: Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets. In December 2023 the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosure” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles of Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for the fiscal years beginning after December 15, 2024 including interim periods therein. The Company will adopt this ASU 2023-09 for tax year beginning January 1, 2025, however the adoption is not believed to have any material effect on the Company’s financial statements.

Note 11: Contingencies

The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

Currently, there are no such pending proceedings which the Company considers to be material.

There are no commitments to any key executives or officers beyond an employment agreement with the Executive Chairman and the President and Chief Executive Officer.

Note 12: Certain Relationships and Related Transactions

The following is a summary of transactions to which the Company and certain officers and directors of the Company are a party or have a financial interest. The Board of Directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all completed on the same terms and conditions as all of the unrelated investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing. In September 2022, Paul Mobley bought a subordinated note in principal amount of $200,000 from Marcel Herbst which is included in the balance sheet as a portion of the outstanding convertible notes payable along with the attached warrants. In 2024, Paul Mobley received the 10% interest in the amount of $20,000 from the Company at the same time and same rate as all other subordinated debt holders were paid their interest and included in interest expense. After December 31, 2024, Paul Mobley agreed to pay the Company $50,000 for American Express receipts that could not be located for American Express charges paid by the Company based on the use of his personal credit card. That was established as a receivable at December 31, 2024 and that receivable was repaid immediately after established on May 12, 2025. A similar event happened, based on the review at December 31, 2023, and that time Paul Mobley paid the Company $125,000 to cover any amount from receipts that could not be located.  Pinnacle Commercial Capital, LLC (“Pinnacle”), a company owned by William Wildman, was paid a $15,000 advance on the commission that Pinnacle is set to earn for helping arrange new financing for the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors/Audit Committee and

Stockholders of Noble Roman’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Roman’s, Inc. and Subsidiaries (the Company) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.

Oak Brook, Illinois

Auditor ID # 29

June 6, 2025

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 • 708.386.1433 • www.sassetti.com

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

We have served as the Company’s auditor since 2023.

Margate, Florida

Auditor ID # 5036

April 15, 2024

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 the disclosure controls were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation as of December 31, 2024.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the identification of certain material weaknesses.

The first material weakness identified was related to the approval and documentation of management expense reimbursements. We noted that reimbursements were not consistently supported by adequate documentation or subjected to proper review and approval procedures, which creates a risk of inappropriate or unauthorized reimbursements. Secondly, we identified that our financial close process did not include adequate controls to ensure the timely and accurate reconciliation of key account balances, including accounts receivable, accounts payable, accrued expenses and equity. This weakness resulted in errors and adjustments during the financial close that could have led to material misstatements in our financial statements. Lastly, we found that we lacked sufficient written documentation of internal control policies and procedures over key financial reporting processes, and that supporting evidence of control performance and review was not consistently maintained. The absence of documented internal controls and consistent support impairs our ability to ensure that controls are performed as intended and reviewed appropriately, increasing the risk of undetected errors or misstatements.

We are in the process of implementing remediation efforts to address each of these material weaknesses. These efforts include enhancing our expense reimbursement procedures and ensuring all submissions are appropriately documented and approved, improving our reconciliation processes for financial close by establishing more rigorous controls over AR, AP, and accrual balances, and formalizing our internal control framework through the documentation of key policies, procedures, and control activities. Additionally, we are implementing processes to ensure that evidence of control execution and review is maintained and available for oversight and testing.

While we are committed to remediating these material weaknesses as quickly and effectively as possible, the process will require time to implement, operate over a sustained period, and undergo validation testing to confirm effectiveness. Until such time, these material weaknesses will remain in place.

Except for the remediation activities described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company has two segments to its operations, one being the activity of the Company-owned Craft Pizza & Pub restaurants and the other franchising activity primarily in non-traditional locations.  With regard to the accounting separation for these two different activities please refer to page 19 of this Form 10-K, there are tables showing the breakdown of revenue and expenses, including margin contribution, for both of those activities for the year 2023 and the year 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	84	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	61	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	79	Class I Director
Marcel Herbst	54	Class I Director
William Wildman	76	Class II Director
Troy Branson	61	Executive Vice President of Franchising
Todd Beckley	60	Vice President of Creative Services

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

Todd Beckley has been Vice President of Franchise Services for the Company since 2025. Prior to that, he was in various marketing positions with the Company, including Director of Creative Services, since 1991. Before joining the Company, Mr. Beckley was Creative Director for Finish Line, Inc. and Graphic Designer for Paul Harris, Inc. Mr. Beckley received a B.F.A. in Graphic Arts from Ball State University.

CODE OF ETHICS

The Company has adopted a code of ethics for its senior executives and financial officers. The code of ethics can be obtained without charge by contacting the Company’s executive office at 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250 and requesting a copy of the code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2023 and 2024

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley
Executive Chairman of the	2024	$330,750	$-	$12,667	$343,417
Board and Chief Financial Officer	2023	$330,750	$-	$-	$330,750

A. Scott Mobley	2024	$485,043	$-	$8,867	$493,910
Chief Executive Officer, President and Secretary	2023	$484,976	$-	$-	$484,976

Troy Branson	2024	$240,668	$-	$3,200	$243,868
Executive Vice President	2023	$202,472	$-	$-	$202,472

(1) These amounts represent the grant date fair value of the option awards. See “Equity Incentive Awards” for information regarding valuation of stock option grants.

Equity Incentive Awards

The Company maintains an employee stock option plan for our employees, officers and directors that is designed to motivate them to increase shareholder value. Any employee, officer or director of the Company is eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year and both will expire ten years after the date of grant. The vesting period is intended to provide incentive for longevity with the Company. Awards under the plan are periodically made at the recommendation of the Executive Chairman/Chief Financial Officer and President/Chief Executive Officer and then considered and approved or denied by the board of directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

The Summary Compensation Table includes the grant date fair value for stock options granted in 2024 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with ASC Topic 718. See Note 9 to the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K a discussion of the Company’s determination of the grant date fair value of stock options.

In 2024, the Company granted options for 919,334 shares and 245,500 stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $716,625 per year for 2024 (although Mr. Mobley voluntarily reduced his base compensation to $330,750 for 2024 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; (C) provides group life insurance in accordance with the group policy provided all salaried employees; and (D) insurance premiums for insurance pledged to Corbel as security. The initial term of the agreement is seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $637,851 per year for 2024 (although Mr. Mobley voluntarily reduced his base compensation to $485,043 for 2024 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; (C) provides group life insurance in accordance with the group policy provided all salaried employees; and (D) insurance premiums for insurance pledged to Corbel as security. The initial term of the agreement is five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	70,000		1.00	6/23/25
	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	70,000		0.623	7/6/28
	80,000		0.60	7/2/29
	70,000		0.40	9/30/30
	70,000		0.70	7/2/31
	46,667	23,333	0.22	6/1/32
	0	316,667	0.38	8/24/34
A. Scott Mobley	70,000		1.00	6/23/25
	70,000		0.53	7/7/26
	90,000		0.51	7/7/27
	80,000		0.623	7/6/28
	100,000		0.60	7/2/29
	80,000		0.40	9/30/30
	120,000		0.70	7/2/31
	80,000	40,000	0.22	6/1/32
	0	221,667	0.38	8/24/34
Troy Branson	40,000		1.00	6/23/25
	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
	42,500		0.623	7/6/28
	42,500		0.60	7/2/29
	30,000		0.40	9/30/30
	35,000		0.70	7/2/31
	0	70,000	0.22	6/1/32
	0	80,000	0.38	8/24/34

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	21,000	2,000	-	23,000
Marcel Herbst	21,000	2,000	-	23,000
William Wildman	21,000	2,000	-	23,000

Each non-employee director is compensated: $20,000 as an annual retainer fee paid quarterly; a $500 fee for each board of directors meeting attended. The directors are all eligible for stock option grants and are reimbursed for out-of-pocket expenses incurred in connection with their board service. The board of directors currently does not have any standing committees.

The Company does not pay any separate compensation for directors that are also employees of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2025, there were 22,215,512 shares of the Company’s Common Stock outstanding.  The following table sets forth the amount and percentage of the Company’s Common Stock beneficially owned on March 1, 2025, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding Common Stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (2)
Corbel Capital Partners SBIC, L.P.	2,250,000	(3)	9.2%
Paul W. Mobley	3,572,702	(4)	15.0
A. Scott Mobley	1,944,578	(5)	8.4
Douglas H. Coape-Arnold	325,0	(6)	1.4
Marcel Herbst	340,000	(7)	1.5

Troy Branson	447,500	(8)	2.0
William Wildman	305,000	(9)	1.4
BT Brands, Inc. and Gary Copperud	1,437,184	(10)	6.5
All executive officers and directors as a group (6) persons	6,934,780		29.7%

(1)	All shares owned directly with sole investment and voting power, unless otherwise noted.

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

(4)

The total includes 876,667 shares of Common Stock subject to options granted under a stock option plan, 400,000 shares issuable upon conversion of convertible notes and warrants to purchase 350,000 shares. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)	The total includes 951,667 shares of Common Stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)	The total includes 305,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7)	The total includes 330,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Herbst’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8)	The total includes 417,500 shares of Common Stock subject to options granted under a stock option plan. Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9)	The total includes 250,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Wildman’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

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

            The following table provides information as of December 31, 2024 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	3,913,834	$.51	(1)
Total	3,913,837	$.51	(1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company’s board of directors is currently comprised of: Paul W. Mobley, the Executive Chairman and Chief Financial Officer; A. Scott Mobley, the President and Chief Executive Officer; Douglas H. Coape-Arnold; Marcel Herbst; and William Wildman. For the purpose of determining director independence, the Company has adopted the New York Stock Exchange definition of independence. The board of directors has determined that Messrs. Coape-Arnold, Herbst and Wildman are independent directors under that definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somerset CPAs, Assurance Dimensions and Sassetti, LLC for the audit of our annual financial statements and review of our quarterly financial statements, and fees billed for other services rendered by such firms during 2023 and 2024.

	2023	2024
Audit fees and review fees (1)	$111,175	$129,402

(1)

Audit fees consist of fees rendered for professional services rendered by Somerset and Assurance Dimensions for the audit of our financial statements included in our annual reports on Form 10-K for the year ended December 31, 2023, and the review of the unaudited financial statements included in our quarterly reports on Form 10-Q during 2024 by Assurance Dimensions and Sassetti.

The engagement of Assurance Dimensions and Sassetti, for conducting the audit of the Company’s financial statements for the year ended December 31, 2023 and 2024, respectively, and for the review of its financial statements included in its Form 10-Q’s during 2024 by Assurance Dimensions and Sassetti was pre-approved by the Company’s board of directors. None of Assurance Dimensions and Sassetti has been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

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

NOBLE ROMAN’S, INC.

Date: June 6, 2025	By:	/s/ A. Scott Mobley
A. Scott Mobley, President and Chief Executive Officer

Date: June 6, 2025	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2025	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board, Chief Financial Officer and Director

Date: June 6, 2025	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: June 6, 2025	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date:	Marcel Herbst
Director

Date:	William Wildman
Director

