Form 10-Q
period 2025-03-31
NOBLE ROMANS INC
filed 2025-06-26
CIK 709005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of June 20, 2025, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

Noble Roman's, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and Not Reviewed)

	December 31, 2024	March 31, 2025
Assets
Current assets:	(Not Reviewed)	(Not Reviewed)
Cash	$710,227	$564,637
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	586,554	529,648
Inventories	986,975	983,201
Prepaid expenses	194,902	175,148
Total current assets	2,986,384	2,760,360

Property and equipment:
Equipment	4,349,205	4,367,876
Leasehold improvements	3,142,591	3,143,365
	7,491,796	7,511,241
Less accumulated depreciation and amortization	3,583,276	3,678,800
Net property and equipment	3,908,520	3,832,441
Deferred tax asset	3,532,199	3,490,947
Deferred contract costs	1,604,952	1,597,310
Goodwill	278,466	278,466
Operating lease right of use assets	4,154,804	4,010,511
Other assets	303,922	318,455
Total assets	$16,769,247	$16,288,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$840,848	$535,885
Current portion of operating lease liability	870,140	923,277
Current portion of Corbel loan payable	1,066,668	1,091,670
Warrant liability	538,822	538,822
Total current liabilities	3,316,478	3,089,654

Long-term obligations:
Loan payable to Corbel net of current portion	5,551,738	5,368,400
Convertible notes payable	575,000	575,000
Operating lease liabilities – net of current portion	3,505,718	3,302,141
Deferred contract income	1,604,952	1,597,310
Total long-term liabilities	11,237,408	10,842,851
Total liabilities	$14,553,886	$13,932,505
See Note 6 regarding Contingencies
Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2024 and March 31, 2025)	24,867,778	24,877,769
Accumulated deficit	(22,652,417)	(22,521,784)
Total stockholders’ equity	2,215,361	2,355,985
Total liabilities and stockholders’ equity	$16,769,247	$16,288,490

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	Three-Months Ended March 31,
	2024	2025
	(Not Reviewed)	(Not Reviewed)
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$1,995,524	$2,019,418
Restaurant revenue - company-owned non-traditional	238,147	294,573
Franchising revenue	1,425,290	1,445,908
Administrative fees and other	7,144	299
Total revenue	3,666,105	3,760,198

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,831,444	1,890,687
Restaurant expenses - company-owned non-traditional	225,760	293,111
Franchising expenses	489,667	546,447
Total operating expenses	2,546,871	2,730,245

Depreciation and amortization	96,266	96,066
General and administrative expenses	577,286	424,405
Defense against activist shareholder	13,479	7,843
Total expenses	3,233,902	3,258,559
Operating income	432,203	501,639

Interest expense	394,180	329,754
Change in fair value of warrants	124,500	-
Income (loss) before income taxes	(86,477)	171,885
Income tax expense	-	41,252
Net income (loss)	$(86,477)	$130,633

Earnings per share - basic
Net income (loss)	$(0.00)	$0.01

Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings per share:
Net income (loss)	$(0.00)	$0.01
Weighted average number of common shares outstanding	22,215,512	25,278,930

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited and Not Reviewed)

Three Months Ended March 31, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

Amortization of value of stock options		9,991		9,991

Net income for three months ended March 31, 2025	-	-	130,633	130,633

Balance at March 31, 2025	22,215,512	$24,877,769	$(22,521,784)	$2,355,985

Three Months Ended March 31, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Amortization of value of stock options		2,991		2,991

Net loss for three months ended March 31, 2024	-	-	(86,477)	(86,477)

Balance at March 31, 2024	22,215,512	$24,843,117	$(22,735,720)	$2,107,397

See accompanying notes to condensed consolidated financial statements (unaudited)

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and Not Reviewed)

OPERATING ACTIVITIES	Three Months Ended March 31,
	2024	2025
	(Not Reviewed)	(Not Reviewed)
Net income (loss)	$(86,477)	$130,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrants	124,500	-
Amortization of value of stock options	2,991	9,991
Depreciation and amortization	212,051	190,148
Amortization of lease cost in excess of cash paid in accordance with ASU 2016-02	15,818
Deferred income taxes	-	41,252
Changes in operating assets and liabilities:
(Increase) decrease in:
Employee Retention Tax Credit	-	-
Accounts receivable	449,143	92,835
Inventories	(33,736)	3,774
Prepaid expenses	37,485	19,754
Other assets including long-term portion of receivables	51,283	(14,533)
Decrease in deferred contract income	(20,306)	(7,642)
Increase in deferred contract cost	3,987	7,642
Decrease in accounts payable and accrued expenses	(195,164)	(315,717)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	561,575	158,137

INVESTING ACTIVITIES
Purchase of property and equipment	(18,832)	(19,445)
NET CASH USED IN INVESTING ACTIVITIES	(18,832)	(19,445)

FINANCING ACTIVITIES
Principal payment on Corbel loan	(250,000)	(250,000)
Reduce lease liability	-	(34,282)
NET CASH USED BY FINANCING ACTIVITIES	(250,000)	(284,282)

(Decrease) Increase in cash	292,743	(145,590)
Cash at beginning of period	872,335	710,227
Cash at end of period	$1,165,078	$564,637

Supplemental schedule of investing and financing activities
Cash paid for interest	$278,395	$230,184

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Effective June 18, 2025, Sassetti LLC resigned as the Company’s principal accountant. The Board of Directors of the Company is evaluating alternative independent accountants to serve as the Company’s auditor for 2025. Accordingly, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). As a result, this report is deemed deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder.

Once the Board of Directors has retained a new auditor for 2025 and its review is completed, the Company will file with the SEC an amendment to this Form 10-Q to include the reviewed financial statements and any additional disclosures if necessary.

Significant Accounting Policies

During the first quarter of 2023 the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund. Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters. The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.460 million, which primarily affected franchising venue as other operating expenses, a much smaller amount to general and administrative expenses and approximately $83,000 of the refund was to the Company’s subsidiary, RH Roanoke. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications, the Internal Revenue Service (the “IRS”), indicated the final refund claim was in process.

There have been no significant changes in the Company's accounting policies from those disclosed in the 2024 Form 10-K.

Note 2 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations. At March 31, 2025 and 2024 inventory consisted of the following:

	As of 3/31/25	As of 3/31/24
Ingredient inventory used to make products in company locations	$175,148	$182,991
Marketing materials	30,003	35,692
Equipment inventory	778,050	780,872
Total	$983,201	$999,555

Note 3 – Royalties and fees included initial franchise fees of $66,430 (after deferral of $37,500 initial fees and amortization of $45,142 of previously deferred fees) for the three -month period ended March 31, 2025 and $63,779 (after deferral of initial fees of $52,500 and amortization of $43,779 of previously deferred fees) for the three-month period ended March 31, 2024. Royalties and fees included equipment commissions of $12,801 for the three-month period ended March 31, 2025 and $66,585 for the three-month period ended March 31, 2024. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1,445,908 for the three-month period ended March 31, 2025 and $1,425,290 for the three-month period ended March 31, 2024. Essentially all of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

Deferred contract income was $1,597,310 and deferred costs were $1,597,310 as of March 31, 2025. On average, the cost of opening a non-traditional franchise is approximately the same as the franchise fee, which is a principal factor considered by the Company in determining the franchise fee payable by the franchisee.

At December 31, 2024 and March 31, 2025, the carrying values of the Company’s franchise receivables are intended to represent the realizable value. The Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of March 31, 2025, will be collected.

During the three-month period ended March 31, 2025, there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same three-month period 10 new non-traditional outlets opened and no non-traditional outlets closed.

Note 4 - As the Company reported previously, it is pursuing plans to obtain new financing to repay the Senior Note (as defined in Note 6) prior to its maturity in June 2026 and to repay the Notes (as defined in Note 6) entirely. Although not obligated, the Company’s intent is to purchase all of the above outstanding warrants issued to Corbel (as defined in Note 6) upon successful completion of the current financing efforts. There can be no assurance that the Company will be able to refinance the Senior Note on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2025. The ERTC refund recorded in 2023 mostly received in 2024 with additional expected to be received in 2025 or later, reflected excess costs and lost revenue incurred by the Company as a result of government restrictions in an attempt to prevent the spread of a novel strain of Coronavirus (“COVID”).

	Three Months Ended March 31, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$171,926	22,215,512	$0.01
Effect of dilutive securities
Stock and warrant dilution		1,913,418
Convertible notes	14,375	1,150,000	-
Diluted earnings per share
Net income	$186,301	25,278,930	$0.01

The following table sets forth the calculation of basic and diluted loss per share for the three-month period ended March 31, 2024:

	Three Months Ended March 31, 2024
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(86,477)	22,215,512	$(0.00)
Effect of dilutive securities
Stock and warrant dilution		142,943
Convertible notes	14,375	1,150,000	-
Diluted loss per share
Net loss (1)	$(72,102)	22,215,512	$(0.00)

(1)	Net loss per share is shown same as basic loss per share because the underlying dilutive securities have anti-dilutive effect.

Note 6 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel Capital Partners SBIC, L.P. (“Corbel”) pursuant to which, among other things, the Company issued to Corbel a senior secured promissory note (as amended, the “Senior Note”) in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note, as amended, bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest. Interest is payable in arrears on the last calendar day of each month. The Senior Note, as amended, matures on June 30, 2026. The Senior Note now requires principal payments of $91,667 per month beginning in May 2025.

In conjunction with the borrowing under the Senior Note, the Company issued to Corbel a warrant (as amended the “Original Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Original Corbel Warrant entitles Corbel to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”). Upon extension of the Senior Note, the Company issued an additional Warrant (the “New Corbel Warrant”) to Corbel to purchase up to 750,000 additional shares at an exercise price of $0.10 per share. Cashless exercise is only permitted with respect to Tranche 3 of the Original Corbel Warrant and the New Corbel Warrant. Corbel has the right, within eight months after the issuance of any shares under the Original Corbel Warrant or the New Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Original Corbel Warrant expires on the tenth anniversary of the date of its issuance. The New Corbel Warrant expires on the fifth anniversary of the date of its issuance. The Company was in compliance with the Agreement as of March 31, 2025.

At March 31, 2025, the balance of the Senior Note was comprised of:

Principal	$6,559,550
Unamortized Loan Closing Cost	$(99,480)
Carrying Value	$6,460,070

All Senior Note payments are current.

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding, $425,000 of which have been extended to May 31, 2025 or the repayment of the Senior Note, whichever comes first. The original $150,000 notes that were not extended and the $425,000 that were extended to May 31, 2025 are not delinquent because the holders subordinated those Notes to Corbel and Corbel does not permit repayment until Senior Note is repaid. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share, as adjusted per the terms.

Note 7 – The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

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

Host facilities for the Company’s non-traditional franchises were also affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises. In addition locations in the entertainment segment were forced and, in most states, were required to be closed for two years. Many locations did not reopen after the closure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises, operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. The Company’s only operating subsidiary is RH Roanoke, Inc., which operates a Company-owned non-traditional location.

The Company has been operating and franchising Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened a total of eight more Company-operated Craft Pizza & Pub locations in 2017, 2018, 2020 and 2021. The Company-operated locations serve as the base for what it sees as a significant potential future growth driver, including additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success. In addition to the nine Company-operated Craft Pizza & Pub locations, during 2019 and 2020 the Company opened three franchised locations. Today, in total, there are 12 Craft Pizza & Pub locations in operation.

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

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth. The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is proceeding. The Company has sold many units yet to be opened and still has a significant pipeline of prospects to expand the number of non-traditional franchise locations in operation. In October 2023, the Company entered into a Development Agreement with Majors Management, LLC (“Majors”) for 100 franchise locations to be developed over the succeeding three years. Currently, Majors has opened approximately half of the 100 franchised locations.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately three minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations. The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta. The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Delicious Cheese Sauce, most of which have been offered in its locations since 1972. In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

The Company designed its curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience. With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets. Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle. For those who choose to pay after they arrive, pizza valets can take credit card payments on their mobile payment devices right at the customer’s vehicle. With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes. The Company’s continued focus on quality service and speed in the Craft Pizza and Pub locations has resulted in May 2025 being the most profitable month of operations on a combined basis since August 2022. In addition, same store sales in April were up 2.7% and in May were up 9.3% over the corresponding months a year ago.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses. The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional host facilities becoming more willing to look at expansion options and to invest in their growth. The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open. The tight control on administrative costs has led to general and administrative expenses of approximately $424,000 in the first quarter of 2025 versus $577,000 in the corresponding quarter in 2024.

The initial franchise fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000

The franchise fees are paid upon signing the franchise agreement and recorded in deferred income which begins amortizing into income over the life of the contract from the time the location opens for business and, when paid, are non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises.

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

The Company has third-party distributors strategically located throughout the United States. The agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees in their distribution areas for weekly deliveries to the franchisee. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributor, and distributes the ingredients to the franchisee at a price determined by the distributor agreement. Payment terms to the distributor are agreed upon between each franchisee and the respective distributor.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2024		2025
Revenue	$1,995,524	100.0%	$2,019,418	100.0%
Cost of sales	417,610	20.9	380,502	18.8
Salaries and wages	595,042	29.8	599,151	29.7
Facility cost including rent, common area and utilities	389,385	19.5	404,006	20.0
Packaging	62,510	3.1	67,701	3.4
Delivery fees	37,059	1.9	64,205	3.2
All other operating expenses	329,838	16.6	375,122	18.5
Total expenses	1,831,444	91.8	1,890,687	93.6
Margin contribution	$164,080	8.2%	$128,731	6.4%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2024		2025
Royalties and fees from franchising	$1,425,290	100%	$1,445,908	100.0%
Salaries and wages	233,893	16.4	211,106	14.6
Franchisee promotion expense	60,000	4.2	60,000	4.1
Insurance	72,185	5.1	87,235	6.0
Travel and auto	47,210	3.3	33,385	2.3
All other operating expenses (benefit)	76,379	5.4	154,721	10.8
Total expenses	489,667	34.4	546,447	37.8
Margin contribution	$935,623	65.6%	$899,461	62.2%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2024		2025
Revenue	$238,147	100%	$294,573	100.0%
Total expenses	225,760	94.8	293,111	99.5
Margin contribution	$12,387	5.2%	$1,462	0.5%

Note: The significant increase in revenue was primarily the result of the hospital remodeling the food area and opening up another wing of the hospital late in 2024.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2,019,418 for the three months ended March 31, 2025 compared to $1,995,524 for the corresponding period in 2024. The same stores sales increase of approximately 1.2% was heavily weighted in March. In January and February the Company’s market area experienced frequent periods of inclement weather. In March, sensing another downturn in consumer spending, the Company began more heavily promoting a significant value message in its marketing efforts.

Cost of sales decreased to 18.8% for the three months ended March 31, 2025 from 20.9% for the corresponding period last year. This decrease was because the Company maintained good controls over portioning and promoted large pizzas with lower costs, partially offset by the continuing high cost of cheese.

Salaries and wages remained relatively unchanged at 29.7% for the three months ended March 31, 2025 from 29.8% for the comparable period in 2024, was the result of more efficient use of labor due to increased average tenure and experience of the Company’s workforce which mostly offset the significant salary increases caused by competition from experienced management within a tight workforce pool.

Gross margin contribution decreased to 6.4% for the three months ended March 31, 2025 from 8.2% for the comparable period last year, which was primarily the result of inflationary pressures on most all expenses as well as significant discounting created by the Company’s value promotions in the face of weak consumer spending.

Franchising

Although the ERC refund for extra expenses and lost revenue was recorded in the first quarter of 2023, the actual reimbursements occurred mostly in 2024 and a portion of that reimbursement has yet to be received but has been acknowledged by the Internal Revenue Service.

The revenue from this venue increased from $1,425,290 to $1,445,908 in the three months ended March 31, 2025 compared to the corresponding period in 2024. There was a one-time charge in 2024 of approximately $77,000 due to a change in the method of recording income from product usage as reported by monthly distributor reports to acknowledge revenue when the manufacturers acknowledge it, which causes an income recognition problem because the Company does not have any type of report telling them when the manufacturers recognize the liability. When the Company was using the distributor reports it gave the Company control over what the manufacturers were acknowledging. This change lowered revenue from this venue in December 2024, which will be recognized in future periods. There was another charge of approximately $75,000 to revenue from this revenue due to the charge off of a receivable from a soft drink supplier under a binding agreement entered into in 2023 for an allowance to the Company of $125,000 to be paid in equal payments over five years for changing the soft drink brands offered in Company-owned Craft Pizza & Pub locations. That lowered revenue reported in December 2024 by $75,000, however the Company will recognize $25,000 of related revenue in each of the years 2025, 2026 and 2027.

The Company enjoyed significant growth in the number of non-traditional franchises opened during 2024, which is continuing at an accelerated pace so far in 2025. The Company opened 68 new non-traditional locations in 2024 and is expecting to open 60 to 70 new non-location locations in 2025. The Company still has a pipeline of interested prospects for additional franchise sales and a significant number of franchised locations sold but not yet opened.

Salaries and wages decreased to 14.6% from 16.4% as a percent of revenue for the comparable period in 2025 versus 2024. This decrease came primarily from the growing number of franchises open without the necessity of adding additional staff. The Company’s franchising business model allows it to substantially grow the number of open units without any material increase in overhead.

Company-Owned Non-Traditional Location

Gross revenue from this venue increased to $294,573 from $238,147 in the three-month period ended March 31, 2025 compared to the corresponding period in 2024. This growth came despite the operations being moved out of the primary location in the facility into temporary space with limited hours and limited menu while the primary space was being totally remodeled. In addition to remodeling the primary space, the hospital completed the construction and an addition to the hospital which significantly increased the hospital’s capacity and number of rooms for occupancy. In 2025, as the Company is back in its traditional space after the remodel and the hospital has opened its new additional wing and fully in operation, the Company is now experiencing approximately 25% growth in its sales over the same period a year ago and expects to continue that throughout the year. The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Other Expenses

Depreciation and amortization remained approximately constant at $96,000 for the three-month periods ended March 31, 2025 and 2024. The primary reason for this consistency is the fact that no additional new Company-owned locations have opened since late 2021. In December 2024 the Company recognized a one-time charge of approximately $113,000 for depreciation of some used equipment from a prior closed location for which it failed to charge depreciation for the remaining useful life. That was a one-time charge and will not impact or reoccur on any future report.

General and administrative expenses decreased to $424,405 from $577,286 for the three-month period ended March 31, 2025 compared to the corresponding period in 2024. The primary reason for the decrease was the continued focus on maintaining low administrative cost while increasing revenue through expansion of the non-traditional franchise locations. Furthermore, this strategy does not require significant additional capital to support growth as well.

Interest expense decreased to $329,754 from $394,180 for the three-month period ended March 31, 2025 compared to the corresponding period in 2024. The primary reason for the decrease was the continued repayment of principal in the amount of $83,333 per month for all months up through April, however was offset by the addition of non-cash PIK interest which increased the principal amount. In May the monthly principal payments increased to $91,667 in connection with the extension of maturity of the Senior Note. In addition, starting in May 2025, the interest rate on this loan changed to SOFR plus 9% and the PIK interest was discontinued, which had formerly been 3%.

Net income was $130,633 after an accrual for income tax, which will not be paid in cash for a significant period of time, or $.01 per share, for the three-month period ended March 31, 2025. The income prior to the non-cash tax accrual was $171,885 compared to a net loss of $86,477 before tax effect for the comparable period in 2024.

Liquidity and Capital Resources

The Company’s current ratio was .9-to-1 as of March 31, 2025 compared to .9-to-1 as of December 31, 2024. As a result of the amendment, including the extension of the maturity of the Senior Note to June 30, 2026, both the Senior Note and the subordinated convertible notes were carried as long-term liabilities as of December 31, 2024, except for the required principal payments due in the next 12 months.

In January 2017, the Company completed the offering of $2.4 million principal amount of the Notes convertible at $0.50 per share and Warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment which brings the exercise price to $.10 per share as a result of the Senior Note extension. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at the current exercise price of $0.50 per share.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan and refinance the Senior Note before its maturity in 2026, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. If activist stockholder activities ensue, or if certain parties (acting individually or as a group) seek to continue or initiate interference in the Company’s business relationships, the Company business could be adversely impacted.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt and the rate that will be required for the new financing. As of March 31, 2025, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of approximately $6.5 million. The Company’s current borrowings are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $65,000 over the succeeding 12-month period.

ITEM 4. Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation and previously identified in connection with the preparation of the December 31, 2024 financial reports, as described in the 2024 Form 10-K. Management is implementing remediation efforts to address these alleged weaknesses. Management is committed to remediating them as quickly and efficiently as possible, validating those efforts will require time, operating over a sustained period and validation during the next audit.

The alleged weakness in controls consisted of inadequate receipts for certain expenses and identified that the Company’s financial close process allegedly did not include adequate controls to ensure timely and accurate reconciliation of certain account balances in the reconciliation process. In addition, the Company found that it lacked sufficient written documentation of internal control policies and procedures over some financial reporting processes. The absence of documented internal controls may impair the Company’s ability to ensure that controls are performed as intended increasing the risk of undetected errors or misstatements.

Except for ongoing remediation activities described above, there have been no changes in internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NOBLE ROMAN’S, INC.

Date: June 26, 2025	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and
Principal Financial Officer)

