Form 10-Q
period 2025-06-30
NOBLE ROMANS INC
filed 2025-08-21
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 18, 2025, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

The following unaudited consolidated financial statements are included herein:

Consolidated balance sheets as of December 31, 2024 and June 30, 2025 (unaudited)	Page 3
Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2024 and 2025 (unaudited)	Page 4
Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended June 30, 2024 and 2025 and six-month periods ended June 30, 2024 and 2025 (unaudited)	Page 5
Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2025 (unaudited)	Page 6
Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and Not Reviewed)

Assets	December 31, 2024	June 30, 2025
Current assets:	(not reviewed)	(not reviewed)
Cash	$710,227	$635,629
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	586,554	662,624
Inventories	986,975	1,003,365
Prepaid expenses	194,902	231,149
Total current assets	2,986,384	3,040,493

Property and equipment:
Equipment	4,349,205	4,398,834
Leasehold improvements	3,142,591	3,156,209
	7,491,796	7,555,043
Less accumulated depreciation and amortization	3,583,276	3,779,783
Net property and equipment	3,908,520	3,775,260
Deferred tax asset	3,532,199	3,371,410
Deferred contract cost	1,604,952	1,682,831
Goodwill	278,466	278,466
Operating lease right of use assets	4,154,804	3,746,195
Other assets including long-term portion of receivables - net	303,922	333,943
Total assets	$16,769,247	$16,228,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$840,848	$562,932
Current portion of operating lease liability	870,140	976,414
Current portion of Corbel loan payable	1,066,668	1,100,004
Warrant liability	538,822	538,822
Total current liabilities	3,316,478	3,178,172

Long-term obligations:
Term loan payable to Corbel net of current portion	5,551,738	5,084,293
Convertible notes payable	575,000	575,000
Operating lease liabilities - net of short-term portion	3,505,718	2,971,443
Deferred contract income	1,604,952	1,682,833
Total long-term liabilities	11,237,408	10,313,569
Total liabilities	$14,553,886	$13,491,741
See Note 9 regarding Contingencies
Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2024 and as of June 30, 2025)	24,867,778	24,887,761
Accumulated deficit	(22,652,417)	(22,150,904)
Total stockholders’ equity	2,215,361	2,736,857
Total liabilities and stockholders’ equity	$16,769,247	$16,228,598

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	Three months ended June 30,		Six months ended June 30,
	(not reviewed)		(not reviewed)
	2024	2025	2024	2025
Revenue:
Restaurant revenue – company-owned Craft Pizza & Pub	$2,222,551	$2,324,459	$4,218,075	$4,343,877
Restaurant revenue – company-owned non-traditional	236,705	295,025	474,852	589,598
Franchising revenue	1,435,748	1,454,251	2,861,039	2,900,159
Administrative fees and other	9,673	6,654	16,817	6,954
Total revenue	3,904,678	4,080,389	7,570,783	7,840,588

Operating expenses:
Restaurant expenses – company-owned Craft Pizza & Pub	1,978,273	2,009,183	3,809,717	3,899,870
Restaurant expenses – company-owned non-traditional	235,288	274,483	461,048	567,593
Franchising expenses	460,694	394,745	950,361	941,192
Total operating expenses	2,674,255	2,678,411	5,221,126	5,408,655

Depreciation and amortization	96,300	100,983	192,565	197,049
General and administrative expenses	570,129	386,260	1,147,416	810,665
Defense against activist shareholder	6,064	736	19,542	8,580
Total expenses	3,346,748	3,166,390	6,580,649	6,424,949
Operating income	557,930	913,999	990,134	1,415,639

Interest expense	435,184	423,582	829,365	753,336
Change in fair value of warrants	65,888	-	190,388	-
Income (loss) before income taxes	56,858	490,417	(29,619)	662,303
Income tax	-	119,537	-	160,789
Net income (loss)	$56,858	$370,880	$(29,619)	$501,514

Earnings (loss) per share – basic:
Net income (loss)	$.00	$.02	$(.00)	$.02
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	222,215,512

Diluted earnings (loss) per share:

Net income (loss)	$.00	$.02	$(.00)	$.02
Weighted average number of common shares outstanding	23,713,531	25,008,223	22,215,512	25,008,223

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited and Not Reviewed)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2025:

Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

Net income for six months ended June 30, 2025			501,514	501,514

Amortization of value of employee stock options	-	19,983	-	19,983
Balance at June 30, 2025	22,215,512	$24,887,760	$(22,150,904)	$2,736,857

Three Months Ended June 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2025	22,215,512	$24,877,769	$(22,521,784)	$2,355,985

Net income for three months ended June 30, 2025			370,880	370,880
Amortization of value of employee stock options	-	9,991	-	9,991
Balance at June 30, 2025	22,215,512	$24,887,760	$(22,150,904)	$2,736,857

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2024:

Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Net loss for the six months ended June 30, 2024			(29,619)	(29,619)

Amortization of value of employee stock options	-	5,983	-	5,983
Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

Three Months Ended June 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2024	22,215,512	$24,843,117	$(22,735,720)	$2,107,397

Net income for three months ended June 30, 2024			56,858	56,858
Amortization of value of employee stock options	-	2,992	-	2,992
Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and Not Reviewed)

	Six months ended
	June 30,
	(not reviewed)	(not reviewed)
OPERATING ACTIVITIES	2024	2025
Net income (loss)	$(29,619)	$501,514
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Change in fair value of warrants	190,388	-
Depreciation and amortization	428,649	323,469
Amortization of lease costs in excess of cash paid	9,761	2,527
Deferred income taxes	-	160,789
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	472,755	(75,190)
Inventories	(21,967)	(16,390)
Prepaid expenses	118,011	(36,247)
Other assets	(14,729)	(30,021)
Decrease in deferred contact cost	(15,305)	77,881
Increase (decrease) in:
Accounts payable and accrued expenses	(668,707)	(277,916)
Decrease (increase) in deferred contract income	3,627	(74,879)
NET CASH PROVIDED BY OPERATING ACTIVITIES	472,864	555,537
INVESTING ACTIVITIES
Purchase of property and equipment	(44,128)	(63,247)
NET CASH (USED) IN INVESTING ACTIVITIES	(44,128)	(63,247)

FINANCING ACTIVITIES
Payment of principal on Corbel loan	(500,000)	(566,888)
NET CASH (USED) IN FINANCING ACTIVITIES	(500,000)	(566,888)

Decrease in cash	(71,264)	(74,598)
Cash at beginning of period	872,335	710,227
Cash at end of period	$801,071	$635,629

Supplemental schedule of investing and financing activities

Cash paid for interest	$599,265	$453,158

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report.  Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiaries.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Effective June 18, 2025, Sassetti LLC resigned as the Company’s principal accountant. The Board of Directors of the Company is evaluating alternative independent accountants to serve as the Company’s auditor for 2025. Accordingly, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the SEC.  As a result, this report is deemed deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder.

The Company expects that once the Board of Directors has retained a new auditor for 2025 and its review is completed, the Company will file with the SEC an amendment to this Form 10-Q to include the reviewed financial statements and any additional disclosures if necessary.

Significant Accounting Policies

During the first quarter of 2023, the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.46 million, which primarily affected the franchising venue as other operating expenses, a much smaller amount affected general and administrative expenses and approximately $83,000 of the affected the Company’s subsidiary, RH Roanoke. This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications, the Internal Revenue Service (the “IRS”), indicated the final refund claim had been received and was in process.

There have been no significant changes in the Company's accounting policies from those disclosed in the 2024 Form 10-K.

Note 2 – Inventory.

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At June 30, 2025 and December 31, 2024, inventory consisted of the following:

	As of 12/31/24	As of 6/30/25
Ingredient inventory used to make products in company locations	$171,793	$179,962
Marketing materials	31,239	31,551
Equipment inventory	783,943	791,852
Total	$986,975	$1,003,365

Note 3 – Royalties and fees included initial franchise fees of $52,409 (after deferral of initial fees of $135,000 and amortization of $123,721 of previously deferred fees and receipt of $4,000 in transfer fees) for the six-month period ended June 30, 2025 and $122,846 (after deferral of initial fees of $127,500 and amortization of $94,846 of previously deferred fees and receiving $28,000 in transfer fees) for the six-month period ended June 30, 2024.  Royalties and fees included equipment commissions of $17,605 for the six-month period ended June 30, 2025, and $92,104 for the six-month period ended June 30, 2024.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $2,900,159 for the six-month period ended June 30, 2025 and $2,861,039 for the six-month period ended June 30, 2024. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

Deferred contract income and deferred costs were $1,682,831 as of June 30, 2025.

At December 31, 2024 and June 30, 2025, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of June 30, 2025, will be collected.

During the three-month and six-month periods ended June 30, 2025 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  There were 21 new non-traditional outlets opened and three non-traditional outlets closed during the six-month periods ended June 30, 2025, respectively.

Note 4 – As the Company reported previously, it is pursuing plans for new financing to repay the loan from Corbel Capital Partners SBIC, L.P. (“Corbel”) and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned on favorable terms or at all. However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing before the Corbel loans are due.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$378,535	22,215,512	$0.02
Effect of dilutive securities
Stock option and warrant dilution		1,642,711
Convertible notes	14,375	1,150,000	-
Diluted earnings per share
Net income	$392,910	25,008,223	$0.02

	Three Months Ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$56,858	22,215,512	$0.00
Effect of dilutive securities
Stock option and warrant dilution		248,019
Convertible notes	15,000	1,250,000	-
Diluted earnings per share
Net income	$71,858	23,713,531	$0.00

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the six-month periods ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30, 2025
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$501,514	22,215,512	$0.02
Effect of dilutive securities
Stock and warrant dilution		1,642,711
Convertible notes	28,750	1,150,000	-
Diluted earnings per share
Net income	$530,264	25,008,223	$0.02

	Six Months Ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(29,619)	22,215,512	$(0.00)
Effect of dilutive securities
Stock option and warrant dilution		248,019
Convertible notes	28,750	1,250,000	-
Diluted earnings (loss) per share
Net loss	$(869)	22,215,512	$(0.00)

Note 6 – On February 7, 2020, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (as amended, the “Agreement”) with Corbel pursuant to which, among other things, the Company issued to Corbel a senior secured promissory note (as amended, the “Senior Note”) in the initial principal amount of $8.0 million. The Company used the net proceeds of the Agreement as follows: (i) $4.2 million was used to repay the Company’s then-existing bank debt which was in the original amount of $6.1 million; (ii) $1,275,000 was used to repay the portion of the Company’s existing subordinated convertible debt the maturity date of which most had not previously been extended; (iii) payment of debt issuance costs; and (iv) the remaining net proceeds were used for working capital or other general corporate purposes, including development of new Company-owned Craft Pizza & Pub locations.

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest.  Interest is payable in arrears on the last calendar day of each month.  The Senior Note matures on June 30, 2026. The Senior Note requires principal payments of $91,667 per month.

In conjunction with the borrowing under the Senior Note, the Company issued to Corbel a warrant (as amended the “Original Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Original Corbel Warrant entitles Corbel to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”).  Upon extension of the Senior Note in April 2025, the Company issued an additional Warrant (the “New Corbel Warrant”) to Corbel to purchase up to 750,000 additional shares at an exercise price of $0.10 per share and agreed to issue additional warrants at an exercise price of $.10 per share prior to the repayment of the Senior Note. Cashless exercise is only permitted with respect to Tranche 3 of the Original Corbel Warrant and the New Corbel Warrant. Corbel has the right, within eight months after the issuance of any shares under the Original Corbel Warrant or the New Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Original Corbel Warrant expires on the tenth anniversary of the date of its issuance.  The New Corbel Warrant expires on the fifth anniversary of the date of its issuance.  The Company was in compliance with the Agreement as of June 30, 2025.

According to the information provided to the Company in a Schedule 13GA, filed with the SEC on July 25, 2025 by Corbel.  Corbel and its affiliates hold warrants to purchase up to 3,000,000 shares.  However, Corbel agreed that only warrants for 9.99999% of the outstanding shares of common stock are exercisable (the “Warrant Blocker”).  Taking into account the Warrant Blocked, at the current time only warrants for up to 2,468,362 shares are exercisable.

At June 30, 2025, the balance of the Senior Note was comprised of:

Principal	$6,403,182
Unamortized Warrant Discount and Loan Closing Cost	218,885
Carrying Value	$6,184,297

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

Note 8 - The Company evaluated subsequent events through the date of issuing this report and the Company did issue an additional Corbel warrant for the purchase of an additional 500,000 shares an exercise price of $.10 per share in August 2025.

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

The Company has been operating and franchising Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in January 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Since then, the Company opened a total of eight more Company-operated Craft Pizza & Pub locations in 2017, 2018, 2020 and 2021.  The Company-operated locations serve as the base for what it sees as a significant potential future growth driver by franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In addition to the nine Company-operated Craft Pizza & Pub locations, third-party franchisees opened three franchised locations during 2019 and 2020.  Today, in total, there are 12 Craft Pizza & Pub locations in operation.

Noble Roman’s Pizza for Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other host business or activity with existing traffic) such as entertainment facilities, hospitals, convenience stores and other types of facilities.  Today the Company is focusing primarily on convenience stores and travel plazas for rapid expansion of its non-traditional franchises.  These locations offer traditional Noble Roman’s style pizzas, along with its great tasting, high quality ingredients and menu extensions.

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

Revenue from the franchising venue declined in 2021 and early 2022 due to the number of government-forced closures in an attempt to prevent the spread of COVID.  The franchising venue was made up of a number of franchises located in all types of entertainment facilities such as bowling centers and family entertainment centers.  The regulations varied in different states but for the most part closing orders were in effect for two years after which most of those franchisees did not have the financial means of reopening.

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The Company continues to focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes.  The Company has sold many units yet to be opened and still has a significant pipeline of prospects to expand the number of non-traditional franchise locations in operation.

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

The Company designed its curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience.  With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets.  Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle.  With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes.  The Company’s continued focus on quality service and speed in the Craft Pizza and Pub locations has resulted in May 2025 being the most profitable month of operations on a combined basis since August 2022.  In addition, same store sales during the second quarter 2025 increased by 4.6% over the corresponding quarter a year ago.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional host facilities becoming more willing to look at expansion options and to invest in their growth.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open. The tight control on administrative costs has led to general and administrative expenses of approximately $386,000 in the second quarter of 2025 versus $570,000 in the corresponding quarter in 2024.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2024		2025		2024		2025
Revenue	$2,222,551	100%	$2,324,459	100%	$4,218,075	100%	$4,343,877	100%
Cost of sales	463,324	20.8	479,606	20.6	880,934	20.9	895,873	20.6
Salaries and wages	627,292	28.2	624,937	26.9	1,222,334	29.0	1,224,088	28.2
Facility cost including rent, common area and utilities	391,487	17.6	417,342	17.9	780,872	18.5	828,886	19.1
Packaging	66,563	3.0	76,518	3.3	129,073	3.1	144,219	3.3
Delivery fees	64,424	2.9	41,079	1.8	101,484	2.4	105,201	2.4
All other operating expenses	365,183	16.4	369,701	15.9	695,020	16.5	701,603	16.2
Total expenses	1,978,273	89.0	2,009,183	86.4	3,809,717	90.3	3,899,870	89.8
Margin contribution	244,278	11.0%	315,276	13.6%	$408,358	9.7%	$444,007	10.2%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising activities and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2024		2025		2024		2025
Total royalties and fees revenue	$1,435,748	100%	$1,454,251	100%	$2,861,039	100%	$2,900,159	100%
Salaries and wages	228,518	15.9	174,860	12.0	462,411	16.2	385,966	13.3
Franchise promotion	60,576	4.2	29,221	2.0	120,576	4.2	89,221	3.1
Insurance	84,880	5.9	87,774	6.0	157,065	5.5	175,009	6.0
Travel and auto	35,156	2.4	22,296	1.5	82,366	2.9	55,681	1.9
All other operating expenses	51,564	3.7	80,594	5.6	127,943	4.5	235,315	8.2
Total expenses	460,694	32.1	394,745	27.1	950,361	33.2	941,192	32.5
Margin contribution	$975,054	67.9%	$1,059,506	72.5	$1,910,678	66.8%	$1,958,967	67.5%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2024		2025		2024		2025
Revenue	$236,705	100%	$295,025	100%	$474,852	100%	$589,598	100%
Total expenses	235,288	9.4	274,483	93.0	461,048	97.1	567,593	96.3
Margin contribution	$1,417	.6%	$20,542	7.0%	$13,803	2.9%	$22,005	3.7%

Note: The significant increase in revenue was primarily the result of the host facility remodeling its food area and opening up another wing of the hospital late in 2024.

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.22 million to $2.32 million and from $4.22 million to $4.34 million for the respective three-month and six-month periods ended June 30, 2025, compared to the corresponding periods in 2024.  Sales for both periods were somewhat negatively affected by general economic uncertainty affecting consumer spending which the Company sought to offset by promotional efforts and continued positive guest satisfaction ratings.

Cost of sales as a percentage of revenue from this venue decreased to 20.6% for both the three-month and six-month periods ended June 30, 2025 from 20.8% and 20.9% for the three-month and six-month periods ended June 30, 2024, respectively.  The Company has experienced some significant increases in product costs, particularly in pizza cheese, the market price of which has averaged 9% higher in the second quarter of 2025 versus the same period in 2024.  However, the Company has been carefully modulating its promotional activity to help margins and has focused extensively on operational controls with relatively stable management staffing. Other than rebalancing beer and wine pricing, the Company has not implemented a menu price increase in 2025.

Salaries and wages as a percentage of revenue decreased to 26.9% and 28.2% from 28.2% and 29.0% for the respective three-month and six-month periods ended June 30, 2025, compared to the corresponding periods in 2024. The cost of management salaries has continued to increase significantly due to the shortage of qualified candidates and general competition for those employees.  The Company was able to offset these increases with efficiencies gained and implemented in scheduling and supervision and with the transferal of some management tasks to lower priced hourly employees.

Margin contribution as a percentage of revenue for this venue increased to 13.6% and 10.2% from 11.0% and 9.7% for the respective three-month and six-month periods ended June 30, 2025 compared to the corresponding periods in 2024.  This margin increase was partially the result of the sales increase, as explained above, and partially the result of efficiencies gained in the cost of operations.

Franchising

Total revenue was $1.45 million and $2.90 million for the three-month and six-month periods ended June 30, 2025 compared to $1.44 million and $2.86 million for the corresponding periods in 2024, respectively.  This was primarily the result of the Company determining to redirect additional staff efforts to the sale of non-traditional franchises while still carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic and its after-effects coming to an end and the determination that owners of non-traditional locations would be more willing to look at expansion options and to invest in their growth.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales and that number further expanded during the first six months of 2025 as the Company sold seven more units than it has opened.  The Company believes this growth points to an attractive opportunity for the coming months due to anticipated opening of new units already sold and the number of interested prospects that the Company has identified.

Salaries, wages and all other operating expenses of this venue were all kept in line with past results and the Company continues to maintain tight control over such expenses.

The margin contribution was 72.5% and 67.5% for the three-month and six-month periods ended June 30, 2025, compared to 67.9% and 66.8% for the comparable periods in 2024, respectively.

Company-Owned Non-Traditional Location

Gross revenue from this venue was $295,000 and $590,000 during the three-month and six-month periods ended June 30, 2025, compared to $237,000 and $475,000 for the comparable periods in 2024, respectively.   The primary reason for the increase in revenue during both periods was the withdrawal of certain prior restrictions placed on the host hospital facility.

Total expenses were $274,000 and $568,000 for the three-month and six-month periods ended June 30, 2025, compared to $235,000 and $461,000 for the comparable periods in 2024, respectively.  The increase in expenses resulted from the increase in revenue.

Other Expenses

Depreciation and amortization expense was relatively unchanged for the three-month and six-month periods ended June 30, 2025, compared to comparable periods in 2024, respectively.  The depreciation expense has remained mostly constant as a result of not opening any new corporate-owned locations in both years.

General and administrative expenses were $386,000 and $811,000 for the three-month and six-month periods ended June 30, 2025, compared to $570,000 and $1,147,000 for the comparable periods in 2024, respectively.  This reflects the Company’s focus on managing costs while growing revenue through franchising.

Operating income was $913,999 and $1,415,639 for the three-month and six-month periods ended June 30, 2025, compared to $557,930 and $990,134 for the comparable periods in 2024, respectively.

Interest expense was $424,000 and $753,000 for the three-month and six-month periods ended June 30, 2025, compared to $435,000 and $829,000 for the comparable periods in 2024, respectively.  The primary reason for the decrease in both periods was a continued amortization of principal amount each month against the outstanding loan.  Interest is currently being reduced by the Company making a payment on principal each month of $83,333 until May 2025 when the monthly principal payment was increased to $91,667 per month.  The PIK interest which was being added to the principal each month is no longer being charged since April 2025.

Since the Company will not be paying any income tax, as a result of its deferred tax credit, for a number of years, net income before taxes is highly informative and that was $490,417 for the quarter ended June 30, 2025 and $662,303 for the six months ended June 30, 2025.

Liquidity and Capital Resources

The Company’s current ratio was 1.1-to-1 as of June 30, 2025 compared to .9-to-1 as of December 31, 2024.  As a result of the Corbel amendment, including the extension of the maturity of the Senior Note to June 30, 2026, both the Senior Note and the subordinated convertible notes were carried as long-term liabilities as of December 31, 2024 and June 30, 2025, except for the required principal payments due in the next 12 months.

In January 2017, the Company completed the offering of $2.4 million principal amount of the promissory notes (the “Notes”) convertible at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment which brings the exercise price to $.10 per share as a result of the Senior Note extension. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at the current exercise price of $0.50 per share.

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

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest, which prior to April 2025 was added to the principal amount of the Senior Note.  Interest is payable in arrears on the last calendar day of each month. The original maturity date of the Senior Note was February 7, 2025, however the maturity has now been extended by mutual agreement to June 30, 2026. The Senior Note requires principal payments of $91,667 per month starting in May 2025.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan and refinance the Senior Note before its maturity in 2026, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees, inflation and other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the 2024 Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  In addition, if activist stockholder activities ensue, or if certain parties (acting individually or as a group) seek to continue or initiate interference in the Company’s business relationships, the Company’s business could be adversely impacted.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt and the rate that will be required for the new financing. As of June 30, 2025, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of approximately $6.4 million.  The Company’s current borrowings are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $59,000 over the succeeding 12-month period.

ITEM 4.  Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

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

Except for ongoing remediation activities described above, there have been no changes in internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is not involved in material litigation against it.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 5. Other Information.

Mr. Bill Wildman, a director of the Company, died in July of 2025. Upon his passing, the Board of Directors elected to reduce the authorized number of directors from five members to four members.

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

4.6	Form of Warrant issued to Corbel Capital Partners, SBIC, L.P. dated April 14, 2025.
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

10.9

Amendment to the Senior Secured Promissory Note and Warrant Purchase Agreement and Other Note Documents and Waiver, dated as of September 29, 2022, by and among Registrant and Corbel Capital Partners SBIC, L.P. dated September 29, 2022, filed as Exhibit 10.7 to the Registrant’s Form 10-Q filed May 10, 2023 is incorporated herein by reference.

10.10	Amendment Number Two dated as of January 28, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P.
10.11	Amendment Number Three dated as of April 4, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P.
10.12	Amendment Number Four dated as of April 14, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P.
21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.
31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)
31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)
32.1	C.E.O. Certification under 18 U.S.C. Section 1350
32.2	C.F.O. Certification under 18 U.S.C. Section 1350
101	Interactive Financial Data

*Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: August 21, 2025	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and
Principal Financial Officer)

