Form 10-Q
period 2025-09-30
NOBLE ROMANS INC
filed 2025-12-29
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 25, 2025, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

The following unaudited consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2024 and September 30, 2025 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2024 and 2025 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended September 30, 2024 and 2025 and nine-month periods ended September 30, 2024 and 2025 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2025 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and Not Reviewed)

Assets	December 31, 2024	September 30, 2025
Current assets:	(not reviewed)	(not reviewed)
Cash	$710,227	$719,500
Employee Retention Tax Credit Receivable	507,726	507,726
Accounts receivable - net	586,554	723,065
Inventories	986,975	1,038,756
Prepaid expenses	194,902	264,271
Total current assets	2,986,384	3,253,318

Property and equipment:
Equipment	4,349,205	4,427,934
Leasehold improvements	3,142,591	3,178,330
	7,491,796	7,606,264
Less accumulated depreciation and amortization	3,583,276	3,877,732
Net property and equipment	3,908,520	3,728,532
Deferred tax asset	3,532,199	3,230,263
Deferred contract cost	1,604,952	1,696,452
Goodwill	278,466	278,466
Operating lease right of use assets	4,154,804	3,546,069
Other assets including long-term portion of receivables-net	303,922	350,956
Total assets	$16,769,247	$16,084,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$840,848	$470,213
Current portion of operating lease liability	870,140	976,414
Current portion of Corbel loan payable	1,066,668	5,691,623
Convertible notes payable		575,000
Warrant liability	538,822	517,193
Total current liabilities	3,316,478	8,230,443

Long-term obligations:
Term loan payable to Corbel net of current portion	5,551,738	-
Convertible notes payable	575,000	-
Operating lease liabilities - net of short-term portion	3,505,718	2,771,316
Deferred contract income	1,604,952	1,696,452
Total long-term liabilities	11,237,408	4,467,768
Total liabilities	14,553,886	12,698,211
See Note 9 regarding Contingencies
Stockholders’ equity:
Common stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2024 and as of September 30, 2025)	24,867,778	24,896,957
Accumulated deficit	(22,652,417)	(21,511,112)
Total stockholders equity	2,215,361	3,385,845
Total liabilities and stockholders’ equity	$16,769,247	$16,084,056

See accompanying notes to condensed consolidated financial statements (unaudited

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Revenue:	(not reviewed)	(not reviewed)	(not reviewed)	(not reviewed)
Restaurant revenue - company-owned restaurants	$2,195,167	$2,286,707	$6,413,242	$6,630,583
Restaurant revenue - company-owned non-traditional	218,193	331,812	693,045	921,409
Franchising revenue	1,437,664	1,467,655	4,298,703	4,367,815
Administrative fees and other	29,142	57,479	45,959	64,433
Total revenue	3,880,166	4,143,653	11,450,949	11,984,240

Operating expenses:
Restaurant expenses - company-owned restaurants	2,021,828	1,994,014	5,831,544	5,893,883
Restaurant expenses - company-owned non-traditional	269,675	303,929	730,723	871,523
Franchising expenses	499,781	459,998	1,450,143	1,401,190
Total operating expenses	2,791,284	2,757,941	8,012,410	8,166,596

Depreciation and amortization	96,068	97,949	288,634	294,998
General and administrative expenses	566,275	468,145	1,713,691	1,278,811
Defense against activist shareholder	9,916	552	29,458	9,132
Total expenses	3,463,543	3,324,588	10,044,193	9,749,537
Operating income	416,623	819,065	1,406,756	2,234,703

Interest expense	415,524	405,534	1,244,889	1,158,870
Decrease in fair value of warrant	(192,215)	(367,408)	(1,828)	(367,408)
Income before income taxes	193,314	780,939	163,695	1,443,241
Income tax expense	-	141,147	-	301,936
Net income	$193,314	$639,792	$163,695	$1,141,305

Earnings per share – basic:

Net income	$0.01	$0.03	$0.01	$0.05
Weighted average number of common shares outstanding	22,215,512	22,215,512	22,215,512	22,215,512

Diluted earnings per share:

Net income	$0.01	$0.03	$0.01	$0.04
Weighted average number of common shares outstanding	24,149,723	25,966,081	24,368,453	25,966,081

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(Unaudited and Not Reviewed)

Nine Months Ended

September 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

Net income for nine months ended September 30, 2025			1,141,305	1,141,305
Amortization of value of employee stock options		29,179		29,179
Balance at September 30, 2025	22,215,512	$24,896,957	$(21,511,112)	$3,385,845

Three Months Ended

September 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2025	22,215,512	$24,887,761	$(22,150,904)	$2,736,857

Amortization of value of employee stock options		9,196		9,196

Net income for three months ended September 30, 2025			639,792	639,792

Balance at September 30, 2025	22,215,512	$24,896,957	$(21,511,112)	$3,385,845

Nine Months Ended

September 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

Net income for nine months ended September 30, 2024			163,695	163,695
Amortization of value of employee stock options		17,661		17,661
Balance at September 30, 2024	22,215,512	$24,857,787	$(22,485,548)	$2,372,239

Three Months Ended

September 30, 2024:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2024	22,215,512	$24,846,109	$(22,678,862)	$2,167,247

Amortization of value of employee stock options		11,678		11,678

Net income for three months ended September 30, 2024			193,314	193,314

Balance at September 30, 2024	22,215,512	$24,857,787	$(22,485,548)	$2,372,239

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and Not Reviewed)

	Nine months ended September 30,
	2024	2025
OPERATING ACTIVITIES	(not reviewed)	(not reviewed)
Net income	$163,695	$1,141,305
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant	(1,828)	(21,629)
Depreciation and amortization	288,634	294,456
Interest paid-in-kind	219,151	158,309
Additional debt discount incurred		(556,362)
Accretion of debt discount	153,425	263,153
Stock option expense	17,661	29,179
Amortization of right-of-use lease assets	575,720	608,736
Amortization of operating lease liabilities	(594,877)	(628,128)
Deferred income taxes	-	301,936
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	386,946	(136,511)
Inventories	(466)	(51,781)
Prepaid expenses	155,750	(69,369)
Deferred contract income net of deferred contract cost	(14,181)	-
Other assets including long-term portion of receivables	(27,828)	(47,033)
(Decrease) in:
Accounts payable and accrued expenses	(825,399)	(370,635)
NET CASH PROVIDED BY OPERATING ACTIVITIES	496,403	915,626

INVESTING ACTIVITIES
Purchase of property and equipment	(67,259)	(114,468)
NET CASH USED IN INVESTING ACTIVITIES	(67,259)	(114,468)

FINANCING ACTIVITIES
Principal payments on Corbel term loan	(750,000)	(791,885)
NET CASH USED IN FINANCING ACTIVITIES	(750,000)	(791,885)

Decrease (increase) in cash	(320,856)	9,273
Cash at beginning of period	872,335	710,227
Cash at end of period	$551,479	$719,500

Supplemental schedule of investing and financing activities

Cash paid for interest	$901,357	$683,015
Cash paid for income taxes	$-	$-

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Significant Accounting Policies

Use of Estimates:  The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

During the first quarter of 2023, the Company determined that it is entitled to an Employee Retention Tax Credit (“ERTC”) of $1.718 million and has submitted amended Federal Form 941 returns claiming that refund.  The ERTC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses for applying for the refund of $258,000, or a net of $1.46 million, which primarily affected the franchising venue as other operating expenses, a much smaller amount affected general and administrative expenses and approximately $83,000 of the refund affected the Company’s subsidiary, RH Roanoke.  Although the refund was recorded in the first quarter of 2023, it effectively reimbursed for expenses and lost revenue that occurred over several prior quarters. To date the Company has received all five quarterly refunds for Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc. In recent communications, the Internal Revenue Service (the “IRS”) indicated the final refund claim had been received and was in process.  As of September 30, 2025 and December 31, 2024, the Company has 507,726 included in employee retention tax credit receivable on the balance sheet

There have been no significant changes in the Company's accounting policies from those disclosed in the 2024 Form 10-K.

Note 2 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment to be used in future locations.  At September 30, 2025 and December 31, 2024 inventory consisted of the following:

	As of 12/31/24	As of 9/30/25
Ingredient inventory used to make products in company locations	$171,793	$178,392
Marketing materials	31,239	68,512
Equipment inventory	783,943	791,852
Total	$986,975	$1,038,756

Note 3 – Royalties and fees included initial franchise fees of $158,487 (after deferral of initial fees of $127,500 and amortizing $158,487 of previously deferred fees) for the nine-month period ended September 30, 2025, and $192,538 for the nine-month period ended September 30, 2024.  Royalties and fees included initial franchise fees of $46,379 for the three-months ended September 30, 2025 and $69,692 for the three-month period ended September 30, 2024.  Royalties and fees included equipment commissions of $43,269 for the nine-month period ended September 30, 2025, and $104,456 for the nine-month period ended September 30, 2024. Royalties and fees included equipment commissions of $25,665 for the three-months ended September 30, 2025 compared to $12,352 for the three-month period ended September 30, 2024. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $4.4 million for the nine-month period ended September 30, 2025, and $4.3 million for the nine-month period ended September 30, 2024. Royalties and fees including initial franchise fees and equipment commissions were $1.5 million for the three-month period ended September 30, 2025 compared to $1.4 million for the three-month period ended September 30, 2024.

At September 30, 2025, the deferred contract income and deferred contract cost was $1,696,452.  The deferred contract income and deferred contract cost was $1,604,952 as of December 31, 2024. Both balances are recognized in income and expense over the term of the underlying franchise agreement.

At December 31, 2024 and September 30, 2025, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of September 30, 2025, will be collected.

During the three-month and nine-month periods ended September 30, 2025 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  There have been 31 new non-traditional locations opened January 1, 2025 through September 30, 2025.  The Company currently expects franchisees to open approximately 27 non-traditional franchise locations prior to December 31, 2025.   Of these 27 expected, approximately eight were opened in October.  During the period January 1, 2025 through September 30, 2025 there were two units closed and as of now we have no information about any other units closing.

Note 4 –The Company is pursuing plans for new financing to repay the loan from Corbel Capital Partners SBIC, L.P. (“Corbel”) and to repay the subordinated notes. There can be no assurance that the Company will be able to obtain the financing as planned.  However, based on its credit metrics, including its recent and forecasted earnings before interest, taxes and depreciation and amortization, the Company believes it will be able to complete the refinancing.  Based on terms indicated in ongoing discussions between the Company and potential lenders, the Company currently expects the refinancing will result in some reduction in its effective interest rate and will not require any equity-dilutive provisions such as were included in its current financing arrangement with Corbel.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$639,792	22,215,512	$0.03
Effect of dilutive securities
Stock option and warrant dilution		2,600,569
After-tax interest on convertible notes	14,375
Convertible notes		1,150,000

Diluted earnings per share
Net income	$654,167	25,966,081	$0.03

	Three Months Ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$193,314	22,215,512	$0.01
Effect of dilutive securities
Stock option and warrant dilution		684,211
After-tax interest on convertible notes	14,375
Convertible notes		1,250,000

Diluted earnings per share
Net income	$207,689	24,149,723	$0.01

The following table sets forth the calculation of basic and diluted earnings per share for the nine-month periods ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$1,141,305	22,215,512	$0.05
Effect of dilutive securities
Stock option and warrant dilution		2,600,569
After-tax interest on convertible notes	43,125
Convertible notes		1,150,000

Diluted earnings per share
Net income	$1,184,430	25,966,081	$0.05

	Nine Months Ended September 30, 2024
	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$163,695	22,215,512	$0.01
Effect of dilutive securities
Stock option and warrant dilution		902,941
After-tax interest on convertible notes	43,125
Convertible notes		1,250,000

Diluted earnings per share
Net income	$206,820	24,368,453	$0.01

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

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest.  The interest rate at September 30, 2025 was 13.25%. Interest is payable in arrears on the last calendar day of each month.  The Senior Note matures on June 30, 2026. The Senior Note requires principal payments of $91,667 per month.

In conjunction with the borrowing under the Senior Note, the Company issued to Corbel a warrant (as amended the “Original Corbel Warrant”) to purchase up to 2,250,000 shares of Common Stock. The Original Corbel Warrant entitles Corbel to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”). The estimated fair value of the Original Corbel Warrants on date of agreement was $29,037. The fair value was recorded as a discount to the notes and is accreted through interest expense over the term of the notes. The fair value of the Original Corbel Warrants was considered a liability that is required to be remeasured at each reporting period with the change recorded in earnings.

Upon extension of the Senior Note in April 2025, the Company issued an additional Warrant to Corbel to purchase up to 750,000 additional shares at an exercise price of $0.10 per share and issued another Warrant for 500,000 shares in August 2025 and 250,000 shares in September 2025 and agreed to issue an additional 250,000 warrants each 30 days as long as the debt is still outstanding at an exercise price of $0.10 per share prior to the repayment of the Senior Note (collectively, the “New Corbel Warrants”). Cashless exercise is only permitted with respect to Tranche 3 of the Original Corbel Warrant and the New Corbel Warrants. Corbel has the right, within eight months after the issuance of any shares under the Original Corbel Warrant or the New Corbel Warrants, to require the Company to repurchase such shares for cash or for put notes, at the Company's discretion. The Original Corbel Warrant expires in 2027.  The New Corbel Warrants expire on the fifth anniversary of the date of their issuance.  The Company was in compliance with the Agreement as of September 30, 2025. The fair value of the New Corbel Warrants was considered a liability that is required to be remeasured at each reporting period with the change recorded in earnings. The estimated value of each of these warrants is accounted for as debt discount and is amortized over the period until the Notes mature.  The fair value of warrants were based on the Black Scholes calculation with a stock price of $0.18 per share, exercise price of $0.10 per share and risk free interest rate of 3.74.

The estimated fair value of the Original Corbel Warrant and New Corbel Warrant liability was $517,193 on September 30, 2025 and $523,219 on June 30, 2025.  Corbel and its affiliates held warrants to purchase up to 3,250,000 shares, according to the information provided to the Company in Schedule 13GA filed with the SEC on July 25, 2025 by Corbel and in accordance with the terms of the Warrants held by Corbel.  However, in the applicable Warrants Corbel agreed that only warrants for 9.99999% of the outstanding shares of common stock are exercisable (the “Warrant Blocker”).  Taking into account the Warrant Blocker, at the current time only warrants for up to 2,468,362 shares are exercisable.

At September 30, 2025, the balance of the Senior Note was comprised of:

Principal	$6,128,181
Unamortized Warrant Discount and Loan Closing Cost	436,558
Carrying Value	$5,691,623

For the three-month and nine-month periods ended September 30, 2025, total interest expense on the senior note was $405,534 and $1,158,870, respectively, which included PIK interest, non-cash accretion of the warrant discount and loan closing cost of $203,542 and $263,153.  For the three-month and nine-month periods ended September 30, 2024, total interest expense was $351,004 and $1,069,816, respectively including PIK interest, non-cash accretion of the warrant discount and loan closing cost of $113,433 and $343,532.

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

Note 8 – Deferred tax asset of $3.263 million was remaining at September 30, 2025 and a provision for income taxes at an effective rate of 24% was reflected on the operating statement for the three-months ending September 30, 2025 of $141,000 and the nine-months ending September 30, 2025 of $302,000 which was used to reduce the deferred tax asset.  The deferred tax asset of $3.263 million is more likely than not to be used up over the next five years, therefore no allowance was deemed necessary as of September 30, 2025.

Note 9 –  There were no material changes to the Company’s operating lease arrangements during the nine months ended September 30, 2025. The Company continues to operate under operating leases for its corporate office and nine Craft Pizza & Pub locations, with a weighted-average remaining lease term of approximately 49 months (excluding renewal options) and a weighted-average discount rate of 7%.

Note 10.  The Company has reviewed all transactions to which the Company and officers and directors of the Company are a party or have a financial interest. The board of directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director, via Herbst Capital Management, LLC. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units.  The Notes, at the time of issue, were to mature three years after issue date.  In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023.  Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC.  In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.  In September 2022, Paul Mobley bought a subordinated note in principal amount $200,000 from Marcel Herbst along with attached warrants.  In 2023 through September 2025, Paul Mobley received the 10% interest from the Company at the same time as all other subordinated debt holders were paid their interest. In February 2025, Paul Mobley purchased from Robert and Diane Paul a subordinated Note in the amount of $100,000 along with attached Warrants and through September Paul Mobley received the 10% interest from the Company at the same time as all other subordinated debt holders were paid their interest.

Note 11 – Stock-Based Compensation

The Company recognized stock-based compensation expense of $9,196 and $11,678 for the three months ended September 30, 2025 and 2024, respectively, and $29,179 and $17,661 for the nine months ended September 30, 2025 and 2024, respectively.  As of September 30, 2025, unrecognized compensation costs related to uninvested stock options was $87,203 which will be recognized over a weighted average period of 2.25 years.

There were 490,000 stock options granted and 62,500 forfeitures and none exercised during the nine-month period ended September 30, 2025.  Accordingly, the outstanding options as of September 30, 2025 were 4,341,334 compared to 3,913,834 as of December 31, 2024.

Note 12 – Segment Reporting

The Craft Pizza & Pub venue had revenue for the three-month and nine-month periods ended September 30, 2025 of $2.3 million and $6.6 million compared to $2.2 million and 6.4 million for the comparable periods in 2024.  Total expenses for that segment for the three-month and nine-month periods ended September 30, 2025 were $2.0 million and $5.9 million compared to $2.0 million and $5.8 million for the comparable periods in 2024.

The franchising venue had revenue for the three-month and nine-month periods ended September 30, 2025 of $1.5 million and $4.4 million compared to $1.4 million and $4.3 million for the comparable periods in 2024. Total expenses for that segment for the three-month and nine-month periods ended September 30, 2025 were $459,000 and $1.4 million compared to $500,000 and $1.5 million for the comparable periods in 2024

The company-owned non-traditional venue had revenue for the three-month and nine-month periods ended September 30, 2025 of $332,000 and $921,000 compared to $218,000 and $693,000 for the comparable periods in 2024. Total expenses for that segment for the three-month and nine-month periods ended September 30, 2025 were $304,000 and $872,000 compared to $270,000 and $731,000 for the comparable periods in 2024.

Note 13 - In October and November 2025 the Company issued New Corbel warrant for the purchase of an additional 500,000 shares in the aggregate of an exercise price of $0.10 per share.

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

The Company refocused its development plans toward selling more non-traditional franchises in the convenience store venue as a result of the pandemic coming to an end and the owners of convenience store and travel plaza locations becoming more willing to look at expansion options and to invest in their growth.  The Company continues to focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes.  The Company has sold many units yet to be opened and still has a significant pipeline of prospects to expand the number of non-traditional franchise locations in operation.  Since the beginning of 2022 franchisees of the company opened approximately 165 new locations while closing 22 locations during that same period with plans for the franchisees to open approximately 27 additional locations before the end of 2025.

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

The Company designed the system to enable fast cook times, with oven speeds running approximately three minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Delicious Cheese Sauce, most of which have been offered in its locations since 1972.  Salad bars have also been added to all company-operated locations.

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

The Company designed its curbside service for carry-out customers, called “Pizza Valet Service,” to create added value and convenience.  With Pizza Valet Service, customers place orders ahead, drive into the restaurant’s reserved valet parking spaces and have their pizza run to their vehicle by specially uniformed pizza valets.  Customers who pay when they place their orders are able to drive up and leave with their order very quickly without stepping out of their vehicle.  With the fast baking times, the entire experience, from order to pick-up can take as little as 12 minutes.  The Company’s continued focus on quality service and speed in the Craft Pizza and Pub locations has resulted in May 2025 being the most profitable month of operations on a combined basis since August 2022.  In addition, same store sales during the third quarter 2025 increased by 4.2% over the corresponding quarter a year ago.  Same store sales during the first nine months of 2025 are up 3.4% over the corresponding period in 2024.

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  The Company’s development plans stress selling more non-traditional franchises with the pandemic coming to an end and the owners of non-traditional host facilities looking to expand their options and to invest in their growth.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open.

The initial franchise fees, or upfront fees, for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional Except Hospitals	Non-Traditional Hospitals	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$7,500	$10,000	$30,000

The franchise fees are paid upon signing the franchise agreement and recorded in deferred income which begins amortizing into income over the life of the contract from the time the location opens for business and, when paid, are non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises.  For Craft Pizza & Pub franchises, the initial upfront fee is $30,000 for the first location, $25,000 for a franchisee’s second location and $20,000 for all locations thereafter.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2024		2025		2024		2025
Revenue	$2,195,167	100%	$2,286,707	100.0%	$6,413,242	100%	$6,630,583	100%
Cost of sales	469,197	21.4	475,841	20.8	1,350,131	21.1	1,371,714	20.7
Salaries and wages	632,823	28.8	633,856	27.7	1,855,157	28.9	1,857,944	28.0
Facility cost including rent, common area and utilities	410,624	18.7	420,676	18.4	1,191,496	18.6	1,242,025	18.7
Packaging	70,765	3.2	74,238	3.25	199,838	3.1	218,458	3.3
Third-party delivery fees	45,156	2.1	37,539	1.6	146,640	2.3	142,823	2.2
All other operating expenses	393,263	17.9	351,863	15.4	1,088,282	16.9	1,060,920	16.0
Total expenses	2,021,828	92.1	1,994,013	87.2	5,831,544	90.9	5,893,883	88.9
Margin contribution	$173,339	7.9%	$292,694	12.8%	$581,698	9.1%	$736,700	11.1%

Revenue is recognized in the Craft Pizza & Pub venue as it is incurred by each location.

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percentage relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2024		2025		2024		2025
Royalties and fees franchising	$1,437,697	100%	$1,467,655	100%	$4,298,703	100%	$4,367,815	100%
Salaries and wages	222,910	15.5	222,822	15.2	685,321	15.9	608,789	13.9
Franchise promotion expense	60,105	4.2	22,172	1.5	180,682	4.2	111,393	2.6
Travel and auto	40,038	2.8	42,163	2.9	122,404	2.8	97,843	2.2
All other operating expenses	176,728	12.3	172,841	11.8	461,736	10.8	583,166	13.4
Total expenses	499,781	34.8	459,998	31.3	1,450,143	33.7	1,401,190	32.1
Margin contribution	$937,916	65.2%	$1,008,158	68.7%	$2,848,560	66.3%	$2,966,625	67.9%

Revenue from royalties is recognized as income when reported by the franchisee, from allowances based on usage based on the timing of the usage to each franchisee as reported by the distributors and revenue on franchise fees is deferred as received and recognized as income when it is amortized over the term of each individual franchise.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2024		2025		2024		2025
Revenue	$218,193	100%	$331,812	100%	$693,045	100%	$921,409	100%
Total expenses	269,674	123.6	303,929	91.6	730,723	105.4	871,523	94.6
Margin contribution (loss)	$(51,481)	(23.6)%	$27,883	8.4%	$(37,678)	(5.4)%	$49,886	5.4%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue increased from $2.195 million to $2.287 million for the three-months ended September 30, 2025 compared to the corresponding period in 2024, and increased from $6.41  million to $6.63 million for the nine-month period ended September 30, 2025 compared to the corresponding period in 2024.  These increases in revenue were both attributable to same store sales growth which has been occurring since March 2025.

Cost of sales, as a percentage of revenue, decreased from 21.4% to 20.8% for the three-month period and from 21.1% to 20.7% for the nine-month period ended September 30, 2025 compared to the corresponding periods in 2024.  The Company has incurred significant increases in product cost but has been able to offset some of that extra cost after negotiations with manufacturers, with internal adjustments to operating systems and with efficiency gained in operations as staffing levels stabilized and became more efficient.

Salaries and wages, as a percentage of revenue, decreased from 28.8% to 27.7% for the three-month period and from 28.9% to 28.0% for the nine-month period ended September 30, 2025 compared to the corresponding periods in 2024.  The cost of salaries and wages has increased significantly due to the competitive environment for available labor caused by the general shortage, which has been offset by transferring some job responsibilities from higher paid positions to lower paid ones.

Gross margin contribution as a percentage of revenue increased from 7.9% to 12.8% and from 9.1% to 11.1% for the three-month and nine-month periods ended September 30, 2025 compared the corresponding periods in 2024.  The increase in margin was the result of an increase in revenue, decrease in salaries and wages and a decrease in the cost of sales.

Franchising

Total revenue was $1.47 million compared to $1.44 million and $4.37 million compared to $4.30 million for the three-month and nine-month periods ended September 30, 2025, compared to the comparable periods in 2024, respectively.  Franchising revenue reflected growth increases in both the three-month and nine-month periods over the corresponding periods in 2024 because of the increase in number of franchise locations opened in these periods. The growth in royalties for the nine-month period was 20.7% while the total percentage growth in revenue was less, primarily because new franchise fees are capitalized on the balance sheet and are amortized over 10 years from the date the locations opened.  During the fourth quarter of 2022, the Company recognized that with the pandemic winding down non-traditional locations, particularly in the convenience stores and travel plazas, were strongly considering better food options to grow their business and increase their margins.  By shifting emphasis to growth in the non-traditional segment the Company was able to pursue the new opportunity without incurring additional overhead.  The interest in new growth opportunities in this venue is continuing, and with new franchise agreements and the backlog of prospects, the Company this trend to continue.  In addition, on October 27, 2023, the Company entered into a Development Agreement with Majors Management, LLC for the development of 100 new non-traditional franchise locations.  The Development Agreement requires the developer to have 100 locations open by September 30, 2026.

Salaries and wages, franchise promotion expense, insurance and other operating costs as a percentage of revenue were 31.3% and 32.1% for the three-month and nine-month periods ended September 30, 2025, respectively, compared to 34.8% and 33.7% for the corresponding periods in 2024, respectively.  These growth trends reflect increased revenue with little change in operating costs and the Company currently expects this trend to continue in the near term.

Margin contribution was 68.7% and 67.9%, as a percentage of revenue, for the three-month and nine-month periods ended September 30, 2025, respectively, compared to 65.2% and 66.3% for the comparable periods in 2024, respectively.  The increase in margin contribution during the three-month period ended September 30, 2025, was the result of the continued growth in revenue without a proportionate increase in operating costs, as described above.

Company-Owned Non-Traditional Locations

Gross revenue was $331,812 and $921,409 during the three-month and nine-month periods ended September 30, 2025, respectively, compared to $218,193 and $693,045 for the comparable periods in 2024, respectively.  During the three-month period ended September 30, 2024, as a result of a major expansion in the hospital bed capacity, the cafeteria area which contains in part the Noble Roman’s Pizza and Tuscano’s Subs facilities, were closed and moved to a temporary location with very limited hours resulting in a decrease in sales during that period.  That cafeteria remodeling has now been completed and both the Noble Roman’s and Tuscano’s have returned to their prior positions in the cafeteria and regular hours and sales have thus far increased by more than 25% before the temporary shutdown.  The Company does not intend to operate any more Company-owned non-traditional locations except the one location that it is currently operating.

Corporate Level Results of Operations

Depreciation and amortization was $97,949 and $294,998 for the three-month and nine-month periods ended September 30, 2025, respectively, compared to $96,068 and $288,634 for the comparable periods in 2024, respectively.  Depreciation remains relatively constant as the Company has not added any new company-owned locations in the last three years.

General and administrative expenses were $468,145 and $1,278,811 for the three-month and nine-month periods ended September 30, 2025, respectively, compared to $566,275 and $1,713,691 for the comparable periods in 2024, respectively.  The Company continues to maintain tight control of its operating expenses while growing its franchising venue and, in fact, has found ways to reduce those operating expenses.

Operating income was $819,065 and $2,234,703 for the three-month and nine-month periods ended September 30, 2025, respectively, compared to $416,693 and $1,406,756 for the comparable periods in 2024, respectively.  The increase in operating income was the result of growth in revenue while reducing operating expenses.

Interest expense was $405,534 and $1,158,870 for the three-month and nine-month periods ended September 30, 2025, respectively, compared to $415,524 and $1,244,889 for the comparable periods in 2024, respectively.  The interest expense was reduced by the monthly principal payments required by the loan agreement and the elimination of PIK interest in April 2025 while increasing the variable rate of interest to SOFR plus 9.0% for cash payments plus other accruals.

Decrease in fair value of warrants.  The fair value of warrants decreased $21,629 for the nine-month period and three-month periods in 2025.

As a result of the above factors, net income before accrual for income tax was $780,939 and $1.44 million for the three-month and nine-month periods ended September 30, 2025, respectively, compared to $193,000 and $164,000 for the comparable periods in 2024, respectively. Net income before income tax is important as there will be no cash payments for income tax in the next several years because of the company’s deferred tax asset.  The income taxes accrued are applied against the deferred asset credit rather than being paid in cash.

Liquidity and Capital Resources

The Company’s current ratio was .40-to-1 as of September 30, 2025 compared to .9-to-1 as of December 31, 2024.  As a result of the Corbel amendment, including the extension of the maturity of the Senior Note to June 30, 2026, the Senior Note was moved to short-term liabilities as of September 30, 2025 which was a long-term liability as of December 31, 2024 and September 30, 2025.

In January 2017, the Company completed the offering of $2.4 million principal amount of the promissory notes (the “Notes”) convertible at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment which brings the exercise price to $.10 per share as a result of the Senior Note extension. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, with the approval of Corbel, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at the current exercise price of $0.50 per share.

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

The Senior Note bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest, which prior to April 2025 was added to the principal amount of the Senior Note.  Interest is payable in arrears on the last calendar day of each month. The original maturity date of the Senior Note was February 7, 2025, however the maturity has now been extended by mutual agreement to June 30, 2026. The Senior Note requires principal payments of $91,667 per month which began in May 2025.

In view of the extension of the Senior Note, the Company’s ongoing refinancing efforts and the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.  The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising venue, operating its existing Craft Pizza & Pub locations and pursuing a franchising program for Craft Pizza & Pub restaurants as market conditions allow.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt and the rate that will be required for the new financing. As of September 30, 2025, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of approximately $5.9 million.  The Company’s current borrowings are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $59,000 over the succeeding 12-month period.

ITEM 4.  Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Page 22

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

4.6	Form of Warrant issued to Corbel Capital Partners, SBIC, L.P. dated April 14, 2025, is incorporated herein by reference.

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

Page 23

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

10.10

Amendment Number Two dated as of January 28, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P., filed as Exhibit 10.10 in the Registrants Form 10-Q filed August 21, 2025, is incorporated herein by reference.

10.11

Amendment Number Three dated as of April 4, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P. filed as Exhibit 10.11 in the Registrants Form 10-Q filed August 21, 2025 is incorporated herein by reference

10.12

Amendment Number Four dated as of April 14, 2025, to Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P., filed as Exhibit 10.12 in the Registrants Form 10-Q filed August 21, 2025, is incorporated herein by reference

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

Page 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: December 29, 2025	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and Principal Financial Officer)

Page 25