Form 10-K
period 2025-12-31
NOBLE ROMANS INC
filed 2026-06-08
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common shares on such date was approximately $4.04 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,215,512 shares of common stock as of May 14, 2026.

Documents Incorporated by Reference: None

NOBLE ROMAN’S, INC.

FORM 10-K

Year Ended December 31, 2025

PART 1

ITEM 1. BUSINESS

General Information

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises and licenses and operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiary, RH Roanoke, Inc., unless the context requires otherwise. RH Roanoke, Inc. operates a Company-owned non-traditional location.

The Company has been operating, franchising and licensing Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. The Company is currently experiencing significant growth in the number of non-traditional franchised locations. See “Noble Roman’s Pizza for Non-Traditional Locations” below for additional information.

The Company’s first Craft Pizza & Pub location opened in 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Since then, the Company opened eight more Company-operated locations between 2017 and 2021. While the Company may open additional locations in the future, at this time, it has no plans to open any more Company-operated locations. The Company-operated locations serve as the base for what it sees as a significant potential future growth opportunity, including franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.

As discussed below under “Impact of COVID-19 Pandemic” the COVID-19 pandemic materially affected the Company’s operations.

Noble Roman’s Pizza For Non-Traditional Locations

In 1997, the Company started franchising non-traditional locations (a Noble Roman’s pizza operation within some other host business or activity with existing traffic) such as hospitals, convenience stores and other types of facilities. These locations utilize the two pizza styles the Company started with in 1972, along with its great tasting, high quality ingredients and menu extensions.

Coming out of the COVID-19 years, the Company refocused its development plans to more narrowly focus on selling Noble Roman’s Food Service Program (“Program”) to convenience store operators. The Company documents the sale of its Program to a convenience store owner using a franchise agreement, which describes the owner’s responsibilities under the agreement and provides for a long-term, 10-year renewable relationship, providing the Company an annuity-like royalty income stream from each location. Research indicates that convenience store owners increasingly desire to retail quality food in their business, and as a result of the COVID-19 pandemic coming to an end, the owners of such locations became more willing to look at expansion options and to invest in their growth and profitability. The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is continuing, and the Company has a significant backlog of prospects to expand the number of franchise locations, including a backlog of sold Programs which have not yet opened.

For example, in October 2023, the Company entered into a development agreement with Majors Management LLC (“Majors Management”) for 100 franchise locations to be developed prior to September 30, 2026. Majors Management is a large convenience store owner with stores predominantly located in the southern part of the United States. It owns many more locations in addition to the initial locations covered by this development agreement and has indicated interest in expanding participation in the Company’s Program to several other locations. The Company is also expanding with various mid-size convenience store chains, as well as smaller operators.

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

The Company designed the system to enable fast cook times, with oven speeds set at approximately 3 minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu and these locations also offer a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced boneless wings, salad bars and a selection of desserts, as well as Noble Roman’s famous Breadsticks with delicious Cheese Sauce, most of which has been offered in its locations since 1972.  In 2022, new salad bars were rolled out over time across all Company-operated restaurants.

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

Business Strategy

The Company refocused its development plans toward selling more Programs after identifying growth opportunities at the end of COVID-19 and the owners of potential non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  In doing so the Company is maintaining its focus on expansion of revenue while carefully managing corporate-level overhead expenses.

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

The Company utilizes distributors it has strategically identified in areas across the United States where Company-owned and franchise operations are located. The distributor agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees in their distribution areas for weekly deliveries and are only allowed to sell the Company’s proprietary ingredients to Company-approved franchisees and licensees.

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

The Company’s Noble Roman’s Craft Pizza & Pub format competes with similar restaurants in its service area. Some of the competitors are company-owned, some are franchised locations of large chains and others are independently owned. Many of the competitors are larger and have greater financial resources than the Company.

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

Human Capital

As of May 8, 2026, the Company employed approximately 38 persons full-time and 114 persons on a part-time, hourly basis, of which 15 of the full-time employees are employed in sales and service of the franchise units and 23 in restaurant locations. No employees are covered under a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Government Regulation

The Company and its franchisees are subject to various federal, state and local laws affecting the operation of the respective businesses. Each location, including the Company’s Craft Pizza & Pub locations, are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, employment, alcohol and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a location. Vendors, such as third parties that produce and distribute products the Company and its franchisees sell, are also licensed and subject to regulation by state and local health and fire codes and the U. S. Department of Transportation. The Company, its franchisees and vendors are also subject to federal and state environmental regulations, as well as laws and regulations relating to minimum wage and other employment-related matters.  The Company is subject to various local, state and/or federal laws requiring disclosure of nutritional and/or ingredient information concerning the Company’s products, its packaging, menu boards and/or other literature. Changes in the laws and rules applicable to the Company or its franchisees, or their interpretation, could have a material adverse effect on the Company’s business.

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

Host facilities for the Company’s non-traditional franchises were affected by labor shortages which adversely impacted those developments and in turn slowed the sales of franchises.  The largest impact on the Company’s non-traditional franchising segment was that essentially all facilities located inside entertainment venues, including bowling centers, were ordered to close as they were deemed to be high risk of spread of the disease.  Though varied by state, generally speaking those locations were required to be closed for up to two years by government order.  Often being small businesses and not highly capitalized, many could not withstand that period of being closed and were not able to reopen.  However, with the current strategy of focusing the Company’s efforts on well capitalized non-traditional locations, especially in convenience stores, it has successfully replaced those locations with other non-traditional franchise locations and continues to add more.

The employee retention credit (“ERC”) was a refundable tax credit that businesses may claim on qualified wages paid to employees.  The credit was introduced in March 2020 in the CARES Act to incentivize employers to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant cost increases or decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021. The credit was also limited to a maximum annual per employee credit of $5,000. The credit was then extended through June 30, 2021 by the Tax Payer Certainty and Disaster Relief Act (“Relief Act”). The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021.  The Program was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively reduced by the Infrastructure Investment and Jobs Act, ending effective September 30, 2021.

During the first quarter of 2023, the Company determined that it was entitled to an ERC of $1.718 million and submitted amended federal Form 941 returns claiming that refund.  The ERC refund is treated as a government grant and reduced appropriate expenses for the $1.718 million less expenses of $258,000 for applying for the refund, or a net of $1.460 million.  This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  To date, the Company has received all five quarterly refunds for RH Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s, Inc.  In recent communications with the Internal Revenue Service (“IRS”), that was initiated by the Company, the IRS  indicated the final refund claim had been received and was still in process but that all ERC refund payments had been delayed due to administrative backlog in processing refunds generally.

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

Dependence on growth strategy.

The Company’s growth strategy includes focusing on sales of new non-traditional franchises and continuing to open the backlog of sold but unopened non-traditional locations. The opening and success of new locations will depend upon various factors, which include: (1) the traffic generated by and viability of the underlying activity or business in non-traditional locations; (2) the continued viability of the Craft Pizza & Pub locations; (3) the ability of the franchisees of either venue to operate their locations effectively; (4) the franchisees’ ability to comply with applicable regulatory requirements; and (5) the effect of competition and general economic and business conditions including food and labor costs. Many of the foregoing factors are not within the Company’s control. There can be no assurance that the Company will be able to achieve its plans with respect to the opening and/or operation of new franchises of non-traditional locations and/or Craft Pizza & Pub locations.

Risks Related to the Company’s Indebtedness

Ability to service and refinance outstanding indebtedness and the dilutive effect of the Company’s outstanding warrants.

As of May 1, 2026, the Company had approximately $6.1 million in principal amount debt obligations. Of that debt, $5.5 million is in the form of a senior secured promissory note (as amended, the “Senior Note”) and $575,000 is in the form of convertible, subordinated promissory notes, which are unsecured (the “Notes”), each as described below.

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

The Senior Note, as amended, bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest and a floor of 4.25% on SOFR. Interest is payable in arrears on the last calendar day of each month. The Senior Note, as amended, matures on June 30, 2026. Beginning February 28, 2023, the Senior Note required fixed principal payments in the amount of $33,333 per month during February 2023 and $83,333 per month thereafter until maturity, but was amended to $91,667 per month effective May 31, 2025.

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

In conjunction with the Fourth Amendment to the Senior Note the Company issued to the Purchaser an additional Warrant to purchase up to 750,000 shares of the Company’s Common Stock at an exercise price of $.10 per share with a maturity date of five years from date of issuance. Since the Company did not redeem Corbel’s Senior Note by August 14, 2025, the Company issued an additional warrant to purchase up to 500,000 shares of Common Stock at an exercise price of $0.10 per share. For any month the Senior Note remains outstanding after August 14, 2025, the Company has agreed to issue additional warrants to purchase up to 250,000 shares of Common Stock each month starting with September 7, 2025 as long as the Senior Note is outstanding at an exercise price of $0.10 per share. The amendment required the Company to reimburse certain of Corbel’s expenses incurred in connection with the amendment. However, the Company has an agreement with Corbel that the Company can buy back all warrants outstanding to Corbel for $500,000 if the Senior Note is paid in full by June 10, 2026.

Additionally, the Company previously issued certain units (the “Units”) consisting of a Note in an aggregate principal amount of $50,000 and warrants (the “Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at a price of $1.00 per share. Following the refinancing described above, $575,000 in principal amount of Notes and the associated Warrants remain outstanding, however, per the terms of the agreement, the Warrants were re-priced to $0.10 per share. Notes with an outstanding principal balance of $200,000 matured and accompanying Warrants expired January 31, 2023, however $50,000 of those matured Notes was repaid to the applicable Note holder with the approval of Corbel. The remaining principal amount of $150,000 cannot be repaid until Corbel’s loan is paid because the Notes are subordinate to such loan. The maturity of the Notes with an outstanding principal balance of $425,000, and accompanying Warrants, was extended to May 31, 2025 or the repayment of the Senior Secured Loan, whichever is later.

The Company is actively pursuing refinancing of the Senior Note and has received indications of interest from various lenders. Nonetheless, there is no assurance that the Company will be able to complete the financing on favorable terms or at all.

Risks Related to the Company’s Operations

Dependence on success of franchisees and licensees.

While a portion of its revenues are being generated by Company-owned operations, a growing portion of the Company’s revenues comes from royalties and other fees generated by its franchisees which are independent operators. Their employees are not the Company’s employees. The Company is dependent on the franchisees to accurately report their weekly sales and, consequently, the calculation of royalties. The Company provides training and support to franchisees but the quality of the store operations and collectability of the receivables may be diminished by a number of factors beyond the Company’s control. For example, franchisees may not operate locations in a manner consistent with the Company’s standards and requirements or may not hire and train qualified managers and other store personnel. If they do not, the Company’s image and reputation may suffer and its revenues could decline. While the Company attempts to ensure that its franchisees maintain the quality of its brand and branded products, franchisees and licensees may take actions that adversely affect the value of the Company’s intellectual property or reputation. Overall inflation, general economic conditions, initiatives to increase the Federal minimum wage and a shortage of available labor could have an adverse financial effect on the franchisees or the Company by increasing labor and other costs.

Dependence on distributors.

The success of the Company’s license and franchise offerings depends upon the Company’s ability to engage and retain unrelated, third-party distributors. The Company’s distributors collect and remit certain of the Company’s royalties and must reliably stock and deliver products to the Company’s franchisees as well as the Company-owned operations. The Company’s inability to engage and retain quality distributors, or a failure by distributors to perform in accordance with the Company’s standards, could have a material adverse effect on the Company. The COVID-19 pandemic had a materially adverse impact on many of the Company’s then current distributors as well as other potential distributors, especially those located in or servicing states that had or have significant and/or prolonged restrictions. Potential disruptions in distribution could result in distribution service being provided under less favorable terms to the Company and its franchisees.

Dependence on consumer preferences and perceptions.

The restaurant industry and the retail food industry are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company could be substantially adversely affected by publicity resulting from food quality, illness, an infection pandemic, injury, other health concerns or operating issues stemming from one restaurant or retail outlet or a limited number of restaurants and retail outlets. The growing availability and access to new weight-loss and diet suppression drugs, such as GLP-1 medications, may have an impact on retail food industry consumption trends in general.

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

Each franchise and Company-owned location is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building, alcohol, employment and other agencies and ordinances in the state or municipality in which the facility is located. The process of obtaining and maintaining required licenses or approvals can delay or prevent the opening of a franchise location. Vendors, such as the Company’s third-party manufacturers and distributors, are also licensed and subject to regulation by state and local health and fire codes, and U. S. Department of Transportation regulations. The Company, its franchisees and its vendors are also subject to federal and state environmental regulations. Failure of the Company or its franchisees to comply with these laws and regulations could have an adverse impact on the Company, its operations, financial results or reputation. Additionally, expenses related to compliance with these laws and regulations could have an adverse impact on the Company’s financial results.

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

In 2023, BTB Brands, Inc. (“BT Brands”) and its CEO and principal shareholder, Gary Copperud (“Copperud”), launched an unsuccessful proxy contest to elect Copperud to the Company’s board of directors at its  annual meeting that year.  BT Brands, Copperud and Kenneth Brimmer, BT Brands CFO, last reported beneficial ownership as a group of 1.8 million Company shares. If BT Brands were again to pursue a proxy context, the Company could incur significant expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

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
•

collects, stores and uses customer data in a voluntary email and loyalty program for marketing purposes – this data is limited to names, email addresses and other very limited information such as restaurant location preference

•

collects, stores and uses customer data if they voluntarily elect to use Company online ordering services through its website and phone applications – these services are managed by third parties and the data collected could include credit/debit card numbers as well as certain consumer-identifiable data

•

collects, stores and uses customer data if they voluntarily elect to use Company online gift card purchasing services through its website and phone applications – the electronic service aspects are managed by third parties, and the data collected includes credit/debit card numbers as well as certain consumer-identifiable data

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

The Company also leases space for its Company-owned restaurants in Westfield, Indiana which expires in January 2027, in Whitestown, Indiana which expires in November 2027, in Fishers, Indiana which expires in January 2028, in Carmel, Indiana which expires in June 2028, in Brownsburg, Indiana which expires October 2030, in Greenwood, Indiana which expires in October 2030, in McCordsville, Indiana which expires in February 2031, in Indianapolis, Indiana which expires in October 2031, and in Franklin, Indiana which expires in February 2032. All of the leases for Company-owned restaurants contain two five-year options to renew. The Company’s lender holds a security interest in the leasehold interest.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations.

Currently, the Company is not involved in any proceeding which the Company considers to be material.

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

Holders of Record

As of April 7, 2026, there were approximately 200 holders of record of the Company’s Common Stock. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

The Company has never declared or paid dividends on its Common Stock. The Company’s current loan agreement, as described in Note 5 of the notes to the Company’s consolidated financial statements included in Item 8 of this report, prohibits the payment of dividends on Common Stock.

Sale of Unregistered Securities

None

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-

Equity compensation plans not approved by stockholders	3,973,834	$.38	(1)

Total	3,973,834	$.38	(1)

(1)	The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company currently owns and operates nine Craft Pizza & Pub locations and one non-traditional location in a hospital. Craft Pizza & Pub is designed to have a fun, pleasant atmosphere serving pizza and other related menu items, all made fresh using fresh ingredients in the view of the customers for inside dining and offers Pizza Valet service for a quick, easy and fun way to provide carry-out for those customers who want to dine elsewhere. These units operate under the trade name “Noble Roman’s Craft Pizza & Pub.”

The Company also sells and services foodservice programs to convenience stores where the owner of the convenience store becomes the franchisee for the operation under the trade names “Noble Roman’s Pizza” and “Noble Roman’s Take-N-Bake.” The non-traditional concepts’ hallmarks include high quality pizza along with other related menu items, simple operating systems, fast service times, labor-minimizing operations, attractive food costs and overall affordability.

During the 12-month period ended December 31, 2025 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same 12-month period there were approximately 60 new non-traditional outlets opened and six non-traditional outlets closed.

The Company, at December 31, 2024 and 2025, reported deferred tax assets on its balance sheet totaling $3.5 million and $3.1 million, respectively. Based on the Company’s review of its available tax credits the Company believes it is more likely than not that the deferred tax assets will be utilized.

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

Condensed Consolidated Statement of Operations Data

Noble Roman’s, Inc. and Subsidiaries

	Years Ended December 31,
	2024	2025
Revenue:
Restaurant revenue – company-owned restaurants	$8,577,148	$8,771,389
Restaurant revenue –company-owned non-traditional	953,574	1,205,657
Franchising revenue	5,540,968	6,213,917
Administrative fees and other	77,910	270,496
Total revenue	15,149,600	16,461,459

Operating expenses:
Restaurant expenses – company-owned restaurants	7,793,798	7,884,994
Restaurant expenses – company-owned non-traditional	1,000,646	1,262,804
Franchising expenses	1,703,136	1,709,258
Total operating expenses	10,497,580	10,857,056

Depreciation and amortization	499,648	392,948
General and administrative expenses	2,677,334	2,336,422
Total expenses	13,674,562	13,586,426
Operating income	1,475,038	2,875,033

Interest expense	1,637,398	1,336,773
Change in fair value of warrants	(1,828)	(52,436)
(Loss) Income before income taxes	(160,532)	1,590,696
Income tax (benefit)	(157,358)	417,472
Net (loss) income	$(3,174)	$1,173,224

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub locations and the percent relationship to its revenue:

	Year Ended December 31,
Description	2024		2025
Revenue	$8,577,148	100%	$8,771,389	100%
Cost of sales	1,814,627	21.2	1,818,390	20.7
Salaries and wages	2,480,093	28.9	2,472,972	28.2
Facility cost including rent, common area and utilities	1,597,271	18.6	1,652,862	18.8
Packaging	268,866	3.1	294,975	3.4
All other operating expenses	1,632,941	19.0	1,645,795	18.8
Total expenses	7,793,798	90.8	7,884,994	89.9
Margin contribution	$783,350	9.2%	$886,395	10.1%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percent relationship to its revenue:

	Year Ended December 31,
Description	2024		2025
Royalties and fees franchising	$5,540,968	100%	$6,213,917	100%
Salaries and wages	921,789	16.6	802,650	12.9
Franchisee promotion expense	187,039	3.4	172,583	2.8
Travel and auto	161,428	2.9	130,562	2.1
All other operating expenses	432,880	7.8	603,463	9.7
Total expenses	1,703,136	30.7	1,709,258	27.5
Margin contribution	$3,837,832	69.3%	$4,504,659	72.5%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percent relationship to its revenue:

	Year Ended December 31,
Description	2024		2025
Revenue	$953,574	100%	$1,205,657	100%
Total expenses	1,000,646	104.9	1,262,804	104.7
Margin contribution (1)	$(47,072)	(4.9)%	$(57,147)	(4.7)%

(1)

Total revenue in 2024 and 2025 was reduced by having to move the retail operation in the hospital to a temporary location offering limited menu and operating limited hours for approximately 60 days while the regular location was being remodeled.

Results of Operations

Company-Owned Craft Pizza & Pub

The Company-owned Craft Pizza & Pub locations generate revenue from retail sales to customers primarily from inside dining and carry-out, in addition to a lesser percentage from third-party delivery fulfillment. The revenue is recognized when the product is provided to the customer or to the third-party delivery companies.

The revenue from this venue increased from $8.6 million in 2024 to $8.8 million in 2025. The primary reason for the increase was same store sales increases. Same store sales for the Craft Pizza & Pub restaurants were up 2.3% for 2025 versus 2024 with no menu price increase during that time. This was achieved despite a significantly weakened consumer environment through the Company’s considerable operational focus on obtaining and maintaining high customer satisfactions scores, and through the careful implementation and rotation of numerous product promotions designed for cost-conscious consumers.

The cost of sales as a percentage of revenue decreased from 21.2% in 2024 to 20.7% in 2025. The decrease was the result of promoting premium products and add-ons at point-of-purchase while simultaneously promoting value-oriented products externally. This reduction occurred despite inflationary pressures on many ingredients.

Salaries and wages as a percentage of revenue decreased from 28.9% in 2024 to 28.2% in 2025. The decrease was the result of shifting some duties from higher-wage employees to lower-wage employees, and despite the continuing increase in local wage and salary rates.

Facility costs, including rent, common area maintenance and utilities, as a percentage of revenue increased from 18.6% to 18.8% of revenue in 2024 compared to 2025. The primary reason for the increase was the increase in utility costs due to energy price increases.

All other operating expenses, including packaging, increased as a percentage of revenue from 22.1% in 2024 to 22.2% in 2025. The increase was the result of general inflationary pressure on substantially all costs of operations partially offset by the increase in same store sales.

Margin contribution increased from 9.2% in 2024 to 10.1% in 2025. The increase in margin was largely the result of same store sales increases but also from tighter controls on food and labor costs. Same store sales increases and tighter controls offset the inflationary pressure on food products, labor costs and nearly all other operating costs.

Franchising Revenue and Expense

Franchise revenue consists of initial franchise fee, royalties generated by the 7% of sales by franchisees, which are mostly collected by ACH on the franchisee’s accounts on a weekly basis from sales reports received from the franchisees, commissions on equipment sales, where the Company assists the franchisees in arranging the purchase of equipment, and manufacturing allowances based on the volume of product used. Total revenue from this venue increased from $5.5 million in 2024 to $6.2 million in 2025. The increase in revenue resulted from the opening of approximately 60 more non-traditional locations in 2025, or an average of 62 new units per year during 2023, 2024 and 2025, as a result of improved market conditions and owners of convenience stores and travel plazas having the confidence to invest in order to increase their margins and profitability. In late 2023, the Company also entered into a 100-unit development agreement, to be developed over the succeeding three-year period. The franchisee operates an existing chain with a significant presence in the southern third of the United States. In addition, the Company is attracting franchise locations with other mid-size chains of convenience stores and travel plazas. At the present time the Company has approximately 75 units sold but not yet opened.

As a percentage of revenues: salaries and wages in this venue decreased from 16.6% in 2024 to 12.9% in 2025; franchise promotion expense decreased from 3.4% in 2024 to 2.8% in 2025; and all other expenses increased from 10.7% in 2024 to 11.8% in 2025. The structural overhead for this venue is now in place for continued expansion, so a substantial portion of revenue from the additional locations increases the contribution margin from this venue.

Company-Owned Non-Traditional Locations

Gross revenue from this venue increased from $954,000 in 2024 to $1.2 million in 2025. This venue consists of one location in a hospital. The operation was removed from its normal location to a temporary location with very limited menu and limited hours during the remodel phase of that section of the hospital for a portion of 2024 and a longer time during 2025. At the same time the remodel was going on, the hospital was adding a new wing which expanded its occupancy capabilities significantly. After that work was completed the location was moved back to its previous location. The Company does not intend to operate any more Company-owned non-traditional locations in addition to the one location that is currently being operated.

Corporate Expenses

Depreciation and amortization was approximately $499,648 in 2024, and $392,948 in 2025. Additional depreciation on equipment transferred to Company-owned Craft Pizza & Pub restaurants was recorded in 2024. The Company has not opened any new Craft Pizza & Pub locations since 2021, therefore the Company expects future depreciation will remain generally consistent from year-to-year hereafter.

General and administrative expenses decreased from $2.6 million in 2024 to $2.3 million in 2025. The decrease in general and administrative expenses was largely the result of reductions in staffing and maintaining a strict focus on controlling corporate overhead generally.

Interest expense decreased in 2025 compared to 2024 from $1.6 million to $1.3 million. The Company reduced principal on the Senior Note by $83,333 per month until April 2025 and then increased principal payments to $91,667 per month. In conjunction with the amendment in April 2025, the 3% PIK interest which had been accruing on the Senior Note was eliminated. As a result of that amendment to the Senior Note, cash interest is SOFR plus 9.0%, plus other fees with a floor of SOFR of 4.25%.

Liquidity and Capital Resources

The Company’s current ratio was .40-to-l as of December 31, 2025 compared to .91-to-1 as of December 31, 2024. Given the maturity of the Senior Note at June 30, 2026, both the Senior Note and the subordinated convertible Notes are carried as short-term liabilities as of December 31, 2025.

In January 2017, the Company completed the offering of $2.4 million principal amount of convertible common stock at $0.50 per share and warrants to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment which brings the exercise price to $.10 per share as a result of the Senior Note extension. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019. Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023. In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes were repaid by the Company leaving $575,000 outstanding. These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at the current exercise price of $0.50 per share.

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

The Senior Note, as amended, bears cash interest of SOFR, as defined in the Agreement, plus 9.0% with no PIK interest, which was previously applied to the Senior Note. The original maturity date of the Senior Note was February 7, 2025, however the maturity has now been extended by mutual agreement to June 30, 2026. The Senior Note requires principal payments of $91,667 per month starting in May 2025. The Company is now in discussions with several potential lenders for new financing which, if successful, will pay the balance of the Senior Note, pay the subordinated Notes payable, provide funds to repurchase all warrants issued to Corbel in connection with their financing and retire them, and to pay related costs of financing.

In view of the extension of the Senior Note, as well as the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future, however, the failure to timely complete the refinancing the Company is pursuing could adversely affect the Company’s liquidity and capital resources. The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising venue and operating its existing Craft Pizza & Pub locations.

The Company does not anticipate that any of the recently issued pronouncements relating to the Statement of Financial Accounting Standards will have a material impact on its Consolidated Statement of Operations or its Consolidated Balance Sheet.

Contractual Obligations

The following table sets forth the future contractual obligations of the Company as of December 31, 2025:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Short-term debt	$6,545,824	$6,545,824	$-	$-	$-
Operating leases	3,514,571	950,409	1,611,098	953,064	-
Total	$10,060,394	$7,496,232	$1,611,098	$953,064	$-

(1)        The amounts do not include interest.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis and elsewhere in this report concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan and refinance the Senior Note before its maturity in June 2026, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees, inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. If activist stockholder activities ensue, or if certain parties (acting individually or as a group) seek to continue or initiate interference in the Company’s business relationships, the Company’s business could be adversely impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of December 31, 2025, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.5 million. The Company’s current borrowings, as of December 31, 2025, are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis, subject to a floor of 4.25% on SOFR. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $57,000 over the succeeding 12-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Noble Roman’s, Inc. and Subsidiaries

	December 31,
Assets	2024	2025
Current assets:
Cash	$710,227	$533,670
Employee Retention Tax Credit receivable	507,726	527,948
Accounts receivable - net	586,554	741,539
Inventories	986,975	965,212
Prepaid expenses	194,902	478,262
Total current assets	2,986,384	3,246,631

Property and equipment:
Equipment	4,349,205	4,463,379
Leasehold improvements	3,142,591	3,175,507
	7,491,796	7,638,886
Less accumulated depreciation and amortization	3,583,276	3,979,112
Net property and equipment	3,908,520	3,659,774
Deferred tax asset	3,532,199	3,114,727
Deferred contract costs	1,604,952	1,699,935
Goodwill	278,466	278,466
Operating lease right of use assets	4,154,804	3,332,195
Other assets	303,922	562,756
Total assets	$16,769,247	$15,894,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$840,848	$702,207
Current portion of operating lease liability	870,140	950,409
Current portion of Corbel loan payable	1,066,668	5,470,824
Convertible subordinated notes	0	575,000
Warrant liability	538,822	500,000
Total current liabilities	3,316,478	8,198,440

Long-term obligations:
Loan payable to Corbel net of current portion	5,551,738	-
Convertible notes payable	575,000	-
Operating lease liabilities – net of current portion	3,505,718	2,564,162
Deferred contract income	1,604,952	1,699,934
Total long-term liabilities	11,237,408	4,264,096
Total liabilities	$14,553,886	$12,462,536
See Note 12 regarding Contingencies
Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2024 and December 31, 2025)	24,867,778	24,911,141
Accumulated deficit	(22,652,417)	(21,479,193)
Total stockholders’ equity	2,215,361	3,431,948
Total liabilities and stockholders’ equity	$16,769,247	$15,894,484

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Noble Roman’s, Inc. and Subsidiaries

	Year Ended December 31,
	2024	2025

Restaurant revenue - company-owned restaurants	$8,577,148	$8,771,389
Restaurant revenue - company-owned non-traditional	953,574	1,205,657
Franchising revenue	5,540,968	6,213,917
Administrative fees and other	77,910	270,496
Total revenue	15,149,600	16,461,459

Operating expenses:
Restaurant expenses - company-owned restaurants	7,793,798	7,884,994
Restaurant expenses - company-owned non-traditional	1,000,646	1,262,804
Franchising expenses	1,703,136	1,709,258
Total operating expenses	10,497,580	10,857,056

Depreciation and amortization	499,648	392,948
General and administrative	2,677,334	2,336,422
Cost of new warrants issued	-	469,542
Total expenses	13,674,562	14,055,968
Operating income	1,475,038	2,405,491

Interest expense	1,637,398	1,336,773
Net change in warrant-related earnings effect	(1,828)	(521,978)
Net (loss) income before income taxes	(160,532)	1,590,696
Income tax (benefit) expense	(157,358)	417,472

Net (loss) income	$(3,174)	$1,173,224

Income per share - basic:
Net income	$0.00	$0.05
Number of common shares outstanding	22,215,512	22,215,512

Diluted (loss) income per share:
Net (loss) income	$0.00	$0.04
Number of diluted common shares outstanding	23,910,256	32,079,346

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount Common Stock No Par Value	Accumulated Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

2024 net loss			(3,174)	(3,174)
Amortization of value of stock options		27,652		27,652

Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

2025 net income			1,173,224	1,173,224
Amortization of value of stock options		43,363		43,363

Balance at December 31, 2025	22,215,512	24,911,141	$(21,479,193)	$3,431,948

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Noble Roman’s, Inc. and Subsidiaries

	Year ended December 31,
OPERATING ACTIVITIES	2024	2025
Net (loss) income	$(3,174)	$1,173,224
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(157,358)	417,473
Amortization of stock options	27,652	43,363
Change in warrant-related earnings effect	(1,828)	(521,978)
Capitalization of PIK interest and expenses		188,183
Depreciation and amortization	499,648	392,948
Allowance for credit losses		220,476
Amortization of operating lease asset	774,584	822,609
Amortization of loan closing costs and payment in-kind interest expense	428,018	424,641
Deferred contract revenue	(27,653)	94,983
Deferred contract cost	(201,653)	(94,983)

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable and employee retention tax credit receivable	582,892	(395,683)
Inventories	(21,156)	21,763
Prepaid expenses	123,293	(283,359)
Operating lease liabilities	(802,232)	(861,287)
Other assets including long-term portion of accounts receivable	35,895	(258,834)
Increase in:
Accounts payable and accrued expenses	(443,329)	(138,644)
NET CASH PROVIDED BY OPERATING ACTIVITIES	813,599	1,244,895

INVESTING ACTIVITIES
Purchase of property and equipment	(88,301)	(144,201)
NET CASH USED BY INVESTING ACTIVITIES	(88,301)	(144,201)

FINANCING ACTIVITIES
Principal payments on Corbel loan payable and additional debt discount	(887,406)	(1,277,251)

NET CASH USED BY FINANCING ACTIVITIES	(887,406)	(1,277,251)

Decrease in cash	(162,108)	(176,557)
Cash at beginning of year	872,335	710,227
Cash at end of year	$710,227	$533,670

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None.

Cash interest paid in 2024 was $1.17 million.  No income taxes were paid in 2024.

Cash interest paid in 2025 was $.91 million.  No income taxes were paid in 2025.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Noble Roman’s, Inc. and Subsidiaries

December 31, 2025 and 2024

Note l:  Summary of Significant Accounting Policies

Organization:  The Company, with two wholly-owned subsidiaries, sells and services franchises and licenses, and operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Pizza,” “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Take-N-Bake,”  and “Tuscano’s Italian Style Subs.”  Unless the context otherwise indicates, reference to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries.

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

Franchise Support Costs:  Certain direct costs of franchising operations and all upfront fees were charged to deferred costs and deferred income, respectively, which were approximately equal, and are both amortized over the life of each franchise agreement in 2024 and 2025.

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

Deferred Revenue and Deferred Cost: The upfront fees for new franchise locations are credited to deferred contract income and debited to deferred contract cost, respectively, and amortized over the life of the individual franchises.

Cash: Includes actual cash balance.  There are not any withdrawal restrictions.

Accounts Receivable and Allowance for Credit Losses

The Company accounts for expected credit losses in accordance with ASC Topic 326, Financial Instruments – Credit Losses.

The Company evaluates accounts receivable and other financial assets measured at amortized cost for expected credit losses on a periodic basis. In estimating expected credit losses, management considers historical collection experience, current economic conditions, aging of receivable balances, specific customer circumstances, subsequent collections, and reasonable and supportable forecasts.

The Company's receivables consist primarily of franchise royalties, manufacturer allowances, distributor allowances, equipment commissions, and other franchise-related receivables.

Management evaluates individual receivable balances when information becomes available indicating that collection may be uncertain. Receivables are written off when management determines that collection is no longer probable.

Based on management's evaluation of historical collection experience, current conditions, subsequent collections, aging of receivable balances, and the nature of the underlying receivables, management recorded an allowance for expected credit losses of approximately $231,000 as of December 31, 2025. No allowance for expected credit losses was recorded as of December 31, 2024.

The allowance reflects management's estimate of expected credit losses over the contractual life of the related receivables and does not represent a write-off of the underlying receivable balances. The Company continues to monitor collection trends and customer-specific developments and adjusts the allowance for expected credit losses when circumstances indicate such adjustment is necessary.

The Company considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances.  In management’s determination of the allowance for credit losses, the Company pools receivables by days outstanding and applies an expected credit loss percentage to each pool.  The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible.  Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company and its company-owned locations receive revenues from daily sales which are reported daily and included in income when received.  Revenue from franchise fees is recorded as deferred income and amortized into income over the term of the franchise agreements which have, for the most part, ten-year terms.  The Company receives revenue from ongoing royalty income which is based on sales by the franchisee reported to the Company weekly as they occur, and 7% of those reported sales are recorded as royalty income and collected from the franchisee that same day via ACH withdrawal from their bank account.  The Company receives equipment commissions from the equipment distributor on sales of equipment to the franchisee which is arranged for by the Company. That commission is recorded as earned and generally collected every 30 days from the equipment distributor.  The Company’s other regular source of revenue is from manufacturer allowances and distributor allowances.  In the case of distributors, the Company receives a distribution report from each distributor on a monthly basis which report indicates the amount of fees the distributor has collected from the franchisee on behalf of the Company and held in trust when billed by the distributor and remitted to the Company on a monthly basis.  Manufacturing allowances are generally negotiated price allowances from the manufacturer of the various Noble Roman’s ingredients for the benefit of using Noble Roman’s recipes and formulas for producing the ingredients.  That allowance is recognized as income when the distributor reports the sales of those ingredients to each of the locations.  In addition, both the cheese manufacturer and the cheese sauce manufacturer have an annual incentive plan for which the Company receives payment in January or February of each year based on the previous year’s usage.  Deferred contract income at the end of 2024 was $1.60 million and the deferred contract income at the end of 2025 was $1.70 million.  Deferred contract cost was approximately equal to deferred contract income at such dates.  In addition to the deferred income and deferred cost, the Company also had contract income consisting of franchise fees, royalties, and manufacturing allowances with a receivable balance of $741,539 on December 31, 2025.  Total revenue recognized as income in 2025 from this category was $6.2 million.  These receivables at both the beginning and end of 2025 all relate directly or indirectly to the revenue stream consisting of royalties, manufacturing allowances, distributor allowances and some legal costs related to enforcing franchising agreements which are to be reimbursed by the franchisee in accordance with the franchise agreements.

Advertising Costs: The Company records advertising costs consistent with ASC Topic 720, “Other Expense” topic and Subtopic 720-35, “Advertising Costs”. This statement requires the Company to expense advertising production costs the first time the production material is used.

Fair Value Measurements and Disclosures: The Fair Value Measurements and Disclosures topic of ASC Topic 820 requires companies to determine fair value based on the price that would be received to sell the assets or paid to transfer to liability to a market participant. The fair value measurements and disclosure topic emphasis that fair value is a market-based measurement, not an entity specific measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

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

Debt and Warrant Issuance Costs: Debt and warrant issuance cost is presented on the balance sheet as a direct reduction from the carrying amount of the associated liability. Those issuance costs are amortized to interest expense ratably over the term of the applicable debt or warrant. The unamortized issuance cost at December 31, 2025  and 2024 were $382,000. and $143,349.

Intangible Assets: The Company recorded goodwill of $278,000 as a result of the acquisition of RH Roanoke, Inc. of certain assets of a former franchisee of the Company. Goodwill has an indeterminable life and is assessed for impairment at least annually and more frequently as triggering events may occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. Any impairment losses determined to exist are recorded in the period the determination is made. There are inherent uncertainties related to these factors and management’s judgment is involved in performing goodwill and other intangible assets valuation analysis, thus there is risk that the carrying value of goodwill and other intangible assets may be overstated or understated. The Company has elected to perform the annual impairment assessment of recorded goodwill as of the end of the Company’s fiscal year. The results of this annual impairment assessment indicated that the fair value of the reporting unit as of December 31, 2025 exceeded the carrying or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Long Lived Assets: The Company reviews long-lived assets on an annual basis to determine if there has been any impairment in value. The Company has determined there has been no impairment of value in the recorded fixed assets.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company generates revenue from the following primary sources:

Restaurant Revenue

Restaurant revenue consists primarily of food and beverage sales from Company-owned Craft Pizza & Pub locations and Company-operated non-traditional locations. Revenue is recognized at the point in time when food and beverage products are provided to customers. Payment is generally received at the time of sale through cash, credit card, or other electronic payment methods.

Franchise Royalties

The Company enters into franchise agreements that generally provide for ongoing royalty fees based on a percentage of franchisee sales. Royalty revenue is recognized as the underlying franchise sales occur because the nature of the Company's performance obligation is to provide ongoing access to the Company's intellectual property and franchise system. Royalty revenue is generally billed and collected weekly through automated clearing house (ACH) withdrawals.

Initial Franchise Fees

Initial franchise fees are received upon execution of franchise agreements. Because the initial franchise fee does not represent a separate performance obligation, the fee is deferred and recognized over the term of the related franchise agreement, which is generally ten years, as the Company satisfies its ongoing performance obligations to the franchisee.

Equipment Commissions

The Company assists franchisees in arranging equipment purchases from third-party vendors and earns commissions on certain equipment sales. Revenue is recognized when the underlying equipment transaction is completed and the Company's performance obligation has been satisfied.

Manufacturer and Distributor Allowances

The Company receives consideration from approved manufacturers and distributors related to the use of the Company's proprietary recipes, formulas, specifications, and approved product programs. Revenue from these arrangements is recognized as the underlying product sales occur based on sales reports received from distributors and manufacturers.

Administrative Fees and Other Revenue

Administrative fees and other revenue primarily consist of various franchise-related charges and other miscellaneous revenue streams and are recognized when the related services are performed or when the Company's performance obligations have been satisfied.

Disaggregation of Revenue

The following table disaggregates revenue by major revenue source for the years ended December 31:

Revenue Source	2025	2024
Company-owned Craft Pizza & Pub restaurant revenue	$8,771,389	$8,577,148
Company-owned non-traditional restaurant revenue	1,205,657	953,574
Franchising revenue (including royalties, franchise fee amortization, manufacturer allowances, equipment commissions and other franchise-related revenue)	6,213,917	5,540,968
Administrative fees and other revenue	270,496	77,910
Total Revenue	$16,461,459	$15,149,600

Contract Balances

Deferred contract income primarily consists of initial franchise fees received from franchisees for which revenue recognition has not yet occurred. Deferred contract costs primarily consist direct incremental costs associated with obtaining franchise agreements. Deferred contract income and deferred contract costs are generally recognized over the related franchise term.

Deferred contract income was approximately $1.70 million and $1.60 million as of December 31, 2025 and 2024, respectively. Deferred contract costs were approximately $1.70 million and $1.60 million as of December 31, 2025 and 2024, respectively.

The Company recognized approximately $325,305 and $264,847 of deferred franchise fee revenue during 2025 and 2024, respectively.

Franchising Revenue:  This includes royalty income, franchise fee income in accordance with ASC Topic 606, commissions on equipment, marketing allowances and other miscellaneous income.  Royalties are generally recognized as income monthly based on a percentage of monthly sales of franchised or licensed restaurants and from audits and other inspections as they come due and payable by the franchisee.  Administrative fees are recognized as income monthly as earned.  However, initial franchise fees and related contract costs, as defined in the franchise agreements, were both deferred and amortized on a straight-line basis over the term of the franchise agreements, generally five to ten years.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to reverse.

The Company evaluates the realizability of deferred tax assets on a periodic basis and records a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management considers available positive and negative evidence, including historical operating results, projected future taxable income, reversal of existing temporary differences, and tax planning strategies.

The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the applicable taxing authority. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense.

Basic and Diluted Net (Loss) Income Per Share:  Net (loss) income per share is based on the weighted average number of common shares outstanding during the respective year.  When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The following table sets forth the calculation of basic and diluted (loss) income per share for the year ended December 31, 2024:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income (loss)	$(3,174)	22,215,512	$(0.00)
Effect of dilutive securities
Options and warrants		844,744
Convertible Notes	57,500	850,000
Diluted net income per share
Net income	$54,326	23,910,256	$0.00

The following table sets forth the calculation of basic and diluted income per share for the year ended December 31, 2025:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per share – basic
Net income	$1,173,224	22,215,512	$0.05
Effect of dilutive securities
Options and warrants		8,713,834
Convertible Notes	57,500	1,150,000
Diluted net income per share
Net income	1,230,724	32,079,346	$0.04

Subsequent Events:  The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the Annual Report on Form 10-K.  Under the Senior Note, extended in 2025, the maturity of the Corbel loan is now June 30, 2026, therefore the Company is working on a closing with one primary lender and three back-up lenders to obtain an approximate $7 million to $8 million senior loan to repay the current Senior Note, the subordinated convertible debentures and to purchase all outstanding warrants owned by Corbel.

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

Employee Retention Credit:  The employee retention credit (“ERC”) is a refundable tax credit that businesses can claim on qualified wages paid to employees.  The credit was introduced in March 2020 in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to incentivize employers to keep their employees on their payroll during the pandemic and economic shutdown.  The credit applies to all qualified wages, including certain health plan expenses, paid during the period in which the operations were fully or partially suspended due to a government shutdown order or where there was significant decline in gross receipts.

When first established under the CARES Act, the tax credit was equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020 and before January 1, 2021. The credit was also limited to a maximum annual per employee credit of $5,000. The credit was then extended through June 30, 2021 by the Tax Payer Certainty and Disaster Relief Act (“Relief Act”). The Relief Act modified the credit to be 70% of up to $10,000 of qualified wages per quarter in 2021 through June 30, 2021.  The credit was further extended through December 31, 2021 by the American Rescue Plan Act of 2021 (“ARPA”) but was retroactively reduced by the Infrastructure Investment and Jobs Act, ending effective September 30, 2021.

During the first quarter of 2023 the Company determined that it was entitled to an ERC of $1.718 million and has submitted amended federal Form 941 returns claiming that refund.  The ERC refund is treated as a government grant reducing appropriate expenses for the $1.718 million less expenses of $258,000 for applying for the refund or a net of $1.460 million which primarily affected franchising venue as other operating expenses.  This refund applied both to Noble Roman’s, Inc. and its subsidiary, RH Roanoke, Inc.  To date the Company has received all five quarterly refunds for RH Roanoke, Inc. and three refunds for 2020 and one of the two quarterly refunds for 2021 for Noble Roman’s.  In recent communications with the Internal Revenue Service (“IRS”) initiated by the Company, the IRS has indicated that they try to respond promptly but they often need a little more time.

Recently Adopted Accounting Standards

During the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires enhanced income tax disclosures, including additional disaggregation in the rate reconciliation and income taxes paid by jurisdiction. The adoption did not impact the Company’s financial position, results of operations, cash flows, or income tax recognition and measurement, but resulted in expanded disclosures in the income tax footnote.

The Company also adopted ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

The Company previously adopted the annual disclosure requirements of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and adopted the interim disclosure requirements during 2025. The guidance requires enhanced disclosures about reportable segment expenses and other segment information. The adoption did not impact the Company’s financial position, results of operations, or cash flows, but resulted in expanded segment disclosures.

Reclassification

Certain amounts in the prior-year financial statements have been reclassified to confirm to the current-year presentation.  Such reclassification had no impact on previously reported results of operations, financial position or related cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01. The guidance requires public business entities to provide additional disclosures about certain expense categories included in income statement captions. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures and does not expect the adoption to impact recognition or measurement.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The effective date for each amendment will be the date on which the SEC removes the related disclosure requirement from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company is currently evaluating the impact of this guidance and will continue to monitor related SEC rulemaking.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The guidance clarifies the accounting for induced conversions of convertible debt instruments and is effective for annual reporting periods beginning after December 15, 2025. The Company has convertible debt instruments outstanding and is currently evaluating the impact of this guidance. The Company does not expect adoption to have a material impact unless it enters into induced conversion transactions after adoption.

Note 2:  Inventory

Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations.  At December 31, 2024 and 2025 inventory consisted of the following:

	2024	2025
Ingredient inventory used to make products in company locations	$171,793	$165,914
Marketing materials	31,239	30,035
Equipment inventory	783,943	769,263
Total	$986,975	$965,212

Note 3:  Accounts Receivable

At December 31, 2024 and 2025, the carrying value of the Company’s accounts receivable has been reduced to anticipated realizable value.  As a result of this reduction of carrying value, the Company anticipates that substantially all of its receivables reflected on the Consolidated Balance Sheets as of December 31, 2024 and 2025 will be collected although the Company has reserved $220,476.

.

Other assets, as of December 31, 2025, include security deposits and other miscellaneous assets in the amount of $114,106 and cash value of life insurance in the amount of $448,650. As of December 31, 2024 other assets included security deposits and other miscellaneous assets in the amount of $86,000 and cash value of life insurance in the amount of $218,000.

Note 4:  Property and Equipment

A summary of property and equipment as of December 31, 2024 and 2025 is as follows:

	2024	2025
Equipment	$4,349,205	$4,463,379
Leasehold improvements	3,142,591	3,175,507
Total before depreciation and amortization	7,491,796	7,638,886
Less accumulated depreciation and amortization	(3,583,276)	(3,979,112)
Net property and equipment	$3,908,520	$3,659,774

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

The Senior Note prior to the Amendment was bearing cash interest of SOFR, as defined in the Agreement, plus 7.75% per annum.  In addition, the Senior Note required PIK Interest of 3% per annum, which was being added to the principal amount of the Senior Note.  After the amendment, cash interest is SOFR, as defined in the Agreement, plus 9.0% per annum payable in arrears on the last calendar day of each month, however the PIK interest was eliminated by the amendment.  Interest is payable in arrears on the last calendar day of each month.  The Senior Note now requires principal payments of $91,667 per month beginning in May 2025.

In conjunction with the borrowing under the Senior Note, the Company issued to Corbel the Original Corbel Warrant to purchase up to 2,250,000 shares of Common Stock. The Original Corbel Warrant entitles Corbel to purchase from the Company, at any time or from time to time: (i) 1,200,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 1”), (ii) 900,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 2”), and (iii) 150,000 shares of Common Stock at an exercise price of $0.10 per share (“Tranche 3”).  Upon extension of the Senior Note, the Company issued an additional Warrant (the “New Corbel Warrant”) to Corbel to purchase up to 750,000 additional shares at an exercise price of $0.10 per share. Cashless exercise is only permitted with respect to Tranche 3 of the Original Corbel Warrant and the New Corbel Warrant. Corbel has the right, within eight months after the issuance of any shares under the Original Corbel Warrant or the New Corbel Warrant, to require the Company to repurchase such shares for cash or for put notes, at the Company’s discretion. The Original Corbel Warrant expires on the tenth anniversary of the date of its issuance.  The New Corbel Warrant expires on the fifth anniversary of the date of its issuance.  The Company was in compliance with the amended agreement as of December 31, 2025.  The fair value of the Corbel warrants at December 31, 2024 was $538,822 and the fair value at December 31, 2025 was $500,000.

At December 31, 2025, the balance of the Senior Note was comprised of:

Principal	$5,853,180
Unamortized Loan Closing Cost	382,356
Carrying Value	$5,470,824

In January 2017, the Company completed the offering of $2.4 million principal amount of promissory notes (the “Notes”) convertible to Common Stock at $0.50 per share and warrants (the “Warrants”) to purchase up to 2.4 million shares of the Company’s Common Stock at an exercise price of $1.00 per share, subject to adjustment. In 2018, $400,000 principal amount of Notes was converted into 800,000 shares of the Company’s Common Stock, in January 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, and in August 2019 another Note in the principal amount of $50,000 was converted into 100,000 shares of the Company’s Common Stock, leaving principal amounts of Notes of $1.9 million outstanding as of December 31, 2019.  Holders of Notes in the principal amount of $775,000 extended their maturity date to January 31, 2023.  In February 2020, $1,275,000 principal amount of the Notes were repaid in conjunction with a new financing leaving a principal balance of $625,000 of subordinated convertible notes outstanding due January 31, 2023. In April 2023, the holder of $50,000 principal amount of the subordinated convertible notes was repaid by the Company leaving $575,000 principal amount of Notes outstanding, $425,000 of which have been extended to May 31, 2025 or the repayment of the Senior Note, whichever comes first. The original $150,000 notes that were not extended and the $425,000 that were extended to May 31, 2025 are not past due because the holders subordinated their Notes to Corbel and Corbel prohibits payment until the Senior Note is paid, subject to the payment noted above.  These Notes bear interest at 10% per annum, including the Notes which have not been extended, paid quarterly and are convertible to Common Stock any time prior to maturity at the option of the holder at $0.50 per share, as adjusted per the terms.

Placement agent fees and other origination costs of the Notes were deducted from the carrying value of the Notes as original issue discount (“OID”).  The OID was being amortized over the term of the Notes.  The OID was fully amortized in early 2022.

Total cash and non-cash interest accrued on the Company’s indebtedness in 2024 was $1.62 million  and in 2025 was $1.34 million.

Note 6 – Warrant Liability and Fair Value Measurements

Warrant Liability

The Company accounts for certain warrants as liabilities pursuant to ASC Topic 815, Derivatives and Hedging, because certain provisions of the warrant agreements prevent the warrants from qualifying for permanent equity classification.

Accordingly, the warrants are initially recognized at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

During 2025, the Company amended its financing arrangements with Corbel Capital Partners SBIC, L.P. ("Corbel"), including amendments to previously issued warrants and the issuance of additional warrants in connection with modifications of the Company's senior secured financing arrangements.

As of December 31, 2025, the Company had warrants outstanding that were classified as liabilities and recorded at fair value.

The following table summarizes activity in the warrant liability:

Amount
Fair value of warrant liability – January 1, 2025	$538,822
New warrants issued	483,156
Change in fair value recognized in earnings	(521,978)
Fair value of warrant liability – December 31, 2025	$500,000

The change in fair value of the warrant liability is included in the accompanying Consolidated Statements of Operations as "Change in fair value of warrants."

Fair Value Measurements

The Company measures the warrant liability at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurement.

ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted prices included in Level 1.
•	Level 3 – Unobservable inputs supported by little or no market activity.

The Company's warrant liability is classified within Level 3 of the fair value hierarchy because significant valuation inputs are unobservable and require management judgment.

The following table presents the Company's warrant liability measured at fair value on a recurring basis as of December 31:

Fair Value Hierarchy	2025	2024
Level 1	$—	$—
Level 2	—	—
Level 3	500,000	538,822
Total Fair Value	$500,000	$538,822

Valuation Methodology

The Company utilized a valuation methodology incorporating market participant assumptions and available market evidence. Significant assumptions considered in the valuation included:

•	Market price of the Company's common stock;
•	Contractual exercise prices;
•	Remaining contractual terms;
•	Expected volatility;
•	Risk-free interest rates;
•	Probability of exercise and settlement assumptions; and
•	Other relevant market and contractual factors.

Because significant valuation inputs are not directly observable in active markets, the valuation is classified as a Level 3 measurement.

Level 3 Rollforward

The following table presents a rollforward of the Company's Level 3 warrant liability:

Amount
Balance at January 1, 2025	$538,822
New warrants issued	483,156
Fair value adjustments recognized in earnings	(521,978)
Balance at December 31, 2025	$500,000

Subsequent Event

Subsequent to December 31, 2025, the Company entered into an agreement with Corbel in connection with the anticipated repayment of the Company's senior secured financing arrangements. Under the terms of the agreement, the Company agreed to acquire and Corbel agreed to surrender certain outstanding warrants for aggregate consideration of $500,000, subject to the conditions set forth in the agreement. Management considered this subsequent agreement in evaluating the fair value of the warrant liability at December 31, 2025.

Note 7:  Royalties and Fees

Approximately $294,617 and $325,305 are included in 2024 and 2025, respectively, for initial fees in the Consolidated Statements of Operations. Also included in royalties and fees were approximately $145,000 and $84,311 in 2024 and 2025, respectively, for equipment commissions.  Most of the cost for the services required to be performed by the Company are incurred prior to the initial fee income being recorded which is based on contractual liability for the franchisee.

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

During the 12-month period ended December 31, 2025 there were no company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  During that period there were approximately 60 new non-traditional outlets opened and six non-traditional outlets closed.

Note 8:  Liabilities for Leased Facilities

The Company has various leases for its Company-owned Craft Pizza & Pub locations and its corporate office.

The following table summarizes the right of use asset and lease liability using a ten-year term for the leases and assumes 7% interest rate as of December 31, 2025.

Right of use assets	$3,332,195
Lease liability
Current	950,409
Long-term	2,564,162
Total	$3,514,571

The following table summarizes the Company’s scheduled minimum lease payments as of December 31, 2025.

2026	$950,409
2027 and 2028	1,611,098
2029 and after	953,064
Total operating lease obligations	$3,514,571

Note 9:  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	2025	2024
Current federal income tax expense	$—	$—
Current state income tax expense	—	—
Deferred federal income tax expense (benefit)	356,656	(132,479)
Deferred state income tax expense (benefit)	60,816	(24,879)
Total income tax expense (benefit)	$417,472	$(157,358)

Income before income taxes was approximately $1.59 million in 2025 and a loss before income taxes of approximately $161,000 in 2024.

The difference between income taxes computed using the U.S. federal statutory tax rate and the Company's effective income tax rate for the years ended December 31 is summarized as follows:

	2025	2024
Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.4%	2.4%
Permanent differences	1.6%	(0.7)%
Effective tax rate	25.0%	22.7%

Deferred tax assets consist primarily of the following at December 31:

	2025	2024
Federal and state net operating loss carryforwards	$3,114,727	$3,532,199
Total deferred tax assets	3,114,727	3,532,199
Valuation allowance	—	—
Net deferred tax asset	$3,114,727	$3,532,199

The Company had federal and state net operating loss carryforwards of approximately $13.4 million as of December 31, 2025. Certain federal net operating loss carryforwards may be carried forward indefinitely, subject to applicable limitations under the Internal Revenue Code.

Management evaluates the realizability of deferred tax assets on a periodic basis. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, projected future taxable income, reversal of existing temporary differences, and tax planning strategies.

Based on management's assessment of the Company's historical operating performance, recent profitability, projected future taxable income, and expected utilization of available net operating loss carryforwards, management concluded that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded as of December 31, 2025 or 2024.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. Tax years 2022 through 2025 remain subject to examination by the applicable taxing authorities.

The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. As of December 31, 2025 and 2024, management concluded that no material uncertain tax positions existed requiring recognition or disclosure in the accompanying consolidated financial statements.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. No material interest or penalties were recognized during 2025 or 2024.

Note 10:  Common Stock

As of December 31, 2025, there were outstanding $575,000 principal amount of Notes of which $425,000 are convertible into Common Stock at $0.50 per share and warrants to purchase 625,000 shares with an exercise price of $0.10 per share.  During 2022, the maturity of all of those Notes were extended except for two Notes in the principal amount of $150,000 to May 31, 2025 and $425,000 in principal amount of Notes which was extended to May 31, 2025 or the repayment of the Corbel Note, whichever is later.  The Notes that were not extended matured, and accompanying Warrants expired, but cannot be repaid until the Senior Note is repaid.  The Company issued to Corbel the Original Corbel Warrant to purchase up to 2,250,000 shares of Common Stock, as described in Note 5 of these notes to the Company’s consolidated financial statements.

The Company has an incentive stock option plan for key employees, officers and directors.  The options are generally exercisable three years after the date of grant and expire ten years after the date of grant.  The exercise prices equaled the fair market value of the stock at the date of grant. As of December 31, 2025, options for 3,973,834 shares were outstanding.

The Company adopted the modified prospective method to account for stock option grants, which does not require restatement of prior periods. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures. Compensation expense is based on the estimated fair values of stock options determined on the date of grant and is recognized over the related vesting period, net of an estimate of expected forfeitures which is based on historical experience.

The Company estimates the fair value of its option awards on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on external data while all other assumptions are determined based on the Company’s historical experience with stock options.  The following assumptions were used for grants in 2025:

Expected volatility	20%
Expected dividend yield	None
Expected term (in years)	3
Risk-free interest rate	3.82%

The following table sets forth the number of shares subject to options outstanding as of December 31, 2023, 2024 and 2025  and the number of shares subject to options granted, exercised or forfeited and/or expired during the years ended December 31, 2024 and 2025:

Balance of employee stock options outstanding as of 12/31/23	3,397,500
Stock options granted during the year ended 12/31/24	919,334
Stock options exercised during the year ended 12/31/24	0
Stock options forfeited/expired during the year ended 12/31/24	(245,500)
Balance of employee stock options outstanding as of 12/31/24	4,071,334
Stock options granted during the year ended 12/31/25	555,000
Stock options exercised during the year ended 12/31/25	0
Stock options forfeited/expired during the year ended 12/31/25	(652,500)
Balance of employee stock options outstanding as of 12/31/25	3,973,834

The following table sets forth the number of shares subject to non-vested options outstanding as of December 31, 2023, 2024 and 2025, and the number of shares subject to stock options granted, vested and forfeited and/or expired during the years ended December 31, 2024 and 2025.

Balance of employee non-vested stock options outstanding as of 12/31/23	560,999
Stock options granted during the year ended 12/31/24	919,334
Stock options vested during the year ended 12/31/24	(315,166)
Stock options forfeited/expired during the year ended 12/31/24	(245,500)
Balance of employee non-vested stock options outstanding as of 12/31/24	919,667
Stock options granted during the year ended 12/31/25	555,000
Stock options vested during the year ended 12/31/25	(464,567)
Stock options forfeited/expired during the year ended 12/31/25	(652,500)
Balance of employee non-vested stock options outstanding as of 12/31/25	357,600

The weighted average grant date exercise price of employee stock options granted during 2025 was $0.18.  Total compensation cost recognized for share-based payment arrangements was $27,652 in 2024 with a tax benefit of $6,636 and was $43,363 in 2025 with a tax benefit of $10,407.  As of December 31, 2025, total unamortized compensation cost related to options was $78,007, which will be recognized as compensation cost over the next six to 36 months.  No cash was used to settle equity instruments under share-based payment arrangements.

Note 11:  Statements of Financial Accounting Standards

The Company does not believe that recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.  In December 2023 the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosure” which is intended to simplify various aspects related to accounting for income taxes.  ASU 2023-09 removes certain exceptions to the general principles of ASC Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024 including interim periods therein.  The Company will adopt this ASU 2023-09 for tax year beginning January 1, 2025, however the Company does not expect adoption will have a material effect on the Company’s consolidated financial statements.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all completed on the same terms and conditions as all of the unrelated investors who purchased the other 41 Units.  The Notes, at the time of issue, were to mature three years after issue date.  In late 2018, the Company offered each remaining Note holder to extend the maturity of the Notes to January 31, 2023.  Holders of $775,000 in principal amount of the Notes accepted that offer of extension including Paul W. Mobley and Herbst Capital Management, LLC with respect to their Notes.  In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing.  In September 2022, Paul Mobley bought a Note in principal amount of $200,000 from Marcel Herbst which is included in the balance sheet as a portion of the outstanding convertible notes payable along with the attached warrants.  In 2024, Paul W. Mobley received the 10% interest in the amount of $20,000 from the Company at the same time and same rate as all other subordinated debt holders, which was included in interest expense.  After December 31, 2024, Paul Mobley agreed to pay the Company $50,000 for credit card back-up records that could not be located for charges paid by the Company during 2024 based on the use of his personal credit card.  That was established as a receivable at December 31, 2024 and that receivable was repaid immediately after established on May 12, 2025.

As of December 31, 2025, Paul W. Mobley, Executive Chairman and Chief Financial Officer, beneficially owned subordinated convertible notes with an aggregate principal balance of $300,000 that were acquired from purchases from existing note holders.

During 2025, the Company paid approximately $27,500 of interest to Mr. Mobley related to his holdings of subordinated convertible notes. Such interest was paid on the same terms and at the same contractual rate as interest paid to all other holders of subordinated convertible notes.

During 2025, Mr. Mobley acquired from an existing note holder a subordinated convertible note with a principal balance of $100,000 and the related warrants. The transaction was between Mr. Mobley and the selling note holder and did not involve the issuance of additional securities by the Company.

Note 14 – Segment Information

The Company accounts for segment reporting in accordance with ASC Topic 280, Segment Reporting.

Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance.

The Company's CODM is its Chief Executive Officer.

The Company has identified two reportable operating segments:

•	Franchising – Consists primarily of franchise royalties, franchise fee revenue, manufacturer and distributor allowances, equipment commissions, and related support activities.
•	Company-Owned Restaurants – Consists of the operations of Company-owned Craft Pizza & Pub locations and Company-operated non-traditional restaurant locations.

The CODM evaluates segment performance primarily based on segment revenue, segment operating expenses, and segment contribution margin. General corporate expenses, depreciation and amortization, interest expense, income taxes, and certain other corporate-level items are not allocated to operating segments for purposes of evaluating segment performance.

Segment information for the years ended December 31, 2025 and 2024 is as follows:

Year Ended December 31, 2025

	Franchising	Company-Owned Restaurants	Total
Revenue	$6,213,917	$9,977,046	$16,190,963
Administrative fees and other revenue	—	—	270,496
Total revenue	6,213,917	9,977,046	16,461,459
Segment operating expenses	(1,709,258)	(9,147,798)	(10,857,056)
Segment contribution margin	$4,504,659	$829,248	$5,604,403

Year Ended December 31, 2024

	Franchising	Company-Owned Restaurants	Total
Revenue	$5,540,968	$9,530,722	$15,071,690
Administrative fees and other revenue	—	—	77,910
Total revenue	5,540,968	9,530,722	15,149,600
Segment operating expenses	(1,703,136)	(8,794,444)	(10,497,580)
Segment contribution margin	$3,837,832	$736,278	$4,652,020

The following table reconciles total segment contribution margin to consolidated income before income taxes:

Year Ended December 31,

	2025	2024
Total segment contribution margin	$5,604,403	$4,652,020
General and administrative expenses	(2,336,422)	(2,677,334)
Depreciation and amortization	(392,948)	(499,648)
Operating income	2,875,033	1,475,038
Interest expense	(1,336,773)	(1,637,398)
Change in fair value of warrants	52,436	1,828
Income (loss) before income taxes	$1,590,696	$(160,532)

The CODM does not regularly review total assets by segment for purposes of allocating resources. Accordingly, asset information by segment is not presented.

Substantially all revenues are generated within the United States. No individual franchisee or customer accounted for more than 10% of consolidated revenue during 2025 or 2024.

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Subsequent to December 31, 2025, the Company entered into arrangements relating to the anticipated refinancing and repayment of its Senior Secured Promissory Note with Corbel Capital Partners SBIC, L.P. ("Corbel").

The Company and Corbel entered into a payoff agreement providing for the repayment in full of amounts outstanding under the Senior Secured Promissory Note and related financing arrangements. In connection with the payoff agreement, the Company agreed to purchase, and Corbel agreed to surrender for cancellation, all outstanding warrants held by Corbel for aggregate consideration of $500,000.

The payoff agreement provides that the repayment of the outstanding indebtedness and the repurchase and cancellation of the warrants will become effective upon satisfaction of the conditions specified in the agreement, including payment of the required payoff amounts. If the conditions are not satisfied within the time period specified in the agreement, the payoff agreement may terminate and the existing financing arrangements would remain outstanding in accordance with their terms.

The Company is actively pursuing replacement financing to refinance the Corbel indebtedness, repay outstanding subordinated convertible notes, fund the repurchase and cancellation of the Corbel warrants, and provide additional working capital. As of the date the consolidated financial statements were issued, the financing transaction was still in progress.

Management evaluated these events in accordance with ASC Topic 855, Subsequent Events. Because the payoff agreement, warrant repurchase arrangement, and related refinancing activities occurred subsequent to December 31, 2025, no adjustment has been recorded in the accompanying consolidated financial statements. Management has disclosed these matters because they are significant subsequent events relevant to an understanding of the Company's financial position, liquidity, and warrant liability.

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

Sassetti LLC

We have served as the Company’s auditor since 2024. Oak Brook, Illinois

Auditor ID # 29 June 6, 2025

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 • 708.386.1433 • www.sassetti.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Noble Roman's Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Noble Roman's Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Realizability

As described in Notes 1 and 8 to the consolidated financial statements, the Company recorded a deferred tax asset of approximately $3,100,000 as of December 31, 2025. We identified the evaluation of the deferred tax asset as a critical audit matter because significant auditor judgment was required to evaluate the realizability of the deferred tax asset and management's conclusion that a valuation allowance was not required. The audit required significant judgment in evaluating available positive and negative evidence, including historical operating results, projected future taxable income, available net operating loss carryforwards, and other relevant factors affecting realization.

The primary procedures we performed to address this critical audit matter included:

•	Inspecting the Company's filed federal income tax returns and evaluating available net operating loss carryforwards;
•	Independently estimating taxable income utilizing audited financial statement amounts and known book-tax differences;
•	Evaluating significant temporary differences identified during the audit, including lease accounting balances under ASC 842 and other deferred tax items;
•	Evaluating management's assessment regarding realization of deferred tax assets; and
•	Assessing whether a valuation allowance was required under ASC 740.

Fair Value Measurement of Warrant Liability

As described in Notes 1 and 5 to the consolidated financial statements, the Company recorded a warrant liability of approximately $500,000 as of December 31, 2025 that is measured at fair value on a recurring basis.

We identified the fair value measurement of the warrant liability as a critical audit matter because the accounting involved significant auditor judgment related to the classification, valuation, and measurement of the warrant liability. The valuation required consideration of complex assumptions including volatility, expected term, risk-free interest rates, exercise prices, and the impact of multiple warrant issuances and amendments during 2025.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the contractual terms of the warrant agreements and related amendments;
•	Assessing the appropriateness of liability classification under U.S. GAAP;
•	Testing the completeness of warrant issuances and modifications occurring during the year;
•	Evaluating the valuation methodology utilized to estimate fair value;
•	Testing significant assumptions utilized in the Black-Scholes valuation model, including volatility, expected term, exercise prices, and risk-free interest rates; and
•	Recalculating selected components of the warrant liability valuation.

/s/ Stephano Slack LLC (PCAOB ID#03523)

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

May 29, 2026

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2025.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described below, management identified a material weakness in the Company's internal control over financial reporting as of December 31, 2025. Because of this material weakness, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2025.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation, management identified a material weakness in internal control over financial reporting related to the Company's financial reporting and period-end close process.

Specifically, the Company did not maintain effective controls designed to ensure that significant accounting transactions, estimates, account reconciliations, manual journal entries, and financial statement disclosures were appropriately analyzed, documented, reviewed, and recorded in accordance with U.S. generally accepted accounting principles.

As a result, management identified deficiencies in the preparation and review of certain accounting analyses, account reconciliations, journal entries, and financial statement disclosures. These deficiencies required significant management attention and additional audit procedures to support the Company's financial reporting process.

Because of this material weakness, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2025.

Remediation Plan

Management is committed to improving the Company's internal control over financial reporting and has hired a Chief Accounting Officer and additional staff accountant which started late in 2025.  To remediate the material weakness identified above, planned activities include enhancing documentation and review procedures for significant accounting analyses, account reconciliations, manual journal entries, and financial statement disclosures, as well as evaluating the need for additional accounting resources and external technical accounting assistance where appropriate.

Management will continue to evaluate the effectiveness of these remediation efforts and will report on the status of remediation in future filings.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company has two segments to its operations, one being the activity of the Company-owned Craft Pizza & Pub restaurants and the other franchising activity primarily in non-traditional locations.  With regard to the accounting separation for these two different activities please refer to Part II, Item 5 of this Form 10-K, setting forth the revenue and expenses, including margin contribution, for both of those business units for 2024 and 2025.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND  CORPORATE GOVERNANCE

Set forth below is certain information regarding the executive officers and the directors of the Company:

Name	Age	Positions with the Company
Paul W. Mobley	85	Executive Chairman of the Board, Chief Financial Officer and Class II Director
A. Scott Mobley	62	Chief Executive Officer, President, Secretary and Class III Director
Douglas H. Coape-Arnold	80	Class I Director
Jeffrey Roberts	49	Class I Director
Troy Branson	62	Executive Vice President of Franchising

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

Jeffrey Roberts has been a director of the Company since 2025.  Mr. Roberts is, since 2011, a Founding Partner of Roberts Means Roncevic Kapela LLC, a law firm based in Carmel, Indiana. Mr. Roberts manages the firm and leads its litigation practice group. Mr. Roberts earned his J.D. from the Indiana University Maurer School of Law and a B.S. degree from the Indiana University Kelley School of Business - Bloomington, with a double major in finance and marketing.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2024 and 2025

The following table sets forth the cash and non-cash compensation awarded to or earned by the Executive Chairman of the Board and Chief Financial Officer, the Chief Executive Officer, President and Secretary and the one other highest paid executive officer of the Company.

Name and Principal Position(s)	Year	Salary	Non-Equity Incentive Compensation	Option Awards(1)	Total Compensation
Paul W. Mobley	2025	$352,750	$-	$3,200	$355,950
Executive Chairman of the Board and Chief Financial Officer	2024	$330,750	$-	$ 12,667	$343,417

A. Scott Mobley	2025	$513,349	$-	$6,800	$520,149
Chief Executive Officer, President and Secretary	2024	$485,043	$-	$8,867	$493,910

Troy Branson	2025	$266,309	$-	$1,600	$267,909
Executive Vice President	2024	$240,668	$-	$3,200	$243,868

(1) These amounts represent the grant date fair value of the option awards.  See “—Equity Incentive Awards” for information regarding valuation of stock option grants.

Equity Incentive Awards

The Company maintains an employee stock option plan for its employees, officers and directors that is designed to motivate them to increase shareholder value. Any employee, officer or director of the Company is eligible to be awarded options under the plan. The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year and both will expire ten years after the date of grant. The vesting period is intended to provide incentive for longevity with the Company. Awards under the plan are periodically made at the recommendation of the Executive Chairman/Chief Financial Officer and President/Chief Executive Officer and then considered and approved or changed by the board of directors. The employee stock option plan does not have a limit on the number of shares that may be issued under the plan.

The Summary Compensation Table includes the grant date fair value for stock options granted in 2025 to the named executive officers under the Company’s employee stock option plan. The Company determines the grant date fair value of stock options calculated in accordance with ASC Topic 718. See Note 9 to the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K a discussion of the Company’s determination of the grant date fair value of stock options.

In 2025, the Company granted options for 565,000 shares and 652,500 stock options were forfeited.

Employment Agreements

Paul W. Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $752,456 per year for 2025 (although Mr. Mobley voluntarily reduced his base compensation to $352,750 for 2025 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase during the term of the Corbel financing); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; (C) provides group life insurance in accordance with the group policy provided all salaried employees; and (D) provides for the Company to pay premiums for life insurance pledged to Corbel as security. The initial term of the agreement was seven years and the term automatically renews each year for a seven-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

A. Scott Mobley has an employment agreement with the Company which: (A) fixes his base compensation at $669,744 per year for 2025 (although Mr. Mobley voluntarily reduced his base compensation to $513,349 for 2025 and pursuant to an agreement entered into in conjunction with the Corbel financing in 2020 Mr. Mobley agreed to limit his salary in future years to a 5% per annum increase during the term of the Corbel financing); (B) provides for reimbursement of travel and other expenses incurred in connection with his employment, including the furnishing of an automobile and health and accident insurance similar to that provided other employees; (C) provides group life insurance in accordance with the group policy provided all salaried employees; and (D) provides for the Company to pay premiums for life insurance pledged to Corbel as security. The initial term of the agreement was five years and the term automatically renews each year for a five-year period unless the board of directors takes specific action to not renew. The agreement is terminable by the Company for cause as defined in the agreement. The agreement does not provide for any benefits payable as a result of a change of control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of the executive officers named in the Summary Compensation Table as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul W. Mobley	60,000		0.53	7/7/26
	70,000		0.51	7/7/27
	70,000		0.623	7/6/28
	80,000		0.60	7/2/29
	70,000		0.40	9/30/30
	70,000		0.70	7/2/31
	70,000		0.22	6/1/32
	106,084	212,167	0.38	8/24/34
		80,000	0.18	9/16/35
A. Scott Mobley	70,000		0.53	7/7/26
	90,000		0.51	7/7/27
	80,000		0.623	7/6/28
	100,000		0.60	7/2/29
	80,000		0.40	9/30/30
	120,000		0.70	7/2/31
	120,000		0.22	6/1/32
	73,889	147,778	0.38	8/24/34
		170,000	0.18	9/16/35
Troy Branson	35,000		0.53	7/7/26
	42,500		0.51	7/7/27
	42,500		0.623	7/6/28
	42,500		0.60	7/2/29
	30,000		0.40	9/30/30
	35,000		0.70	7/2/31
	70,000		0.22	6/1/32
		80,000	0.38	8/24/34
		40,000	0.18	9/16/35

The employee stock option plan provides that any options issued pursuant to the plan for non-director employees will have a three-year vesting period and for director employees will vest one-third each year, so long as the optionee continues to be employed by the Company, and both will expire ten years after the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas H. Coape-Arnold	21,500	2,600	-	24,100
Marcel Herbst (2)	16,000	-		16,000
William Wildman (3)	10,000	-		10,000
Jeffrey Roberts (1)	5,000	2,600	-	7,600

(1)	Mr. Roberts joined the Board effective as of September 16, 2025.
(2)	Mr. Herbst resigned from the Board effective September 16, 2025.
(3)	Mr. Wildman passed away on July 6, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2026, there were 22,215,512 shares of the Company’s Common Stock outstanding. The following table sets forth the amount and percentage of the Company’s Common Stock beneficially owned on March 1, 2026, including shares that may be acquired by the exercise of options, by: (A) each director and named executive officer individually; (B) each beneficial owner of more than 5% of the Company’s outstanding Common Stock known to the Company; and (C) all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (2)
Corbel Capital Partners SBIC, L.P.	2,468,362	(3)	9.9999%
Paul W. Mobley	3,852,702	(4)	16.0
A. Scott Mobley	2,114,578	(5)	9.1
Douglas H. Coape-Arnold	390,000	(6)	1.7
Jeffrey Roberts	65,000	(7)	-
Troy Branson	487,500	(8)	2.2
BT Brands, Inc. and Gary Copperud	1,437,184	(9)	6.1
All executive officers and directors as a group (5) persons	6,909,780		26.5%

(1)	All shares owned directly with sole investment and voting power, unless otherwise noted.

(2)

The percentage calculations are based upon 22,215,512 shares of the Company’s Common Stock issued and outstanding as of the most recent practicable date and, for each officer, director or significant holder of the group, the number of shares subject to options, warrants or conversion rights exercisable within 60 days of March 1, 2026.

(3)

According to the information provided to the Company in an amendment to Schedule 13G, filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2026, Corbel Capital Partners, SBIC L.P. and affiliates beneficially own, by exercising all of their outstanding warrants, up to 5,000,000 shares of the outstanding shares of common stock. However, on December 31, 2025 the number of shares beneficially owned by exercising all of their outstanding warrants would be 5,000,000 shares. However, Corbel agreed that only warrants for up to 9.99999% of the outstanding shares of common stock are exercisable (the “Warrant Blocker”). The beneficial ownership listed above takes into account the Warrant Blocker meaning all of their warrants cannot be exercised. The Schedule 13G, as amended, states that the reporting persons have shared voting power and shared dispositive power for all such shares. The reporting persons’ address is 11777 San Vicente Blvd., Suite 777, Los Angeles, California 90049.

(4)

The total includes 956,667 shares of Common Stock subject to options granted under a stock option plan, 600,000 shares issuable upon conversion of convertible notes and warrants to purchase 450,000 shares. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(5)	The total includes 1,121,667 shares of Common Stock subject to options granted under a stock option plan. Mr. Mobley’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(6)	The total includes 370,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Coape-Arnold’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(7)	The total includes 65,000 shares of Common Stock subject to options granted under a stock option plan. Mr. Roberts’ address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(8)	The total includes 457,500 shares of Common Stock subject to options granted under a stock option plan. Mr. Branson’s address is 6612 E. 75th Street, Suite 450, Indianapolis, Indiana 46250.

(9)

According to information provided to the Company in an amendment to Schedule 13D filed with SEC on February 23, 2023, the total includes 176,031 shares for which Mr. Copperud states he has sole voting power and sole dispositive power and 1,261,153 shares for which BT Brands, Inc. states it has sole voting power and sole dispositive power. The reporting person’s address is 405 West Main Avenue, Suite 2D, West Fargo, North Dakota 58078.

The following table provides information as of December 31, 2025 with respect to the shares of the Company’s Common Stock that may be issued under its existing equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-

Equity compensation plans not approved by stockholders	3,973,834	$.38	(1)

Total	3,973,834	$.38	(1)

(1)	The Company may grant additional options under the employee stock option plan. There is no maximum number of shares available for issuance under the employee stock option plan.

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

Of the 48 Units sold in the private placement which began in October 2016, three Units were purchased by Paul W. Mobley, Executive Chairman, and four Units were purchased by Marcel Herbst, Director, via Herbst Capital Management, LLC. Each Unit consists of a Note in the principal amount of $50,000 and a Warrant to purchase 50,000 shares of the Company’s Common Stock. These transactions were all on the same terms and conditions as all of the independent investors who purchased the other 41 Units. The Notes, at the time of issue, were to mature three years after issue date. In late 2018, the Company sent an offer to each remaining Note holder offering to extend the maturity of the Notes to January 31, 2023. Holders of $775,000 in principal amount of the Notes accepted that offer of extension including the Notes held by Paul W. Mobley and Herbst Capital Management, LLC. In conjunction with the refinancing of the Company in February 2020, Notes held by Paul Mobley were included in the $1,275,000 in principal amount of Notes that were repaid out of the proceeds of the new financing. In September 2022, Paul Mobley bought a subordinated note in principal amount $200,000 from Marcel Herbst along with attached warrants. After December 31, 2024, Paul Mobley agreed to pay the Company $50,000 for credit card back-up records that could not be located for charges paid by the Company based on the use of his personal credit card. That was established as a receivable at December 31, 2024 and that receivable was repaid immediately after established on May 12, 2025. In 2025, Paul Mobley purchased a Note holder’s Note in principal amount of $100,000 which is included in the balance sheet as a portion of the outstanding convertible notes payable along with the attached warrants. During 2025, Paul Mobley received the 10% interest from the Company at the same time as all other Note holders.

The Company’s board of directors is currently comprised of: Paul W. Mobley, the Executive Chairman and Chief Financial Officer; A. Scott Mobley, the President and Chief Executive Officer; Douglas H. Coape-Arnold; and Jeffrey Roberts. For the purpose of determining director independence, the Company has adopted the New York Stock Exchange definition of independence. The board of directors has determined that Messrs. Coape-Arnold and Roberts are independent directors under that definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Assurance Dimensions, Sassetti, LLC (“Sassetti”) and Stephano Slack, LLC (“Slack”) for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, and fees billed for other services rendered by such firms during 2024 and 2025, respectively.

	2024	2025
Audit fees and review fees (1)	$129,402	$53,170

 ________________

(1)

Audit fees consist of fees rendered for professional services rendered by Assurance Dimensions and Sassetti for the audit of the Company’s financial statements included in the Company’s annual reports on Form 10-K for the year ended December 31, 2024, and the review of the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q during 2024 by Assurance Dimensions and Sassetti. Slack has been engaged for the review of the Company’s quarterly reports on Form 10-Q for 2025’ along with the 2025 annual audit.

The engagement of Sassetti and Slack, for conducting the audit of the Company’s financial statements for the year ended December 31, 2024 and 2025, respectively, and for the review of its financial statements included in the Company’s quarterly reports on Form 10-Q for ’2024 and 2025 by Assurance Dimensions, Sassetti and Slack, respectively, was pre-approved by the Company’s board of directors. None of Assurance Dimensions, Sassetti and Slack has been engaged by the Company to perform any services other than audits of the financial statements included in its Form 10-Ks and review of the financial statements in its Form 10-Qs. The board of directors does not have a pre-approval policy with respect to work performed by the Company’s independent auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Noble Roman’s, Inc. and Subsidiaries are included in Item 8:

Exhibit Number	Description

3.1

Amended Articles of Incorporation of the Registrant, filed as an exhibit to the Registrant’s Amendment No. 1 to the Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed July 1, 1985 (SEC File No. 2-84150), is incorporated herein by reference.

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

10.9	Amendment Number Four dated April 14, 2025, to the to the Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under Section 1350

32.2	C.F.O. Certification under Section 1350

101	Interactive Financial Data

* Management contract for compensation plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: June 5, 2026	By:	/s/ A. Scott Mobley
A. Scott Mobley, President and Chief Executive
Officer

Date: June 5, 2026	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 5, 2026	/s/ Paul W. Mobley
Paul W. Mobley
Executive Chairman of the Board,
Chief Financial Officer and Director

Date: June 5, 2026	/s/ A. Scott Mobley
A. Scott Mobley
President, Chief Executive Officer and Director

Date: June 5, 2026	/s/ Douglas H. Coape-Arnold
Douglas H. Coape-Arnold
Director

Date: June 5, 2026	/s/ Jeffrey Roberts
Jeffrey Roberts
Director

