Form 10-Q
period 2026-03-31
NOBLE ROMANS INC
filed 2026-06-29
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

Commission file number:0-11104

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

As of June 5, 2026, there were 22,215,512 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2025 and March 31, 2026 (unaudited and unreviewed)	Page 3

Condensed consolidated statements of operations for the three-month periods ended March 31, 2025 and 2026 (unaudited and unreviewed)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended March 31, 2025 and 2026 (unaudited and unreviewed)	Page 5

Condensed consolidated statements of cash flows for the three-month periods ended March 31, 2025 and 2026 (unaudited and unreviewed)	Page 6

Notes to condensed consolidated financial statements (unaudited and reviewed)	Page 7

Noble Roman's, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and Not Reviewed)

	December 31,	March 31,
Assets	2025	2026
Current assets:		(unreviewed)
Cash	$533,670	$539,321
Employee Retention Tax Credit Receivable	527,948	527,948
Accounts receivable - net	741,539	773,143
Inventories	965,212	1,000,187
Prepaid expenses	478,262	556,549
Total current assets	3,246,631	3,397,148

Property and equipment:
Equipment	4,463,379	4,499,440
Leasehold improvements	3,175,507	3,181,294
	7,638,886	7,680,734
Less accumulated depreciation and amortization	3,979,112	4,082,998
Net property and equipment	3,659,774	3,597,736
Deferred tax asset	3,114,727	3,041,295
Deferred contract costs	1,699,935	1,689,451
Goodwill	278,466	278,466
Operating lease right of use assets	3,322,195	3,114,355
Other assets	562,756	565,994
Total assets	$15,894,484	$15,684,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$702,207	$746,292
Current portion of operating lease liability	950,409	969,806
Current portion of Corbel loan payable	5,470,824	5,210,593
Current portion of subordinated notes payable	575,000	575,000
Warrant liability	500,000	500,000
Total current liabilities	8,198,440	8,001,691

Long-term obligations:
Operating lease liabilities – net of current portion	2,564,162	2,314,923
Deferred contract income	1,699,934	1,689,451
Total long-term liabilities	4,264,096	4,004,374
Total liabilities	$12,462,536	$12,006,065

Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2025 and March 31, 2026)	24,911,141	24,925,043
Accumulated deficit	(21,479,193)	(21,246,663)
Total stockholders’ equity	3,431,948	3,678,380
Total liabilities and stockholders’ equity	$15,894,484	$15,684,445

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	Three-Months Ended March 31,
	2025	2026
		(unreviewed)
Revenue:
Restaurant revenue - company-owned Craft Pizza & Pub	$2,019,418	$2,094,417
Restaurant revenue - company-owned non-traditional	294,573	276,241
Franchising revenue	1,445,908	1,519,025
Administrative fees and other	299	14,363
Total revenue	3,760,198	3,904,046

Operating expenses:
Restaurant expenses - company-owned Craft Pizza & Pub	1,890,687	1,938,704
Restaurant expenses - company-owned non-traditional	293,111	269,328
Franchising expenses	546,447	419,128
Total operating expenses	2,730,245	2,627,160

Depreciation and amortization	96,066	103,886
General and administrative expenses	432,248	622,517
Total expenses	3,258,559	3,353,563
Operating income	501,639	550,483

Interest expense	329,754	244,521
Income before income taxes	171,885	305,962
Income tax expense	41,252	73,432
Net income	$130,633	$232,530

Earnings per share - basic
Net income	$.01	$.01

Weighted average number of common shares outstanding	22,215,512	22,215,512

Diluted earnings per share:
Net income	$.01	$.01
Weighted average number of common shares outstanding	25,278,930	32,079,346

See accompanying notes to condensed consolidated financial statements (unaudited).

            Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders' Equity

(Unaudited and Not Reviewed)

Three Months Ended March 31, 2025:

	Common Stock Shares Amount		Accumulated Deficit	Total
Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

Amortization of value of stock options		9,991		9,991

Net income for three months ended March 31, 2025	-	-	130,633	130,633

Balance at March 31, 2025	22,215,512	$24,877,769	$(22,521,784)	$2,355,985

Three Months Ended March 31, 2026 (unreviewed):

	Common Stock Shares Amount		Accumulated Deficit	Total
Balance at December 31, 2025	22,215,512	$24,911,141	$(21,479,193)	$3,431,948

Amortization of value of stock options		13,902		13,902

Net income for three months ended March 31, 2026	-	-	232,530	232,530

Balance at March 31, 2026	22,215,512	$24,925,043	$(21,246,663)	$3,678,380

See accompanying notes to condensed consolidated financial statements (unaudited)

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and Not Reviewed)

OPERATING ACTIVITIES	Three Months Ended March 31,
	2025	2026
		(unreviewed)
Net income (loss)	$130,633	$232,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of value of stock options	9,991	13,902
Depreciation and amortization	190,148	118,656
Deferred income taxes	41,252	73,432
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	92,835	(31,604)
Inventories	3,774	(34,975)
Prepaid expenses	19,754	(78,287)
Other assets including long-term portion of receivables	(14,533)	(3,239)
Net increase in operating lease liabilities and lease assets	(34,282)	(12,001)
Increase (decrease) in accounts payable and accrued expenses	(315,717)	44,085
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	123,855	322,499

INVESTING ACTIVITIES
Purchase of property and equipment	(19,445)	(41,848)
NET CASH USED IN INVESTING ACTIVITIES	(19,445)	(41,848)

FINANCING ACTIVITIES
Principal payment on Corbel loan	(250,000)	(275,000)
NET CASH USED BY FINANCING ACTIVITIES	(250,000)	(275,000)

(Decrease) Increase in cash	(145,590)	5,651
Cash at beginning of period	710,227	533,670
Cash at end of period	$564,637	$539,321
Supplemental schedule of investing and financing activities
Cash paid for interest	$230,184	$229,750

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited interim condensed consolidated financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Noble Roman’s, Inc. and its subsidiary.

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies from those disclosed in the 2025 Form 10-K.

Note 2 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations at March 31, 2026 and December 31, 2025 inventory consisted of the following:

	As of 3/31/26	As of 12/31/25
Ingredient inventory used to make products in company locations	$178,471	$165,914
Marketing materials	40,320	30,035
Equipment inventory	781,395	769,263
Total	$1,000,186	$965,212

Note 3 – Royalties and fees included initial franchise fees of $72,483 (after deferral of $56,000 initial fees and amortization of $66,483 of previously deferred fees) for the three-month period ended March 31, 2026 and $63,779 (after deferral of initial fees of $37,500 and amortization of $45,142 of previously deferred fees) for the three-month period ended March 31, 2025. Royalties and fees included equipment commissions of $5,859 for the three-month period ended March 31, 2026 and $12,801 for the three-month period ended March 31, 2025. Royalties and fees, including amortized initial franchise fees and equipment commissions, were $1,510,493 for the three-month period ended March 31, 2026 and $1,445,908 for the three-month period ended March 31, 2025. Essentially all of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

At March 31, 2026, the deferred contract income and deferred contract cost was $1,689,451. Both balances are recognized in income and expense over the term of the underlying franchise agreement.

At December 31, 2025 and March 31, 2026, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value. After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of March 31, 2026, will be collected although the Company does have a reserve of approximately $231,000 against those receivables.

During the three-month period ended March 31, 2026, there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed. During the same three-month period nine new non-traditional outlets opened and one non-traditional outlet closed.

Note 4 - Subsequent to the first quarter report, the Company, on June 10, 2026, entered into a Credit Agreement with Lake Forest Bank and Trust Company, N.A. for a new five-year term loan in the amount of $6,900,427.17 bearing interest of SOFR as defined in the agreement plus 4%, which was used to pay the remaining balance to Corbel Capital Partners SBIC, L.P., to repay the outstanding sub-debt of $500,000, to purchase and cancel all outstanding warrants owned by Corbel Capital Partners SBIC, L.P., plus all closing costs associated with that new loan and repayment of Corbel.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2026.

	Three Months Ended March 31, 2026
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$232,530	22,215,512	$.01
Effect of dilutive securities
Stock and warrant dilution		8,713,834
Convertible notes	14,375	1,150,000	____
Diluted earnings per share
Net income	$246,905	32,079,346	$.01

The following table sets forth the calculation of basic and diluted loss per share for the three-month period ended March 31, 2025:

	Three Months Ended March 31, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$171,926	22,215,512	$.01
Effect of dilutive securities
Stock and warrant dilution		1,913,418
Convertible notes	14,375	1,150,000	____
Diluted earnings per share
Net income	$186,301	25,278,930	$.01

Note 6 - At March 31, 2026, the balance of the Senior Note was comprised of:

Principal	$5,578,179
Unamortized Loan Closing Cost	$(367,586)
Carrying Value	$5,210,593

All Senior Note payments are current.

Note 7 – The Company, from time to time, is or may become involved in litigation or regulatory proceedings arising out of its normal business operations. Currently, there are no such pending proceedings which the Company considers to be material.

There are no commitments to any key executives or officers beyond an employment agreement with each of the Executive Chairman & Chief Financial Officer and the President & Chief Executive Officer.

Note 8 – Deferred tax asset of $3.0 million was remaining at March 31, 2026 and a provision for income taxes at an effective rate of 24% was reflected on the operating statement for the three-month period ended March 31, 2026 which was used to reduce the deferred tax asset. Based on current operations and company projections, the deferred tax asset of $3.0 million is more likely than not to be used up over the next five years, therefore no allowance was deemed necessary as of March 31, 2026.

Note 9 - There were no material changes to the Company’s operating lease arrangements during the three months ended March 31, 2026. The Company continues to operate under operating leases for its corporate office and nine Craft Pizza & Pub locations, with a weighted-average remaining lease term of approximately 43 months (excluding renewal options).

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

Note 11 – Stock-Based Compensation - The Company recognized stock-based compensation expense of $13,902 for the three months ended March 31, 2026.

There were no stock options granted and none forfeited and none exercised during the three-month period ended March 31, 2026. Accordingly, the outstanding options as of March 31, 2026 and December 31, 2025 were 3,973,834.

Note 12 – Segment Reporting - The Company accounts for segment reporting in accordance with ASC Topic 280, Segment Reporting.  Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance.  For details of revenue and expenses by segment see charts on pages 15 and 16 in this Form 10-Q.

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

Disaggregation of Revenue

The following table disaggregates revenue by major revenue source for the quarter ended March 31:

Revenue Source	2026	2025
Company-owned Craft Pizza & Pub restaurant revenue	$2,094,417	$2,019,418
Company-owned non-traditional restaurant revenue	276,241	294,573
Franchising revenue (including royalties, franchise fee amortization, manufacturer allowances, equipment commissions and other franchise-related revenue)	1,519,025	1,445,908
Administrative fees and other revenue	14,363	299
Total Revenue	$3,904,046	$3,760,198

The Company's CODM is its Chief Executive Officer.

The Company has identified two reportable operating segments:

•	Franchising – Consists primarily of franchise royalties, franchise fee revenue, manufacturer and distributor allowances, equipment commissions, and related support activities.

•	Company-Owned Restaurants – Consists of the operations of Company-owned Craft Pizza & Pub locations and Company-operated non-traditional restaurant locations.

The CODM evaluates segment performance primarily based on segment revenue, segment operating expenses, and segment contribution margin. General corporate expenses, depreciation and amortization, interest expense, income taxes, and certain other corporate-level items are not allocated to operating segments for purposes of evaluating segment performance.

For income and expense performance please refer to the margin statements on pages 15 and 16.

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

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses. The Company’s development plans stress selling more non-traditional franchises with the pandemic coming to an end and the owners of non-traditional host facilities looking to expand their options to invest in their growth. The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open.

The initial franchise fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$2,750	$30,000

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2025		2026
Revenue	$2,019,418	100.0%	$2,094,417	100.0%
Cost of sales	416,267	20.6	405,963	19.4
Salaries and wages	599,151	29.7	583,266	27.8
Facility cost including rent, common area and utilities	404,006	20.0	433,255	20.7
Packaging	67,701	3.4	70,102	3.3
Delivery fees	64,205	3.2	99,937	4.8
All other operating expenses	339,357	16.8	346,182	16.5
Total expenses	1,890,687	93.7	1,938,705	92.5
Margin contribution	$128,731	6.4%	$155,712	7.5%

The following table sets forth the revenue, expense and margin contribution of the Company's franchising venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2025		2026
Royalties and fees from franchising	$1,445,908	100.0%	$1,519,025	100.0%
Salaries and wages	211,106	14.6	201,214	13.2
Franchisee promotion expense	60,000	4.1	40,138	2.6
Insurance	87,235	6.0	75,212	5.0
Travel and auto	33,385	2.3	26,425	1.7
All other operating expenses (benefit)	154,721	10.8	76,139	5.1
Total expenses	546,447	37.8	419,128	27.6
Margin contribution	$899,461	62.2%	$1,099,897	72.4%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three Months ended March 31,
	2025		2026
Revenue	$294,573	100.0%	$276,241	100.0%
Total expenses	293,111	99.5	269,328	97.5
Margin contribution	$1,462	0.5%	$6,913	2.5%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue was $2,094,417 for the three months ended March 31, 2026 compared to $2,019,418 for the corresponding period in 2025. The same stores sales increase of approximately 3.7% during this period is a very rewarding growth rate considering high gas prices, the uncertainty in the market and the general trend among restaurants and consumer spending in general. Additionally, the Company’s operating market experienced what has been reported as the 12th largest snowfall on record for the Indianapolis area over the course of two days in January and operations were limited or halted due to travel restrictions imposed by various municipal governments and due to road conditions in general.

Cost of sales decreased to 19.4% for the three months ended March 31, 2026 from 20.6% for the corresponding period last year. This decrease was because the Company maintained excellent controls over portioning and actively managed sales mix with dual promotions featuring both value and premium-priced offerings, partially offset by inflationary pressure on ingredient costs.

Salaries and wages decreased to 27.8% for the three months ended March 31, 2026 from 29.7% for the comparable period in 2025. This was the result of more efficient use of labor due to increased average tenure and experience of the Company’s workforce and the Company’s general focus on efficiency management.

Gross margin contribution as a result of what was discussed in the previous paragraphs, increased to 7.5% for the three months ended March 31, 2026 from 6.4% for the comparable period last year. This was accomplished despite the inflationary pressures on most all expenses as well as the Company’s value promotions in the face of weak consumer spending.

Franchising

The revenue from this venue increased to $1,519,025 from $1,445,908 in the three months ended March 31, 2026 compared to the corresponding period in 2025. This significant increase of approximately 5.1% is a result of the continued expansion of the number of franchised units being opened. It is expected this trend will continue and the Company expects to open another 60 to 70 locations in year 2026.

Salaries and wages decreased to 13.2% from 14.6% as a percent of revenue for the comparable period in 2026 versus 2025. This decrease came primarily from the growing number of franchises open without the necessity of adding additional staff. The Company’s franchising business model allows it to substantially grow the number of open units without significant increases in overhead.

Company-Owned Non-Traditional Location

Gross revenue from this venue decreased slightly to $276,241 from $294,573 in the three-month period ended March 31, 2026 compared to the corresponding period in 2025. The slight reduction is primarily contributable to reduced beverage sales which was the result of the hospital installing several coolers displaying energy beverages in competition to normal fountain beverages.

Other Expenses

Depreciation and amortization increased slightly to $104,000 from $96,000 for the three-month periods ended March 31, 2026 and 2025. The primary reason for this consistency is the fact that no additional new Company-owned locations have opened since late 2021.

General and administrative expenses increased to $622,517 from $424,405 for the three-month period ended March 31, 2026 compared to the corresponding period in 2025. The primary reason for the increase was the continued growth in the non-traditional venue and increase in our accounting structure to provide improved performance, improved internal controls and to create some redundancy capability. The Company does not anticipate further increases in general and administrative expenses over the current rate.

Interest expense decreased to $244,521 from $329,754 for the three-month period ended March 31, 2026 compared to the corresponding period in 2025. The primary reason for the decrease was the continued repayment of principal in the amount of $91,667 per month for all months since April 2025 and with Amendment #4 to the Senior Security Loan and Warrant Purchase Agreement with Corbel the PIK interest was eliminated and replaced with an increase in the base rate to SOFR plus 9%.

Net income was $232,530 after an income tax accrual of $73,431, which will not be paid because of a deferred tax credit of approximately $3.0 million remaining which will offset any cash tax payments for a significant period of time. Net income before tax was $305,962 compared to $171,885 for the three-month period ended March 31, 2026 compared to the same period in 2025.

Liquidity and Capital Resources

The Company’s current ratio was .43-to-1 as of March 31, 2026 compared to .40-to-1 as of December 31, 2025. As a result of the amendment to the Senior Note, including the extension of the maturity of the Senior Note to June 30, 2026, both the Senior Note and the subordinated convertible notes are now carried as short-term liabilities at both December 31, 2025 and March 31, 2026. The Company has entered into an arrangement relating to the anticipated refinancing of its loan with Corbel Capital Partners SBIC, L.P. Separately, the Company negotiated to purchase all of Corbel’s outstanding warrants for $500,000. The company’s purchase of Corbel’s warrants, and their cancellation, will be effective upon satisfaction of the conditions specified in the agreement, including repayment of the remaining loan balance, accrued interest, and other associated fees and costs. If the conditions are not satisfied within the time period specified in the agreement, the payoff agreement may terminate, and the existing financing arrangements will remain outstanding in accordance with their terms. The company is actively pursuing the closing of a replacement financing package that will repay the remaining Corbel loan, repay the outstanding subordinated notes, and fund the purchase and cancellation of the Corbel warrants.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan and refinance the Senior Note before its maturity in 2026, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or the openings contemplated by the Development Agreement not occurring, shifts in market demand, the success of franchise programs, general economic conditions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. If activist stockholder activities ensue, or if certain parties (acting individually or as a group) seek initiate interference in the Company’s business relationships, the Company business could be adversely impacted.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of March 31, 2026, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $5.3 million. The Company’s current borrowings, as of March 31, 2026, are at a variable rate tied to SOFR plus 9.0% per annum adjusted on a monthly basis, subject to a floor of 4.25% on SOFR. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $57,000 over the succeeding 12-month period.

ITEM 4. Controls and Procedures

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation and previously identified in connection with the preparation of the December 31, 2025 financial reports, as described in the 2025 Form 10-K. Management is implementing remediation efforts to address these alleged weaknesses. Management is committed to remediating them as quickly and efficiently as possible, validating those efforts will require time, operating over a sustained period and validation during the next audit.

The alleged weakness in controls consisted of the Company’s financial close process that allegedly did not include adequate controls to ensure timely and accurate reconciliation of certain account balances in the reconciliation process. In addition, the Company found that it lacked sufficient written documentation of internal control policies and procedures over some financial reporting processes. The absence of documented internal controls may impair the Company’s ability to ensure that controls are performed as intended increasing the risk of undetected errors or misstatements.

Except for ongoing remediation activities described above, there have been no changes in internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Page 21

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

Page 22

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

10.9

Amendment Number Four dated April 14, 2025, to the to the Senior Secured Note and Warrant Purchase Agreement by and between the Registrant and Corbel Capital Partners SBIC, L.P., was filed as 10.9 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2025 is incorporated herein by reference.

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

Page 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: June 29, 2026	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and Principal Financial Officer)

Page 24