Form 10-Q
period 2026-06-30
NOBLE ROMANS INC
filed 2026-08-12
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 3, 2026, there were 22,707,749 shares of Common Stock, no par value, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2025 and June 30, 2026 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2025 and 2026 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended June 30, 2025 and 2026 and six month periods ended June 30, 2025 and 2026 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2026 (unaudited )	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2025	June 30, 2026
Assets
Current assets:
Cash	$533,670	$1,095,174
Employee Retention Tax Credit Receivable	527,948	527,948
Accounts receivable - net	741,539	704,980
Inventories	965,212	996,314
Prepaid expenses	478,262	308,322
Total current assets	3,246,631	3,632,738

Property and equipment:
Equipment	4,463,379	4,527,864
Leasehold improvements	3,175,507	3,185,847
	7,638,886	7,713,711
Less accumulated depreciation and amortization	3,979,112	4,187,400
Net property and equipment	3,659,774	3,526,311
Deferred tax asset	3,114,727	3,016,393
Deferred contract costs	1,699,935	1,655,885
Goodwill	278,466	278,466
Operating lease right of use assets	3,332,195	2,892,458
Other assets	562,756	592,718
Total assets	$15,894,484	$15,594,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$702,207	$684,150
Current portion of operating lease liability	950,409	960,650
Current portion of Senior Loans payable	5,470,824	1,081,148
Current portion of subordinated notes payable	575,000	-
Warrant liability	500,000	-
Total current liabilities	8,198,440	2,725,948

Long-term obligations:
Long-term portion of Senior Loan payable		5,311,479
Operating lease liabilities – net of current portion	2,564,162	2,088,405
Deferred contract income	1,699,934	1,655,885
Total long-term liabilities	4,264,096	9,055,769
Total liabilities	$12,462,536	$11,781,717

Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2025 and 22,672,827 issued and outstanding as of June 30, 2026)	24,911,141	24,981,056
Accumulated deficit	(21,479,193)	(21,167,804)
Total stockholders’ equity	3,431,947	3,813,252
Total liabilities and stockholders’ equity	$15,894,484	$15,594,969

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Revenue:
Restaurant revenue – company-owned Craft Pizza & Pub	$2,324,459	$2,213,383	$4,343,877	$4,307,800
Restaurant revenue – company-owned non-traditional	295,025	274,025	589,598	550,266
Franchising revenue	1,454,251	1,611,565	2,900,159	3,130,590
Administrative fees and other	6,654	25,527	6,954	39,891
Total revenue	4,080,389	4,124,500	7,840,588	8,028,547

Operating expenses:
Restaurant expenses – company-owned Craft Pizza &Pub	2,009,183	2,001,510	3,899,870	3,940,214
Restaurant expenses – company-owned non-traditional	274,483	275,979	567,593	545,307
Franchising expenses	394,745	422,512	941,192	841,640
Total operating expenses	2,678,411	2,700,001	5,408,655	5,327,161

Depreciation and amortization	100,983	104,402	197,049	208,288
General and administrative expenses	474,440	607,406	993,511	1,229,923
Total expenses	3,253,834	3,411,809	6,599,215	6,765,372
Operating income	826,555	712,691	1,241,373	1,263,175

Interest expense	421,582	497,168	751,336	853,451
Income before income taxes	404,973	215,523	490,037	409,724
Income tax	119,537	24,903	160,789	98,334
Net income	$285,436	$190,620	$329,248	$311,390

Earnings per share – basic:
Net income	$.01	$.01	$.02	$.01
Number of common shares outstanding	22,215,512	22,672,827	22,215,512	22,672,827

Diluted earnings per share:

Net income	$.01	$.01	$.01	$.01
Number of common shares outstanding	25,508,223	23,439,003	25,508,223	23,439,003

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2026:

Balance at December 31, 2025	22,215,512	$24,911,141	$(21,479,194)	$3,431,947

Net income for six months ended June 30, 2026			311,390	311,390

Amortization of value of employee stock options		24,915		24,915

Exercise of warrant to buy shares	450,000	45,000		45,000

Cashless exercise of stock option	7,315

Balance at June 30, 2026	22,672,827	$24,981,056	$(21,167,804)	$3,813,252

Three Months Ended June 30, 2026:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2026	22,215,512	$24,925,043	$(21,358,425)	$3,566,618

Net income for three months ended June 30, 2026			190,620	190,620

Amortization of value of employee stock options		11,013		11,013

Exercise of warrant to buy shares	450,000	45,000		45,000

Cashless exercise of stock option	7,315

Balance at June 30, 2026	22,672,827	$24,981,056	$(21,167,804)	$3,813,252

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Six Months Ended June 30, 2025:

Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,418)	$2,215,360

Net income for six months ended June 30, 2025			329,248	329,248

Amortization of value of employee stock options		19,983		19,983

Balance at June 30, 2025	22,215,512	$24,887,761	$(22,323,170)	$2,564,591

Three Months Ended June 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2025	22,215,512	$24,877,769	$(22,608,606)	$2,269,163

Net income for three months ended June 30, 2025			285,436	285,436

Amortization of value of employee stock options		9,992		9,992

Balance at June 30, 2025	22,215,512	$24,887,761	$(22,323,170)	$2,564,591

Noble Roman's, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
OPERATING ACTIVITIES	2025	2026
Net income	$329,248	$311,390
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	197,049	208,288
Amortization of loan closing costs net of additions	(175,977)	382,356
Amortization of stock options	19,982	24,915
Deferred income taxes	160,789	98,334
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(48,507)	36,559
Inventories	(16,390)	(31,102)
Prepaid expenses	(36,246)	169,939
Other assets	(30,021)	(29,963)
Decrease in operating lease assets	408,609	439,737
Decrease in operating lease liabilities	(428,001)	(465,515)
Increase (decrease) in:
Accounts payable and accrued expenses	216,448	(18,057)
NET CASH PROVIDED BY OPERATING ACTIVITIES	596,983	1,126,881

INVESTING ACTIVITIES
Purchase of property and equipment	(63,247)	(74,825)
NET CASH USED IN INVESTING ACTIVITIES	(63,247)	(74,825)

FINANCING ACTIVITIES
Payment of principal on Corbel loan	(608,334)	(5,853,180)
Payment of subordinated notes payable		(575,000)
Purchase of all outstanding warrants		(500,000)
Exercise of warrant to buy stock		45,000
New Senior Loan net of cost of financing		6,392,628
NET CASH USED IN FINANCING ACTIVITIES	(608,334)	(490,552)

Increase (decrease) in cash	(74,598)	561,504
Cash at beginning of period	710,227	533,670
Cash at end of period	$635,629	$1,095,174

Supplemental schedule of investing and financing activities

Cash paid for interest	$483,132	$444,463

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

In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition as of the dates indicated, which adjustments are of a normal recurring nature.  The results for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Recent Accounting Pronouncements

There have been no material changes to the Company's evaluation of recently issued accounting standards from those disclosed in Note 1, "Recently Adopted Accounting Standards" and “Recently Issued Accounting Standards Not Yet Adopted,” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to evaluate the impact of accounting standards that have been issued but are not yet effective and does not currently expect their adoption to have a material effect on the Company's condensed consolidated financial statements, unless otherwise disclosed.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications primarily relate to the consolidation of certain financial statement line items to improve the presentation of the Company's interim financial statements. The reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity, net income (loss), or cash flows.

Restatements

There was a misclassification in salary in 2025 by posting salary expense to accounts payable in the amount of $174,000 which was corrected in the third quarter 2025.

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies from those disclosed in the 2025 Form 10-K.

Note 2 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be used in future locations at June 30, 2026 and December 31, 2025 inventory consisted of the following:

	As of 12/31/25	As of 6/30/26
Ingredient inventory used to make products in company locations	$165,914	$175,618
Marketing materials	30,035	39,300
Equipment inventory	769,263	781,396
Total	$965,212	$996,314

Note 3 – Royalties and fees included initial franchise fees and transfer fees of $218,300 (after deferral of initial fees of $164,250 and amortization of $208,300 of previously deferred fees) for the six-month period ended June 30, 2026 and $52,409 (after deferral of initial fees of $135,000 and amortization of $123,721 of previously deferred fees and receipt of $4,000 in transfer fees) for the six-month period ended June 30, 2025.  Royalties and fees included equipment commissions of $27,802 for the six-month period ended June 30, 2026 and royalties and fees included equipment commissions of $17,605 for the six-month period ended June 30, 2025.  Royalties and fees, including amortized initial franchise fees and equipment commissions, were $3,130,590 for the six-month period ended June 30, 2026 and royalties and fees, including amortized initial franchise fees and equipment commissions, were approximately $2,900,159 for the six-month period ended June 30, 2025. Most of the cost for the services required to be performed by the Company are incurred prior to the franchise fee income being recorded, which is based on a contractual liability of the franchisee.

At June 30, 2026, deferred contract income and deferred costs were $1,655,885.

At December 31, 2025 and June 30, 2026, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value.  After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of June 30, 2026, will be collected.

During the three-month and six-month periods ended June 30, 2026 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed.  There were 18 new non-traditional outlets opened and two non-traditional outlets closed during the six-month period ended June 30, 2026.

Note 4 -   On June 10, 2026, the Company entered into a Credit Agreement with Lake Forest Bank and Trust Company, N.A. for a new five-year term loan in the amount of $6,900,427.17 with scheduled repayments monthly bearing interest of SOFR as defined in the agreement plus 4% paid in arrears monthly on declining balance.  The funds were used to pay the remaining balance to Corbel Capital Partners SBIC, L.P., to purchase and cancel all of the outstanding warrants previously owned by Corbel, repay the sub-debt, pay all costs associated with obtaining and closing on the Bank loan and costs associated with repayment of Corbel.

Note 5 - The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$190,620	22,672,827	$.01

Effect of dilutive securities
Stock option dilution		766,176

Diluted earnings per share
Net income	$190,620	23,439,003	$.01

	Three Months Ended June 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$285,436	22,215,512	$0.01
Effect of dilutive securities
Stock option and warrant dilution		2,142,711
Convertible notes	14,375	1,150,000
Diluted earnings per share
Net income	$299,811	25,508,223	$0.01

The following table sets forth the calculation of basic and diluted earnings per share for the six-month periods ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30, 2026
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$311,390	22,672,827	$0.01
Effect of dilutive securities
Stock dilution		766,176
Diluted earnings per share
Net income	$311,390	23,439,003	$0.01

	Six Months Ended June 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$329,248	22,215,512	$0.02
Effect of dilutive securities
Stock option and warrant dilution		2,142,711
Convertible notes	28,750	1,150,000
Diluted earnings per share
Net income	$357,998	25,508,223	$0.01

Note 6 - At June 30, 2026, the balance of the Senior Loan was comprised of:

Principal	$6,900,427
Unamortized Loan Closing Costs	$(507,800)
Carrying Value	$6,392,627

Note 7 – The Company, from time to time, may become involved in litigation or regulatory proceedings arising out of its normal business operations. Currently, there are no such pending proceedings which the Company considers to be material.

There are no commitments to any key executives or officers other than an employment agreement with each of the Executive Chairman & Chief Financial Officer and the President & Chief Executive Officer.

Note 8 – Deferred tax asset of $3.0 million was reported at June 30, 2026 and a provision for income taxes at an effective rate of 24% was reflected on the operating statement for the six-month period ended June 30, 2026 which was applied to reduce the deferred tax asset.  Based on current operations and Company projections, the Company believes it is more likely than not that the deferred tax asset of $3.0 million will be applied to reduce the Company’s income tax liability over the next five years, therefore no allowance was deemed necessary as of June 30, 2026.

Note 9 - There were no material changes to the Company’s operating lease arrangements during the three months and six months ended June 30, 2026. The Company continues to operate under operating leases for its corporate office and nine Craft Pizza & Pub locations, with a weighted-average remaining lease term of approximately 40 months (excluding renewal options).

Note 10.  The Company has reviewed all transactions to which the Company and officers and directors of the Company are a party or have a financial interest. The board of directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In June 2026, with the new financing the subordinated note owned by Paul  Mobley in the amount of $300,000 was repaid.  Interest had been paid on that subordinated note during the six months ended June 30, 2026 of $15,000.  Both of the above mentioned items were on the same terms and conditions as all other subordinated debt holders. In relation to the sub-debt, Paul Mobley exercised a warrant for 450,000 shares during the second quarter 2026.

Note 11 – Stock-Based Compensation - The Company recognized stock-based compensation expense of $24,915 for the six months ended June 30, 2026 and $19,983 for the comparable six months ended June 30, 2025.  The stock option amortization for the three-month period ended June 30, 2026 was $11,013 and for the comparable period in 2025 was $9,992.

There were no stock options granted while options to purchase 35,000 shares were exercised in a cashless exercise and none were forfeited during the six-month period ended June 30, 2026.  Accordingly, the outstanding options totaled 3,938,834 as of June 30, 2026 and 3,973,834 as of December 31, 2025.

Note 12 – Segment Reporting - The Company accounts for segment reporting in accordance with Accounting Standards Codification (“ASC”) Topic No. 280/ASU 2023-07, Segment Reporting.  Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance.

Six-Month Period Ended June 30, 2026

	Franchising	Company-Owned Restaurants	Total
Revenue	$3,130,590	$4,858,066	$7,988,656
Administrative fees and other revenue	—	—	39,891
Total revenue	3,130,590	4,858,066	8,028,547
Segment operating expenses	(841,641)	(4,485,520)	(5,327,161)
Segment contribution margin	$2,288,949	$372,546	$2,661,495

Six-Month Period Ended June 30, 2025

	Franchising	Company-Owned Restaurants	Total
Revenue	$2,900,159	$4,933,475	$7,833,634
Administrative fees and other revenue	—	—	6,954
Total revenue	2,900,159	4,933,475	7,840,588
Segment operating expenses	(941,192)	(4,467,463)	(5,408,655)
Segment contribution margin	$1,958,967	$466,012	$2,431,933

The following table reconciles total segment contribution margin to consolidated income before income taxes:

Six Month Ended June 30,

	2026	2025
Total segment contribution margin	$2,661,493	$2,431,933
General and administrative expenses	(1,229,923)	(993,511)
Depreciation and amortization	(208,288)	(197,049)
Operating income	1,263,175	1,241,373
Interest expense	(853,451)	(751,336)
Income (loss) before income taxes	$409,724	$490,037

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

Initial Franchise Fees

Initial franchise fees and transfer fees are received upon execution of franchise agreements or transfer agreement. Because the initial franchise fee does not represent a separate performance obligation, the fee had formerly been deferred and recognized over the term of the related franchise agreement, which is generally ten years, as the Company satisfies its ongoing performance obligations to the franchisee. Since the Company lowered its upfront fee for non-traditional to significantly less than the money spent on each location prior to signing the franchise agreement, the Company is no longer deferring the upfront fee.

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

Disaggregation of Revenue

The following table disaggregates revenue by major revenue source for the six-month periods ended June 30:

Revenue Source	2026	2025
Company-owned Craft Pizza & Pub restaurant revenue	$4,307,800	$4,343,877
Company-owned non-traditional restaurant revenue	550,266	589,598
Franchising revenue (including royalties, franchise fee amortization, manufacturer allowances, equipment commissions and other franchise-related revenue)	3,130,590	2,900,159
Administrative fees and other revenue	39,891	6,954
Total Revenue	$8,028,547	$7,840,588

The Company's CODM is its Chief Executive Officer.

The Company has identified two reportable operating segments:

•	Franchising – Consists primarily of franchise royalties, franchise fee revenue, manufacturer and distributor allowances, equipment commissions, and related support activities.
•	Company-Owned Restaurants – Consists of the operations of Company-owned Craft Pizza & Pub locations and Company-operated non-traditional restaurant locations.

The CODM evaluates segment performance primarily based on segment revenue, segment operating expenses, and segment contribution margin. General corporate expenses, depreciation and amortization, interest expense, income taxes, and certain other corporate-level items are not allocated to operating segments for purposes of evaluating segment performance.

For income and expense performance please refer to the margin statements on page 17 of this report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells and services franchises, operates Company-owned stand-alone restaurants and non-traditional foodservice operations under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.”  References in this report to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.  The Company’s only subsidiary is RH Roanoke, Inc., which operates a Company-owned non-traditional location.

The Company has been operating and franchising Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972.  Its first Craft Pizza & Pub location opened in 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana.  Between then and 2021 the Company opened a total of eight more Company-operated Craft Pizza & Pub locations.  The Company-operated locations serve as the base for what it sees as a significant potential future growth opportunity, i.e., opening additional Company operated locations and franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success.  In addition to the nine Company-operated Craft Pizza & Pub locations, during 2019 to 2020 franchisees opened three franchised locations.  Today, in total, there are 12 Craft Pizza & Pub locations in operation, however an additional franchise location is under construction in Evansville, Indiana.

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

The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic coming to an end and the owners of non-traditional locations becoming more willing to look at expansion options and to invest in their growth.  The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is ongoing.  The Company has sold many units yet to be opened and still has a significant pipeline of prospects to expand the number of non-traditional franchise locations in operation.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date baking technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

The Noble Roman’s Craft Pizza & Pub provides for a selection of over 40 different toppings, cheeses and sauces from which to choose.  Beer and wine also are featured, with 14 different beers on tap including both national and local craft selections.  Wines include 12 affordably priced options by the bottle or glass in a range of varietals.  Beer and wine service is provided at the bar and throughout the dining room.

The Company designed the system to enable fast cook times, with oven speeds running approximately three minutes for traditional pizzas and 5.75 minutes for Sicilian pizzas. Popular pizza favorites such as pepperoni are options on the menu but also offered is a selection of Craft Pizza & Pub original pizza creations.  The menu also features a selection of contemporary and fresh, made-to-order salads and fresh-cooked pasta.  The menu also incorporates baked sub sandwiches, hand-sauced boneless wings and a selection of desserts, as well as Noble Roman’s famous Breadsticks with Delicious Cheese Sauce, most of which have been offered in its locations since 1972.  In 2022, salad bars were rolled out over time across all Company-operated restaurants.

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

Business Strategy

The Company is focused on revenue expansion while carefully managing corporate-level overhead expenses.  The Company’s development plans stress selling more non-traditional franchises specifically focusing on growth within the convenience store and travel plaza venue.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales as well as a significant number of franchised locations sold but not yet open.

The initial franchise fees for a Noble Roman’s Pizza non-traditional location or a Craft Pizza & Pub location are as follows:

	Non-Traditional	Traditional Stand-Alone
Either a Noble Roman’s Pizza or Craft Pizza & Pub	$2,750	$30,000	(1)

(1) With the sale of multiple traditional stand-alone franchises to a single franchisee, the franchise fee for the first unit is $30,000, the franchise fee for the second unit is $25,000 and the franchise fee for the third unit and any additional unit is $20,000 each.

The franchise fees are paid upon signing the franchise agreement and recorded in deferred income which is recognized as revenue income over the life of the contract from the time the location opens for business and, when paid, are non-refundable in consideration of the administration and other expenses incurred by the Company in granting the franchises.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2025		2026		2025		2026
Revenue	$2,324,459	100%	$2,213,383	100%	$4,343,877	100%	$4,307,800	100%
Cost of sales	479,606	20.6	457,728	20.7	895,873	20.6	863,690	20.0
Salaries and wages	624,937	26.9	606,067	27.4	1,224,088	28.2	1,189,332	27.6
Facility cost including rent, common area and utilities	417,342	17.9	438,441	19.8	828,886	19.1	871,696	20.2
Packaging	76,518	3.3	74,964	3.4	144,219	3.3	145,066	3.4
Delivery fees	41,079	1.8	70,589	3.2	105,201	2.4	170,527	4.0
All other operating expenses	369,701	15.9	353,721	15.9	701,603	16.2	699,903	16.3
Total expenses	2,009,183	86.4	2,001,510	90.4	3,899,870	89.8	3,940,214	91.5
Margin contribution	$315,276	13.6%	$211,873	9.6%	$444,007	10.2%	$367,586	8.5%

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising activities and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2025		2026		2025		2026
Total royalties and fees revenue	$1,454,251	100%	$1,611,565	100%	$2,900,159	100%	$3,130,590	100%
Salaries and wages	174,860	12.0	227,743	14.1	385,966	13.3	428,957	13.7
Franchise promotion	29,221	2.0	40,782	2.5	89,221	3.1	80,920	2.6
Insurance	87,774	6.0	81,700	5.1	175,009	6.0	156,913	5.0
Travel and auto	22,296	1.5	31,561	2.0	55,681	1.9	57,986	1.9
All other operating expenses	80,594	5.6	40,726	2.5	235,315	8.2	116,864	3.7
Total expenses	394,745	27.1	422,512	26.2	941,192	32.5	841,640	26.9
Margin contribution	$1,059,506	72.5%	$1,189,053	73.8%	$1,958,967	67.5%	$2,288,950	73.1%

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue and the percentage relationship to its revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2025		2026		2025		2026
Revenue	$295,025	100%	$274,025	100%	$589,598	100%	$550,266	100%
Total expenses	274,483	93.0	275,979	100.7	567,593	96.3	545,308	99.1
Margin contribution (loss)	$20,542	7.0%	$(1,954)	(.7)%	$22,005	3.7%	$4,958	.9%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.32 million to $2.21 million, or 4.8%, and from $4.34 million to $4.31million, or .8%, for the respective three-month and six-month periods ended June 30, 2026, compared to the corresponding periods in 2025.  Sales for both periods were negatively affected by general economic uncertainty and the resulting reduction in consumer discretionary spending in the Company’s operating market, including due to commencement of the Middle East war in late February, and the resulting ongoing significant fluctuation in gasoline, utility prices and consumer attitudes.

Cost of sales as a percentage of revenue from this venue remained constant for the three-month period ended June 30, 2026 and 2025, and for the six-month period ended June 30, 2026 decreased from 20.6% and 20.0% compared to the six-month period ended June 30, 2025.  The Company has experienced some significant increases in product costs.  However, the Company has been carefully modulating its promotional activity to help margins and has focused extensively on operational controls with relatively stable management staffing. Other than rebalancing beer and wine pricing, the Company did not implement a menu price increase in 2025 or 2026.

Salaries and wages as a percentage of revenue increased to 27.4% from 26.9% for the three-month period ended June 30, 2026, compared to the comparable period in 2025, and decreased to 27.6% from 28.2% for the six-month period ended June 30, 2026, compared to the comparable period in 2025. The cost of management salaries has continued to increase due to the shortage of qualified candidates and general competition for those employees.  The Company was able to offset these increases during the six-month period with efficiencies gained and implemented in scheduling and supervision and with the allocation of some management tasks to lower priced hourly employees.

Margin contribution as a percentage of revenue for this venue decreased to 9.6% from 13.6% for the three-month period ended June 30, 2026 compared to the comparable period in 2025, and decreased to 8.5% from 10.2% for the six-month period ended June 30, 2026 compared to the comparable period in 2025.  In addition to the small increase in labor cost, delivery fees and facility costs, including rent and utilities, along with a slightly lower revenue base resulted in the lower margin percentage.

Franchising

Total revenue was $1.6 million and $3.1 million for the three-month and six-month periods ended June 30, 2026 compared to $1.5 million and $2.9 million for the corresponding periods in 2025, respectively.  This was primarily the result of the Company determining to redirect additional staff efforts to the sale of non-traditional franchises while still carefully managing corporate-level overhead expenses.  The Company refocused its development plans toward selling more non-traditional franchises as a result of the pandemic and its after-effects coming to an end and the determination that owners of non-traditional locations would be more willing to consider expansion options and to invest in their growth.  The Company has a significant pipeline of leads and prospects for future non-traditional franchise sales which is continuing to expand.  The Company believes this growth provides  an attractive opportunity for the coming months due to anticipated opening of new units already sold and the number of interested prospects the Company has identified.  Because of the identified opportunity for expansion in this venue is tremendous and because the margin contribution from this venue was 73% during the most recent six-month period, the Company plans to add sales staff capacity.

Salaries, wages, and all other operating expenses of this venue were all kept in line with past results and the Company continues to maintain tight control over such expenses.

The margin contribution was 73.8% and 73.1% for the three-month and six-month periods ended June 30, 2026, compared to 72.5% and 67.5% for the comparable periods in 2025, respectively.

Company-Owned Non-Traditional Location

Gross revenue from this venue was $274,000 and $550,000 during the three-month and six-month periods ended June 30, 2026, compared to $295,000 and $590,000 for the comparable periods in 2025, respectively.

Total expenses were $276,000 and $545,000 for the three-month and six-month periods ended June 30, 2026, compared to $274,000 and $568,000 for the comparable periods in 2025, respectively.  The Company is examining plans to discontinue this operation in the near future since it is under an expiring management contract.  As a hospital operation, the Company had originally acquired the management agreement to operate the facility as a demonstration unit for the sale of other similar non-traditional franchises, but this location no longer serves that purpose since the Company is focused on the convenience store venue.

Other Expenses

Depreciation and amortization expense was relatively unchanged for the three-month and six-month periods ended June 30, 2026, compared to comparable periods in 2025.  Depreciation expense has remained mostly constant as a result of not opening any new corporate-owned locations in either year.

General and administrative expenses were $607,000 and $1.2 million for the three-month and six-month periods ended June 30, 2026, compared to $474,000 and $993,000 for the comparable periods in 2025, respectively.  A significant portion of the increase was due to an increase in group insurance of approximately $14,000, increase in audit expense by approximately $55,000 and an increase in other professional services by approximately $46,000 in 2026 compared to 2025.

Interest expense was $497,000 and $853,000 for the three-month and six-month periods ended June 30, 2026, compared to $422,000 and $751,000 for the comparable periods in 2025, respectively.  The increase in interest expenses during the three-month and six-month periods ended in 2026 was the result of expensing the unamortized portion of the loan charges and other expenses charged to interest from the payoff of the Corbel Loan.  Following the refinancing in June 2026, interest expense for the three-month period ended September 30, 2026 is expected to be approximately $160,000.

Net income for the three-month and six-month periods ended June 30, 2026 was $190,620 and $311,390, respectively, after income tax accruals of $24,903 and $98,334, respectively.  This compares to after-tax income for the comparable periods in 2025 of $285,436 and $329,248.  The tax being accrued now and in the future is not expected to be payable in cash because of the deferred tax credit of approximately $3.0 million remaining which will offset any cash tax payments for a significant period of time.  Net income before tax was $215,523 and $409,724 for the three-month and six-month periods ended June 30, 2026 compared to $404,973 and $490,037, respectively, for the comparable periods in 2025.  The most significant change was interest expense, as discussed above.

Liquidity and Capital Resources

The Company’s current ratio was 1.3-to-1 as of June 30, 2026 compared to .40-to-1 as of December 31, 2025. This improvement was the result of the new financing from Lake Forest Bank & Trust Company, N.A (the “Bank”) the proceeds of which were used repay Corbel Capital Partners SBIC, L.P. (“Corbel”), and all outstanding subordinated debt, to the purchase from Corbel all of the outstanding warrants owned by Corbel, and to pay the related costs of the Bank loan.

The new Bank senior loan in the principal amount of $6,900,427 is secured by all tangible and intangible assets of the Company and is scheduled to be repaid monthly over a period of five years with an interest rate of SOFR, as defined in the agreement, plus 4% per annum payable in arrears on the declining loan balance.  The new Bank loan and the disbursement of its proceeds occurred on June 10, 2026 and for the first 30 days, or until July 10, 2026, was interest only and was paid in arrears.  The Bank loan contains certain financial and other covenants.  The Company was in compliance with all covenants as of June 30, 2026.

In view of the financing, as described above, as well as the Company’s cash flow projections, the Company believes it will have sufficient cash flow to meet its obligations and to carry out its current business plan for the foreseeable future.  The Company’s cash flow projections for the next two years are primarily based on the Company’s strategy of growing the non-traditional franchising venue and operating its existing Craft Pizza & Pub locations.

The Company does not anticipate that any of the recently issued pronouncements relating to the Financial Accounting Standards Board will have a material impact on its consolidated financial statements.

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management.  The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or contemplated openings not occurring, shifts in market demand, the success of franchise programs, general economic conditions, war or other global or regional disruptions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees and inflation, other changes in prices or supplies of food ingredients and labor and as well as the factors discussed under “Risk Factors” contained in the Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of June 30, 2026, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $6.9 million.  The Company’s current borrowings, as of June 30, 2026, are at a variable rate tied to SOFR plus 4.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $65,000 over the succeeding 12-month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were not effective because the material weakness in internal control over financial reporting previously disclosed in the Company's 2025 Form 10-K had not been remediated as of June 30, 2026. Notwithstanding the material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows in conformity with U.S. GAAP.

Remediation of Material Weakness

The previously identified material weakness relates primarily to deficiencies in the Company's financial reporting and period-end close process, including the timely preparation, reconciliation, documentation and review of certain account balances and financial reporting matters.Management continued remediation efforts during the quarter ended June 30, 2026. However, the enhanced controls had not operated for a sufficient period to conclude that the material weakness had been remediated. Management will continue its remediation efforts and evaluate the effectiveness of the enhanced controls.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.3	Credit Agreement dated as of June 10, 2026, by and among the Registrant, and Lake Forest Bank & Trust Company, N.A. is filed with this Form 10-Q.

21.1	Subsidiaries of the Registrant filed in the Registrant’s Registration Statement on Form SB-2 (SEC File No. 33-66850) ordered effective on October 26, 1993, is incorporated herein by reference.

31.1	C.E.O. Certification under Rule 13a-14(a)/15d-14(a)

31.2	C.F.O. Certification under Rule 13a-14(a)/15d-14(a)

32.1	C.E.O. Certification under 18 U.S.C. Section 1350

32.2	C.F.O. Certification under 18 U.S.C. Section 1350

101	Interactive Financial Data

*Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: August 12, 2026	By	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief Financial Officer and Principal Accounting Officer (Authorized Officer and Principal Financial Officer)

