Form 10-K/A
period 2025-12-31
NOBLE ROMANS INC
filed 2026-10-16
CIK 709005

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K/A

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 to Form 10K (this “Amendment”) amends the Annual Report on Form 10-K of Noble Roman’s Inc (the “Company”) for the fiscal year ended December 31, 2025 (the “Original Filing”).

The Company is filing this Amendment solely to correct a clerical error in the Report of Independent Registered Public Accounting Firm included in the Original Filing. Specifically, the report inadvertently reflected a report date of May 29, 2026, instead of the correct report date of June 5, 2026. This correction does not result in any changes to previously issued financial statements or auditor’s opinion thereon.

Item 8 of Part II of the Original Filing is being amended and restated in its entirety to include the corrected Report of Independent Registered Public Accounting Firm, and this Amendment includes the applicable exhibits and certifications under Item 15 of Part IV.

Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained therein to reflect any events occurring subsequent to the date of the Original Filing.

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

Consolidated Statements of Changes in

Stockholders’ Equity

Noble Roman’s, Inc. and Subsidiaries

	Shares	Amount Common Stock No Par Value	Accumulated Deficit	Total
Balance at December 31, 2023	22,215,512	$24,840,126	$(22,649,243)	$2,190,883

2024 net loss			(3,174)	(3,174)
Amortization of value of stock options	-	27,652	-	27,652

Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

2025 net income			1,173,224	1,173,224
Amortization of value of stock options	-	43,363	-	43,363

Balance at December 31, 2025	22,215,512	24,911,141	$(21,479,193)	$3,431,948

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of

Directors/Audit Committee

and Stockholders of Noble

Roman’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Roman’s, Inc. and Subsidiaries(the Company) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Auditor ID#29

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

June 5, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ROMAN’S, INC.

Date: October 16, 2026	By:	/s/ A. Scott Mobley
	A.	Scott Mobley, President and Chief Executive Officer

Date: October 16, 2026	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman, Chief
Financial Officer and Principal Accounting Officer

