Form 10-Q
period 2026-09-30
NOBLE ROMANS INC
filed 2026-11-12
CIK 709005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 22,707,749 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements are included herein:

Condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026 (unaudited)	Page 3

Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2025 and 2026 (unaudited)	Page 4

Condensed consolidated statements of changes in stockholders’ equity for the three-month periods ended September 30, 2025 and 2026 and nine-month periods ended September 30, 2025 and 2026 (unaudited)	Page 5

Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2026 (unaudited)	Page 6

Notes to condensed consolidated financial statements (unaudited)	Page 7

Noble Roman's, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2025	September 30, 2026
Assets
Current assets:
Cash	$533,670	$1,018,416
Employee Retention Tax Credit Receivable	527,948	558,057
Accounts receivable - net	741,539	763,233
Inventories	965,212	1,053,107
Prepaid expenses	478,262	332,782
Total current assets	3,246,631	3,725,595

Property and equipment:
Equipment	4,463,379	4,429,247
Leasehold improvements	3,175,507	3,226,834
	7,638,886	7,656,081
Less accumulated depreciation and amortization	3,979,112	4,204,307
Net property and equipment	3,659,774	3,451,774
Deferred tax asset	3,114,727	2,989,651
Deferred contract costs	1,699,935	1,612,506
Goodwill	278,466	-
Operating lease right of use assets	3,332,195	2,657,614
Other assets	562,756	619,760
Total assets	$15,894,484	$15,056,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$702,207	$531,197
Current portion of operating lease liability	950,409	941,901
Current portion of Senior Loans payable	5,470,824	1,194,891
Current portion of subordinated notes payable	575,000	-
Warrant liability	500,000	-
Total current liabilities	8,198,440	2,667,989

Long-term obligations:
Long-term portion of Senior Loan payable	-	5,006,908
Operating lease liabilities – net of current portion	2,564,162	1,857,661
Deferred contract income	1,699,934	1,612,506
Total long-term liabilities	4,264,096	8,477,075
Total liabilities	$12,462,536	$11,145,064

Stockholders’ equity:
Common Stock – no par value (40,000,000 shares authorized, 22,215,512 issued and outstanding as of December 31, 2025 and 22,707,749 issued and outstanding as of September 30, 2026)	24,911,141	24,994,958
Accumulated deficit	(21,479,193)	(21,083,122)
Total stockholders’ equity	3,431,947	3,911,836
Total liabilities and stockholders’ equity	$15,894,484	$15,056,900

See accompanying notes to condensed consolidated financial statements (unaudited)

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2026	2025	2026
Revenue:
Restaurant revenue - company-owned restaurants	$2,286,707	$2,166,285	$6,630,583	$6,474,085
Franchising revenue	1,467,655	1,629,093	4,367,815	4,759,683
Administrative fees and other	57,479	(706)	64,433	39,186
Total revenue	3,811,841	3,794,672	11,062,831	11,272,954

Operating expenses:
Restaurant expenses - company-owned restaurants	1,994,014	2,026,055	5,893,883	5,966,269
Franchising expenses	459,998	433,427	1,401,190	1,275,067
Total operating expenses	2,454,012	2,459,482	7,295,073	7,241,336

Depreciation and amortization	97,465	104,408	293,545	305,549
General and administrative expenses	554,345	674,748	1,539,277	1,904,671
Defense against activist shareholder	552	-	9,132	-
Total expenses	3,106,374	3,238,638	9,137,027	9,451,556
Operating income	705,467	556,034	1,925,804	1,821,398

Interest expense	405,534	167,071	1,156,870	1,020,522
Decrease in fair value of warrant	(367,408)	-	(367,408)	-
Net income before income taxes and loss (gain) on discontinued operations	667,341	388,963	1,136,342	800,876
Loss (gain) on discontinued operations	(27,399)	277,539	(48,433)	279,728
Income tax expense	141,147	26,742	301,936	125,076
Net income	$553,593	$84,682	$882,839	$396,072

Earnings per share – basic:

Net income before loss on discontinued operations and income tax	$.03	$.02	$.05	$.04
Net income	$.02	$.00	$.04	$.02
Weighted average number of common shares outstanding	22,215,512	22,707,749	22,215,512	22,461,631

Diluted earnings per share:

Net income	$.02	-	$.03	$.02
Weighted average number of common shares outstanding	25,966,081	23,647,294	25,966,081	23,401,176

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2026:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2025	22,215,512	$24,911,141	$(21,479,193)	$3,431,948

Net income for nine months ended September 30, 2026			396,072	396,072

Amortization of value of employee stock options		38,817		38,817

Cashless exercise of employee stock options	42,237

Exercise of warrants on sub-debt	450,000	45,000		45,000

Balance at September 30, 2026	22,707,749	$24,994,958	$(21,083,122)	$3,911,836

Three Months Ended September 30, 2026:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2026	22,672,827	$24,981,056	$(21,167,804)	$3,813,252

Net income for three months ended September 30, 2026			84,682	84,682

Amortization of value of employee stock options		13,902		13,902

Cashless exercise of employee stock options	34,922

Balance at September 30, 2026	22,707,749	$24,994,958	$(21,083,122)	$3,911,836

Nine Months Ended September 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2024	22,215,512	$24,867,778	$(22,652,417)	$2,215,361

Net income for nine months ended September 30, 2025			882,839	882,839

Amortization of value of employee stock options		29,179		29,179

Balance at September 30, 2025	22,215,512	$24,896,957	$(21,769,578)	$3,127,379

Three Months Ended September 30, 2025:

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2025	22,215,512	$24,887,761	$(22,323,170)	$2,564,591

Amortization of value of employee stock options		9,196		9,196

Net income for three months ended September 30, 2025			553,593	553,593

Balance at September 30, 2025	22,215,512	$24,896,957	$(21,769,577)	$3,127,380

See accompanying notes to condensed consolidated financial statements (unaudited).

Noble Roman’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2026
OPERATING ACTIVITIES

Net income	$882,839	$396,072
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant	(367,408)	-
Depreciation and amortization	294,456	315,078
Amortization of loan closing cost		388,100
Write-off goodwill from Roanoke		278,466
Interest paid-in-kind	158,309	-
Additional debt discount incurred	(210,583)	-
Accretion of debt discount	263,153	-
Stock option expense	29,179	38,817
Amortization of right-of-use lease assets	608,736	674,581
Amortization of operating lease liabilities	(628,128)	(715,008)
Deferred income taxes	301,936	125,077
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(108,948)	(51,803)
Inventories	(51,781)	(87,895)
Prepaid expenses	(69,369)	145,480
Other assets including long-term portion of receivables	(47,033)	(57,004)
(Decrease) in:
Accounts payable and accrued expenses	(139,732)	(171,012)
NET CASH PROVIDED BY OPERATING ACTIVITIES	915,626	1,278,948

INVESTING ACTIVITIES
Purchase of property and equipment	(114,468)	(107,077)
NET CASH USED IN INVESTING ACTIVITIES	(114,468)	(107,077)

FINANCING ACTIVITIES
Principal payments on Corbel note payable	(791,885)	(5,853,180)
Principal payments on new senior loan		(196,572)
Payment of subordinated notes payable		(575,000)
Purchase of all outstanding warrants		(500,000)
Exercise of warrant to buy stock		45,000
New Senior Loan net of cost of financing		6,392,627
NET CASH USED IN FINANCING ACTIVITIES	(791,885)	(687,125)

Increase (decrease) in cash	9,273	484,746
Cash at beginning of period	710,227	533,670
Cash at end of period	$719,500	$1,018,416

Supplemental schedule of investing and financing activities

Cash paid for interest	$681,015	$583,382
Cash paid for income taxes	$-	$-

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

The Company historically deferred initial franchise fees and recognized the amounts over the terms of the related franchise agreements. Under its reduced-fee non-traditional franchise program, the Company currently recognizes initial franchise fees of $2,750 when received. Management has evaluated the aggregate financial statement effect of this recognition practice and concluded that any difference from recognition over the related franchise agreement terms would not be material.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications primarily relate to the consolidation of certain financial statement line items to improve the presentation of the Company's interim financial statements. The reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity, net income (loss), or cash flows. The decision was made to vacate the Roanoke Hospital from current operations and reclassed those operations from current operation to discontinued operations.

Significant Accounting Policies

There have been no significant changes in the Company's accounting policies from those disclosed in the 2025 Form 10-K.

Note 2 – Inventory consists of ingredient inventory used to make products in the Company-owned restaurants, marketing materials to sell to franchisees and equipment inventory to be sold in the future, including to franchisees. September 30, 2026 and December 31, 2025 inventory consisted of the following:

	As of 12/31/25	As of 9/30/26
Ingredient inventory used to make products in company locations	$165,914	$178,318
Marketing materials	30,035	45,437
Equipment inventory	769,263	829,352
Total	$965,212	$1,053,107

Note 3 – Royalties and fees included initial franchise fees of $332,929 (after deferral of initial fees of $145,000 and amortizing $262,429 of previously deferred fees) for the nine-month period ended September 30, 2026, and $158,487 for the nine-month period ended September 30, 2025. Royalties and fees included initial franchise fees of $114,629 for the three-month period ended September 30, 2026 and $46,379 for the three-month period ended September 30, 2025. Royalties and fees included equipment commissions of $64,495 for the nine-month period ended September 30, 2026, and $43,269 for the nine-month period ended September 30, 2025. Royalties and fees included equipment commissions of $36,693 for the three-month period ended September 30, 2026 compared to $25,665 for the three-month period ended September 30, 2025. Royalties and fees, including initial franchise fees and equipment commissions, were $4.8 million for the nine-month period ended September 30, 2026, and $4.4 million for the nine-month period ended September 30, 2025. Royalties and fees including initial franchise fees and equipment commissions were $1.6 million for the three-month period ended September 30, 2026 compared to $1.5 million for the three-month period ended September 30, 2025.

At September 30, 2026, the deferred contract income and deferred contract cost was $1,612,506. The deferred contract income and deferred contract cost was $1,699,935 as of December 31, 2025. Both balances are recognized in income and expensed over the term of the underlying franchise agreement.

At December 31, 2025 and September 30, 2026, the carrying values of the Company’s franchise receivables have been reduced to anticipated realizable value. After considering this reduction of carrying value, the Company anticipates that substantially all of its accounts receivable reflected on the consolidated balance sheet as of September 30, 2026, will be collected.

During the three-month and nine-month periods ended September 30, 2026 there were no Company-operated or franchised Craft Pizza & Pub restaurants opened or closed. There have been 28 new non-traditional locations opened January 1, 2026 through September 30, 2026. The Company currently expects franchisees to open approximately 37 non-traditional franchise locations prior to December 31, 2026. During the period January 1, 2026 through September 30, 2026 there were five units closed and, as of this report, the Company has no information about any other units closing.

Note 4 - On June 10, 2026, the Company entered into a Credit Agreement with Lake Forest Bank and Trust Company, N.A. for a new five-year term loan in the amount of $6,900,427 with scheduled repayments monthly bearing interest of SOFR, as defined in the agreement, plus 4% paid in arrears monthly on declining balance. The funds were used to pay the remaining balance to Corbel Capital Partners SBIC, L.P. (“Corbel”), to purchase and cancel all of the outstanding warrants previously owned by Corbel, to repay the Company’s sub-debt, to pay all costs associated with obtaining and closing on the bank loan and costs associated with repayment of Corbel. At September 30, 2026 the balance on the Lake Forest Bank and Trust Company, N.A. loan was $6,703,854.

Note 5 - The following tables set forth the calculation of basic and diluted earnings per share for the three-month period ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income before loss on discontinued operations and taxes	$388,963	22,707,749	$.02
Loss on discontinued operations	(277,539)	22,707,749	(.01)
Income tax expense	(26,742)	22,707,749	-
Net income	84,682		$.00

Effect of dilutive securities
Stock option dilution		939,545
Diluted earnings per share
Net income	84,682	23,647,294	$-

	Three Months Ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$553,593	22,215,512	$.03
Effect of dilutive securities
Stock option and warrant dilution		2,600,569
After-tax interest on convertible notes	14,375
Convertible notes		1,150,000
Diluted earnings per share
Net income	$567,968	25,966,081	$.02

The following tables set forth the calculation of basic and diluted earnings per share for the nine-month periods ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30, 2026
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income before loss on discontinued operations and taxes	$800,876	22,461,631	$.04
Loss on discontinued operations	(279,728)	22,461,631	(.01)
Income tax expense	(125,076)	22,461,631	(.01)
Net income	396,072		$.02

Effect of dilutive securities
Stock option dilution		939,545
Diluted earnings per share
Net income	396,072	23,401,176	$.02

	Nine Months Ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$882,839	22,215,512	$.04

Effect of dilutive securities
Stock option and warrant dilution		2,600,569
After-tax interest on convertible notes	43,125
Convertible notes		1,150,000

Diluted earnings per share
Net income	$925,964	25,966,081	$.04

Note 6 - At September 30, 2026, the balance of the Senior Loan was comprised of:

Senior Loan Principal	$6,703,855
Less Unamortized Loan Closing Costs	(502,056)
Net Carrying Value	$6,201,799

For the three-month period ended September 30, 2026, total interest expense on the senior note was $160,570.

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

Note 8 – Deferred tax asset of $3.0 million was remaining at September 30, 2026 and a provision for income taxes at an effective rate of 24% was reflected on the operating statement for the three-months ending September 30, 2026 of $26,742 and the nine-months ending September 30, 2026 of $125,076 which was used to reduce the deferred tax asset. The deferred tax asset of $3.0 million is more likely than not to be used up over the next five years, therefore no allowance was deemed necessary as of September 30, 2026.

Note 9 - There were no material changes to the Company’s operating lease arrangements during the three months and nine months ended September 30, 2026. The Company continues to operate under operating leases for its corporate office and nine Craft Pizza & Pub locations, with a weighted-average remaining lease term of approximately 37 months (excluding renewal options).

Note 10. The Company has reviewed all transactions to which the Company and officers and directors of the Company are a party or have a financial interest. The board of directors of the Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and other affiliates must be approved by a majority of the Company’s disinterested directors and be conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In June 2026, with the new financing, the subordinated note owned by Paul Mobley in the amount of $300,000 was repaid. Interest had been paid to Paul Mobley on that subordinated note prior to its repayment on June 10, 2026 in the amount of $15,000. Both of the above mentioned items were on the same terms and conditions as all other subordinated debt holders. In relation to the sub-debt, Paul Mobley exercised a warrant and paid the exercise price for 450,000 shares during the second quarter of 2026. Legal fees were paid to Roberts Means Roncevic Kapela, LLC of which director, Jeffrey Roberts, was the founding member, in the amount of $20,141 in the three-months ended September 30, 2026 and $72,809 in the nine-months ended September 30, 2026.

Note 11 – Stock-Based Compensation - The Company recognized stock-based compensation expense of $13,902 and $9,196 for the three months ended September 30, 2026 and 2025, respectively, and $38,817 and $29,179 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation costs related to unvested stock options was $62,155 which will be recognized over a weighted average period of two years.

There were 435,000 stock options granted, 12,000 forfeitures and 255,000 exercised in a cashless exercise during the nine-month period ended September 30, 2026. Accordingly, the outstanding options as of September 30, 2026 were 4,141,834 compared to 3,973,834 as of December 31, 2025.

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

Nine-Month Period Ended September 30, 2026

	Franchising	Company-Owned Restaurants	Total
Revenue	$4,759,683	$6,474,085	$11,233,768
Administrative fees and other revenue	-	-	39,186
Total revenue	4,759,683	6,474,085	11,272,954
Segment operating expenses	(1,275,067)	(5,966,269)	(7,241,336)
Segment contribution margin	$3,484,616	$507,816	$4,031,618

Nine-Month Period Ended September 30, 2025

	Franchising	Company-Owned Restaurants	Total
Revenue	$4,367,815	$6,630,583	$10,998,398
Administrative fees and other revenue	-	-	64,433
Total revenue	4,367,815	6,630,583	11,062,831
Segment operating expenses	(1,401,190)	(5,893,883)	(7,295,073)
Segment contribution margin	$2,966,625	$736,700	$3,767,758

Nine Months Ended September 30,

	2026	2025
Total segment contribution margin	$4,031,618	$3,767,758
General and administrative expenses	(1,904,671)	(1,548,409)
Depreciation and amortization	(305,549)	(293,545)
Operating income	1,821,398	1,925,804
Interest expense	(1,020,522)	(1,156,870)
Income before income taxes, discontinued operations and decrease in value of warrants	$800,876	$768,934

Three Months Ended September 30, 2026

	Franchising	Company-Owned Restaurants	Total
Revenue	$1,629,093	$2,166,285	$3,795,378
Administrative fees and other revenue	-	-	(706)
Total revenue	1,629,093	2,166,285	3,794,672
Segment operating expenses	(433,427)	(2,026,055)	(2,459,482)
Segment contribution margin	$1,195,666	$140,230	$1,335,190

Three Months Ended September 30, 2025

	Franchising	Company-Owned Restaurants	Total
Revenue	$1,467,655	$2,286,707	$3,754,362
Administrative fees and other revenue	-	-	57,479
Total revenue	1,467,655	2,286,707	3,811,841
Segment operating expenses	(459,998)	(1,994,014)	(2,454,012)
Segment contribution margin	$1,007,657	$292,693	$1,357,829

Three Months Ended September 30,

	2026	2025
Total segment contribution margin	$1,335,190	$1,357,829
General and administrative expenses	(674,748)	(554,897)
Depreciation and amortization	(104,408)	(97,465)
Operating income	556,034	705,467
Interest expense	(167,071)	(405,534)
Income before income taxes, discontinued operations and decrease in value of warrants	$388,963	$299,933

The Company generates revenue from the following primary sources:

Restaurant Revenue

Restaurant revenue consists primarily of food and beverage sales from Company-owned Craft Pizza & Pub locations and a Company-operated non-traditional location, which was discontinued as of August 11, 2026. The revenue from the discontinued restaurant operations was moved to discontinued operations. Revenue is recognized at the point in time when food and beverage products are provided to customers. Payment is generally received at the time of sale through cash, credit card, or other electronic payment methods.

Franchise Royalties

The Company enters into franchise agreements with the owners of the pizza program that they install in their convenience stores that documents the terms of their agreement, which provide for ongoing royalty fees based on a percentage of the pizza program sales. Royalty revenue is recognized as the underlying franchise sales occur because the nature of the Company's performance obligation is to provide ongoing access to the Company's intellectual property and franchise system. Royalty revenue is generally billed and collected weekly through automated clearing house (ACH) withdrawals.

Initial Franchise Fees

Initial franchise fees and transfer fees are received upon execution of franchise agreements or transfer agreements. Because the initial franchise fee does not represent a separate performance obligation, the fee had formerly been deferred and recognized over the term of the related franchise agreement, which is generally ten years, as the Company satisfies its ongoing performance obligations to the franchisee. Since the Company lowered its upfront fee for non-traditional franchises to $2,750 the Company spends more money on the acquiring of the franchise than the fee provides. The Company now recognizes both the fee income and the cost at the time the fee is received. Any differences between the cost and the fee is immaterial.

Equipment Commissions

The Company assists franchisees in arranging equipment purchases from third-party vendors and earns commissions on certain equipment sales. Revenue is recognized when the underlying equipment transaction is completed and the Company's performance obligation has been satisfied.

Manufacturer and Distributor Allowances

The Company receives consideration from approved manufacturers and distributors related to the use of the Company's proprietary recipes, formulas, specifications, and approved product programs. Revenue from these arrangements is recognized as the underlying product sales occur based on sales reports received from distributors.

Administrative Fees and Other Revenue

Administrative fees and other revenue primarily consist of various franchise-related charges and other miscellaneous revenue streams and are recognized when the related services are performed or when the Company's performance obligations have been satisfied.

Disaggregation of Revenue

The following table disaggregates revenue by major revenue source for the nine-month periods ended September 30:

Revenue Source	2026	2025
Company-owned Craft Pizza & Pub restaurant revenue	$6,474,085	$6,630,583
Franchising revenue (including royalties, franchise fee amortization, manufacturer allowances, equipment commissions and other franchise-related revenue)	4,759,683	4,367,815
Administrative fees and other revenue	39,186	64,433
Total Revenue	$11,272,954	$11,062,831

The Company's CODM is its Chief Executive Officer.

The Company has identified two reportable operating segments:

•	Franchising – Consists primarily of franchise royalties, franchise fee revenue, manufacturer and distributor allowances, equipment commissions, and related support activities.
•

Company-Owned Restaurants – Consists of the operations of Company-owned Craft Pizza & Pub locations and a Company-operated non-traditional restaurant location which was discontinued on August 11, 2026 and all income and expenses were taken out of current operations and moved to discontinued operations.

The CODM evaluates segment performance primarily based on segment revenue, segment operating expenses, and segment contribution margin. General corporate expenses, depreciation and amortization, interest expense, income taxes, and certain other corporate-level items are not allocated to operating segments for purposes of evaluating segment performance.

For income and expense performance please refer to the margin statements on page 19 of this report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noble Roman’s, Inc., an Indiana corporation incorporated in 1972, sells pizza programs, which are memorialized by a franchise agreement, and services franchises, operates Company-owned stand-alone restaurants and a non-traditional foodservice operation, which was discontinued on August 11, 2026, under the trade names “Noble Roman’s Craft Pizza & Pub,” “Noble Roman’s Pizza,” “Noble Roman’s Take-N-Bake,” and “Tuscano’s Italian Style Subs.” References in this report to the “Company” are to Noble Roman’s, Inc. and its wholly-owned subsidiary, unless the context requires otherwise. The Company’s only subsidiary is RH Roanoke, Inc., which operated a Company-owned non-traditional location which was discontinued on August 11, 2026.

The Company has been operating and franchising Noble Roman’s Pizza operations in a variety of stand-alone and non-traditional locations across the country since 1972. Its first Craft Pizza & Pub location opened in 2017 as a Company-operated restaurant in a northern suburb of Indianapolis, Indiana. Between then and 2021 the Company opened a total of eight more Company-operated Craft Pizza & Pub locations. The Company-operated locations serve as the base for what it sees as a significant potential future growth opportunity, i.e., franchising its full-service restaurant format to experienced, multi-unit restaurant operators with a track record of success. In addition to the nine Company-operated Craft Pizza & Pub locations, during 2019 to 2020 franchisees opened three franchised locations. Today, in total, there are 12 Craft Pizza & Pub locations in operation, however an additional franchise location is under construction in Evansville, Indiana.

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

Revenue from the franchising venue declined in 2021 and early 2022 due to the number of government-forced closures in an attempt to prevent the spread of COVID. The franchising segment was made up of a number of franchises located in all types of entertainment facilities such as bowling centers and family entertainment centers. The regulations varied in different states but for the most part closing orders were in effect for two years after which most of those franchisees did not have the financial means of reopening.

The Company refocused its development plans toward selling more non-traditional franchises in convenience stores as a result of the pandemic coming to an end and the owners of such non-traditional locations becoming more willing to look at expansion options and to invest in their growth. The focus on selling more non-traditional franchise locations, including several locations with higher-than-average potential volumes, is ongoing. The Company has sold many units yet to be opened and still has a significant pipeline of prospects to expand the number of non-traditional franchise locations in operation.

Noble Roman’s Craft Pizza & Pub

The Noble Roman’s Craft Pizza & Pub format incorporates many of the basic elements first introduced in 1972 but in a modern atmosphere with up-to-date baking technology and equipment to maximize speed, enhance quality and perpetuate the taste customers love and expect from a Noble Roman’s.

The Noble Roman’s Craft Pizza & Pub provides for a selection of approximately 40 different toppings, cheeses and sauces from which to choose. Beer and wine also are featured, with approximately 14 different beers on tap including both national and local craft selections. Wines include approximately 12 affordably priced options by the bottle or glass in a range of varietals. Beer and wine service is provided at the bar and throughout the dining room.

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

Business Operations

Distribution

The Company’s proprietary ingredients are manufactured pursuant to the Company’s specifications or recipes by third-party manufacturers under agreements between the Company and its various manufacturers. These agreements require the manufacturers to produce ingredients meeting the Company’s specifications and to sell them to Company-approved third-party distributors at prices negotiated between the Company and the manufacturer.

The Company has third-party distributors strategically located throughout the United States. Distribution agreements require the distributors to maintain adequate inventories of all ingredients necessary to meet the needs of the Company’s franchisees in their distribution areas for weekly deliveries to the franchisee. Each of the primary distributors purchases the ingredients from the manufacturers at prices negotiated between the Company and the manufacturers, but under payment terms agreed upon by the manufacturers and the distributors, and they distribute the ingredients to the franchisees at a price determined by the distribution agreement. Payment terms to the distributor are agreed upon between each franchisee and the respective distributor.

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

The following table sets forth the revenue, expense and margin contribution of the Company’s Craft Pizza & Pub venue and the percentage relationship to its revenue:

	Three months ended September 30,				Nine months ended September 30,
Description	2025		2026		2025		2026
Revenue	$2,286,707	100%	$2,166,285	100%	$6,630,583	100%	$6,474,085	100%
Cost of sales	475,841	20.8	449,391	20.7	1,371,714	20.7	1,313,082	20.3
Salaries and wages	633,856	27.7	612,027	28.3	1,857,944	28.0	1,801,359	27.8
Facility cost including rent, common area and utilities	420,676	18.4	453,950	20.9	1,242,025	18.7	1,325,646	20.5
Packaging	74,238	3.3	76,577	3.5	218,458	3.3	221,642	3.4
Third-party delivery fees	37,539	1.6	65,817	3.0	142,823	2.2	236,343	3.7
All other operating expenses	351,863	15.4	368,293	17.0	1,060,920	16.0	1,068,197	16.5
Total expenses	1,994,013	87.2	2,026,055	93.5	5,893,883	88.9	5,966,269	92.2
Margin contribution	$292,694	12.8%	$140,230	6.5%	$736,700	11.1%	507,816	7.8%

Revenue is recognized in the Craft Pizza & Pub venue as it is incurred by each location.

The following table sets forth the revenue, expense and margin contribution of the Company’s franchising venue and the percentage relationship to its revenue:

Description	Three months ended September 30,				Nine months ended September 30,
	2025		2026		2025		2026
Royalties and fees franchising	$1,467,655	100%	$1,629,093	100%	$4,367,815	100%	$4,759,683	100%
Salaries and wages	222,822	15.2	222,047	13.6	608,789	13.9	651,004	13.7
Franchise promotion expense	22,172	1.5	(3,752)	(.2)	111,393	2.6	77,168	1.6
Travel and auto	42,163	2.9	27,784	1.7	97,843	2.2	85,770	1.8
All other operating expenses	172,841	11.8	187,348	11.5	583,166	13.4	461,125	9.7
Total expenses	459,998	31.3	433,427	26.6	1,401,190	32.1	1,275,067	26.8
Margin contribution	$1,007,657	68.7%	$1,195,666	73.4%	$2,966,625	67.9%	$3,484,616	73.2%

Revenue from royalties is recognized as income when reported by the franchisee; from allowances based on the timing of the usage to each franchisee as reported by the distributors; revenue on current franchise fees are recorded as income when received; and franchise fees from previous franchise agreements with a higher franchise fee that were deferred are recognized as income when they are amortized over the term of each individual franchise.

The following table sets forth the revenue, expense and margin contribution of the Company-owned non-traditional venue, which is now incorporated into discontinued operations, showing the percentage relationship to its revenue. This location was discontinued on August 11, 2026.

Description	Three months ended September 30,				Nine months ended September 30,
	2025		2026		2025		2026
Revenue	$331,812	100%	$111,284	100%	$921,409	100%	$661,549	100%
Total expenses	303,929	91.6	120,107	107.9	871,523	94.6	665,414	100.6
Margin contribution (loss)	$27,883	8.4%	$(8,823)	(7.9)%	$49,886	5.4%	$(3,865)	(.6)%

Results of Operations

Company-Owned Craft Pizza & Pub

The revenue from this venue decreased from $2.287 million to $2.167 million for the three-months ended September 30, 2026 compared to the corresponding period in 2025, and decreased from $6.63 million to $6.47 million for the nine-month period ended September 30, 2026 compared to the corresponding period in 2025. The decrease in both the three and nine-month periods resulted from a decrease in same store sales that began with the start of the Iran conflict and the subsequent issues with discretionary consumer spending related to gas and other prices.

Cost of sales, as a percentage of revenue, decreased from 20.8% to 20.7% for the three-month period and from 20.7% to 20.3% for the nine-month period ended September 30, 2026 compared to the corresponding periods in 2025. The Company has incurred significant increases in product cost but has been able to offset that extra cost after negotiations with manufacturers and with internal adjustments to operating systems and by strategically combining a mix of value and premium product marketing efforts.

Salaries and wages, as a percentage of revenue, increased from 27.7% to 28.3% for the three-month period and from 28.0% to 27.8% for the nine-month period ended September 30, 2026 compared to the corresponding periods in 2025. The cost of salaries and wages has increased significantly due to the competitive environment for available management caused by a general market shortage, which has been partially offset by transferring some job responsibilities from higher paid positions to lower paid ones.

Gross margin contribution as a percentage of revenue decreased from 12.8% to 6.5% and from 11.1% to 7.8% for the three-month and nine-month periods ended September 30, 2026 compared the corresponding periods in 2025. The decrease in margin was the result of the decrease in revenue cited above.

Franchising

Total revenue increased from $1.47 million to $1.63 million and $4.37 million to $4.76 million for the three-month and nine-month periods ended September 30, 2026, compared to the comparable periods in 2025. Franchising revenue reflected increases in both the three-month and nine-month periods over the corresponding periods in 2025 because of the increase in the number of franchise locations opened. The number of stores opened was approximately 60 units per year for the prior three years and the current estimate is to open approximately 65 units in 2026. During the fourth quarter of 2022, the Company recognized that with the pandemic winding down non-traditional locations, particularly in the convenience store and travel plaza segments, were strongly considering better food options to grow their business and increase their margins. By shifting emphasis to growth in the non-traditional segment the Company was able to pursue the new opportunity and at the same time slightly decrease overhead. The interest in new sales opportunities in the convenience store and travel plaza segments are continuing, and with the new franchise agreements sold and a backlog of prospects, the Company expects the revenue trend to continue increasing.

Salaries and wages, franchise promotion expense, insurance and other operating costs as a percentage of revenue were 26.6% and 26.8% for the three-month and nine-month periods ended September 30, 2026, respectively, compared to 31.3% and 32.1% for the corresponding periods in 2025, respectively. These reductions reflect increased revenue with little change in operating costs, and the Company currently expects this trend to continue in the near term.

Margin contribution was 73.4% and 73.2%, as a percentage of revenue, for the three-month and nine-month periods ended September 30, 2026, respectively, compared to 68.7% and 67.9% for the comparable periods in 2025, respectively. The significant increase in margin contribution reflects the continued growth in revenue without significant growth in overhead.

Company-Owned Non-Traditional Location

This location was discontinued on August 11, 2026. Prior to being discontinued gross revenue was $111,284 and $661,549 during the three-month and nine-month periods ended September 30, 2026, respectively, compared to $331,812 and $921,409 for the comparable periods in 2025, respectively.

This location, operating approximately 16 hours per day with a very extensive menu within a hospital cafeteria, was previously acquired by the Company, largely as a demonstration location for venues significantly more complex than the convenience store venue. After completing a hospital renovation and deciding to internalize all food operations, the hospital determined not to renew its management agreement with the Company. In any event, given its current convenience store growth focus, the Company no longer needs to operate such a unit, and the hospital contractual and operating arrangements were such that the location was not financially productive for the Company. The Company does not intend to operate any more Company-owned non-traditional locations. The results of this venue were removed from current operations and consolidated in discontinued operations for all periods shown.

Corporate Level Results of Operations

Depreciation and amortization was $104,408 and $305,549 for the three-month and nine-month periods ended September 30, 2026, respectively, compared to $97,465 and $293,545 for the comparable periods in 2025, respectively. Depreciation remains relatively constant as the Company has not added any new company-owned locations in the last three years.

General and administrative expenses were $674,748 and $1,904,671 for the three-month and nine-month periods ended September 30, 2026, respectively, compared to $554,897 and $1,548,409 for the comparable periods in 2025, respectively. The Company increased its nine-months general and administrative expenses while building more non-traditional sales while preparing for more growth in the future. The Company does not currently expect those expenses to grow significantly in the future though the rate of annual additions to non-traditional locations is expected to continue and accelerate.

Operating income was $556,034 and $1,821,398 for the three-month and nine-month periods ended September 30, 2026, respectively, compared to $705,467 and $1,925,804 for the comparable periods in 2025, respectively. This decrease in operating income for the nine-month period was primarily the result of same store sale decreases in the Company-owned restaurants (for the reasons cited above) in addition to an increase in the general and administrative expenses in preparation for more rapid expansion in the non-traditional locations.

Interest expense was $167,071 and $1,020,522 for the three-month and nine-month periods ended September 30, 2026, respectively, compared to $405,534 and $1,156,870 for the comparable periods in 2025, respectively. The decrease in interest expense was primarily the result of the Company obtaining new financing on June 10, 2026 wherein it repaid all existing debt including the debt to Corbel, the Company’s subordinated debt and the elimination of all outstanding warrants owned by Corbel. The new debt calls for an interest rate of SOFR, as defined in the agreement, plus 4%, which is currently approximately 7.9%. In addition, all of the Company’s debt at the present time is being amortized over a 60-month period. Going forward, there are no remaining warrants outstanding to affect future dilution.

As a result of the above factors, excluding the loss on discontinued operation from the non-productive company-owned non-traditional location, net income before accrual for income tax was $388,963 and $800,876 for the three-month and nine-month periods ended September 30, 2026, respectively, compared to $667,341 and $1.14 million for the comparable periods in 2025, respectively. The amount for both the three-month and nine-month periods in 2025 included an increase in net income as a result of a decrease in value of warrants of $367,408 in both the three-month and nine-month periods. Net income before income tax is important as there will be no cash payments for income tax in the next several years because of the company’s deferred tax asset. The income taxes accrued are applied against the deferred asset credit rather than being paid in cash.

Liquidity and Capital Resources

The Company’s current ratio was 1.4-to-1 as of September 30, 2026 compared to .40-to-1 as of December 31, 2025. This improvement was the result of the new financing from Lake Forest Bank & Trust Company, N.A (the “Bank”) and continued profitable operations. The new Bank loan proceeds were used to repay Corbel Capital Partners SBIC, L.P. (“Corbel”), all outstanding subordinated debt, and to purchase from Corbel all of the outstanding warrants owned by Corbel, in addition to paying the related costs of the Bank loan.

The new Bank senior loan in the principal amount of $6,900,427 is secured by all tangible and intangible assets of the Company and is scheduled to be repaid monthly over a period of five years with an interest rate of SOFR, as defined in the agreement, plus 4% per annum payable in arrears on the declining loan balance. The new Bank loan and the disbursement of its proceeds occurred on June 10, 2026 and for the first 30 days, or until July 10, 2026, was interest only and was paid in arrears. The Bank loan contains certain financial and other covenants. The Company ascertained that it was in compliance with all covenants as of September 30, 2026.

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

Forward-Looking Statements

The statements contained above in Management’s Discussion and Analysis concerning the Company’s future revenues, profitability, financial resources, financing efforts, market demand and product development are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company’s management. The Company’s actual results in the future may differ materially from those indicated by the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including, but not limited to competitive factors and pricing and cost pressures, the Company’s ability to service its loan, the emergence or spread of human or animal pandemics (such as COVID-19 or the Avian Bird Flu), non-renewal of franchise agreements or contemplated openings not occurring, shifts in market demand, the success of franchise programs, general economic conditions, war or other global or regional disruptions, changes in demand for the Company’s products or franchises, the impact of franchise regulation, the success or failure of individual franchisees, general inflation, other changes in prices or supplies of food ingredients and labor, and as well as the factors discussed under “Risk Factors” contained in the Annual Report for 2025 on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk relates primarily to its variable-rate debt. As of September 30, 2026, the Company had outstanding variable interest-bearing debt in the aggregate principal amount of $6.7 million. The Company’s current borrowings, as of September 30, 2026, are at a variable rate tied to SOFR plus 4.0% per annum adjusted on a monthly basis. Based on its current debt structure, for each 1% increase in SOFR the Company would incur increased interest expense of approximately $65,000 over the succeeding 12-month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective because the material weakness in internal control over financial reporting previously disclosed in the Company's 2025 Form 10-K had been remediated as of September 30, 2026. Management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows in conformity with U.S. GAAP.

Remediation of Material Weakness

The previously identified material weakness had related primarily to deficiencies in the Company's financial reporting and period-end close process, including the timely preparation, reconciliation, documentation and review of certain account balances and financial reporting matters. Management continued remediation efforts during the quarter ended September 30, 2026. The enhanced controls had operated for a sufficient period to conclude that the material weakness had been remediated.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.3

Credit Agreement dated as of June 10, 2026, by and among the Registrant, and Lake Forest Bank & Trust Company, N.A. is was filed with Form 10-Q dated August 12, 2026 and is incorporated herein by reference.

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

NOBLE ROMAN’S, INC.

Date: November 12,2026	By:	/s/ Paul W. Mobley
Paul W. Mobley, Executive Chairman,
Chief Financial Officer and Principal
Accounting Officer (Authorized Officer and

